Form 10-K
period 2014-12-31
Medovex Corp.
filed 2015-03-31
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 001-36763

MEDOVEX CORP.
(Exact name of Registrant as specified in its charter)

Nevada	46-3312262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3279 Hardee Avenue
Atlanta, Georgia 30341
(844) 633-6839
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2014, as the Company was not public at that time.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on March 25, 2015 was approximately $37,224,000.  Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2015,11,056,125 shares of the registrant’s common stock were outstanding, including 1,674,947 shares committed to be issued pursuant to the Streamline, Inc. acquisition described herein.

Documents incorporated by reference: None.

-i-

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in search medical device development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that changes in the distribution network composition may lead to decreases in query volumes; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with international customers; that we may have unexpected increases in costs and expenses; or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this Annual Report may occur.  These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

-ii-

PART I

ITEM 1.    BUSINESS

Overview

MedoveX was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride Inc., (“Debride”), which was incorporated under the laws of Florida on October 1, 2012, but did not commence operations until February 1, 2013.  Spinez Corp. changed its name to MedoveX Corp. and effected a 2-for-1 reverse split of its stock in March, 2014.

The goal of the Company is to obtain, develop and commercialize various intellectual property rights (patents, patent applications, knowhow, etc.) in the medical technology area, with particular focus on the development of medical devices. We intend to leverage the extensive experience of our board of directors and management team in the medical industry to seek out product candidates for licensing, acquisition or development.    On March 11, 2015, we filed a Form 8-K to disclose that we have entered into an agreement to acquire Streamline, Inc., and on March 25, 2015, we consummated the acquisition.

The DenerveX Device

Our first acquisition was the DenerveX device.  We believe that the DenerveX device can be developed to encompass a number of medical applications, including pain relief.

The Company acquired the DenerveX patent on January 31, 2013 from Scott Haufe, M.D. (“Dr. Haufe”), a director of the Company, in exchange for 750,108 shares of common stock in the Company and a 1% royalty on all sales of any product sold based on the patent. In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D. (“Dr. Andrews”), a director of the Company, whereby Dr. Andrews committed to further evaluate the DenerveX device and to seek to make modifications and improvements to such technology.  In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of the DenerveX net sales during the five (5) year term of the Co-Development Agreement. Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, then the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of DenerveX net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained.  Such one (1%) percent royalty shall continue during the effectiveness of such patent.  Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the DenerveX to the Company subject to the royalty rights described above.

Our intention is to market the product as a disposable, single-use kit which will include all components of the DenerveX product. In addition to the DenerveX device itself, we are developing a dedicated Electro Surgical Generator to power the DenerveX device. The generator would be provided to customers agreeing to purchase the DenerveX device, and could not be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completion of the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through December 31, 2014, we have paid $667,569 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based U.S. Food and Drug Administration (“FDA”) registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. Our agreement with Nortech includes agreed-upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2014, we have paid $16,024 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop our Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through December 31, 2014, we have paid $105,500 to Bovie towards the $295,000 total.

Streamline, Inc. Merger

On March 9, 2015, the Board of Directors of Medovex and Streamline, Inc., a Minnesota corporation (“Streamline”), approved an Agreement and Plan of Merger (the “Merger Agreement”). On March 24, 2015, Streamline shareholders approved the Merger Agreement and the transaction was closed immediately thereafter. Under the Merger Agreement, STML Merger Sub, Inc. a wholly-owned subsidiary of Medovex, merged into Streamline, after which Streamline became a wholly-owned subsidiary of Medovex. Streamline is in the business of designing, developing, manufacturing and marketing 510(k) exempt products for use in the medical field. Medovex intends, although there can be no assurance, to enter into a marketing agreement with a leading hospital bed manufacturer to market Streamline’s patented IV Suspension System as an option with its hospital beds, and pursue other marketing opportunities for the product.  Our President and Chief Operating Officer, Patrick Kullman, was formerly the Chief Executive Officer of Streamline.  However, Mr. Kullman held no securities of Streamline.

All Streamline dilutive securities were either exercised or terminated prior to the closing, resulting in 4,709,491 shares of Streamline’s common stock outstanding immediately prior to closing. Net proceeds from these exercises (after statutory withholdings and certain transaction expenses) were included in the amount of cash available to Streamline stockholders. Each share of Streamline common stock may be exchanged by its holder for approximately $0.29 in cash and approximately 0.35 shares of Medovex common stock after submitting properly executed documents to a 3rd party paying agent. Additionally, 200,000 shares of Medovex common stock will be held in escrow for up to 18 months after the consummation of the Merger to secure Streamline’s indemnification obligations under the Merger Agreement.

In aggregate, this transaction will result in the issuance of 1,875,000 shares of Medovex common stock (200,000 shares of which will be held in escrow) and approximately $1,325,000 of cash being sent to the paying agent for distribution to Streamline shareholders. For logistical reasons, the cash and share consideration has not been yet paid or issued to the Streamline shareholders. The terms of the Merger Agreement also required a commitment by Medovex to supply a minimum of $750,000 in working capital to the Streamline subsidiary. We are in the process of auditing the financial statements of Streamline and intend to file such financial statements within the time period prescribed by the Securities Exchange Act of 1934.

The IV Suspension System ("ISS")

On March 24, 2015, we acquired the patent rights to the Streamline ISS product as part of the Company’s acquisition of Streamline. There are no royalties or other commitments associated with the sale of this product. The product has already been manufactured at a contract facility in North Dakota and requires no regulatory approval for sale. The ISS is a system designed to allow the transportation of IV poles secured to hospital beds such that one person could move a patient without fear of separating the IV pole from the patient during transport.

While there are several “bed and boom” transfer systems on the market, we are not aware of any that take the Streamline patented approach to addressing IV pole transportation. Nevertheless, other bed transportation products have been on the market longer and have larger organizations marketing their products. The hospital market in general is highly competitive, and introducing any new product is difficult and time consuming.

Competition

Developing and commercializing new products is highly competitive.  The market is characterized by extensive research and clinical efforts and rapid technological change.  We face intense competition worldwide from medical device, biomedical technology and medical products and combination products companies, including major medical products companies.  We may be unable to respond to technological advances through the development and introduction of new products.  Most of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources.  These competitors may also be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products.  Our competitors may commercialize new products in advance of our products.  Our products also face competition from numerous existing products and procedures, which currently are considered part of the standard of care.  We believe that the principal competitive factors in our markets are:

•	the quality of outcomes for medical conditions;

•	acceptance by surgeons and the medical device market generally;

•	ease of use and reliability;

•	technical leadership and superiority;

•	effective marketing and distribution;

•	speed to market; and

•	product price and qualification for coverage and reimbursement.

We will also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as in acquiring technologies and licenses complementary to our products or advantageous to our business.

We are aware of several companies that compete or are developing technologies in our current and future products areas.  With regard to the DenerveX device, we believe that our principal competitors include device manufacturers Cosman Medical Inc., Stryker Corporation and Spembly Medical Systems.  We may also face competition from developing, but potentially untested technologies such as Zyga’s GLYDER device. In order to compete effectively, our products will have to achieve widespread market acceptance, receive adequate insurance coverage and reimbursement, be cost effective and be simultaneously safe and effective.

While there are several “bed and boom” transfer systems on the market, we are not aware of any that take the Streamline patented approach to addressing IV pole transportation. Nevertheless, other bed transportation products have been on the market longer and have larger organizations marketing their products. The hospital market in general is highly competitive, and introducing any new product is difficult and time consuming.

Customers

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any products for which we obtain marketing approval.  We estimate selling the DenerveX in Europe before the United States. We will utilize the experience of distributors in the countries we opt to market to decide the best approach to selling the DenerveX within their respective countries. Information gleaned from the European sales will help finalize our approach for sales in the United States.

Initially we plan to market Streamline’s IV Suspension System to hospitals exclusively via a marketing agreement with a major hospital bed manufacturer. This arrangement will be evaluated over the course of the year to gauge its effectiveness.

Intellectual Property

A key element of our success depends on our ability to identify and create proprietary medical device technologies.  In order to proactively protect those proprietary technologies, we intend to continue to develop and enforce our intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally, as well as through the use of trade secrets, domain names and contractual agreements such as confidentiality agreements and proprietary information agreements.

Currently, our intellectual property rights include the intellectual property acquired from Debride, Inc., which includes the U.S. Patent 8,167,879 B2 (the “Patent”). The Patent was originally filed in 2009 and was issued on May 1, 2012. We intend to leverage the Patent to the fullest extent possible through market development and prosecution of our rights under the Patent.

As a result of our acquisition of Streamline, we acquired the rights to U.S. Patents 7,497,407 B2 (issued March 3, 2009), 7,735,789 B2 (issued June 15, 2010), and 7,918,422 B2 (issued April 5, 2011), all related to Streamline's Transformable Intravenous Pole. We believe these patents provide intellectual property protection for the product acquired from Streamline.

In addition to filing and prosecuting patent applications in the United States, we intend to file counterpart patent applications in additional countries where we think such foreign filing is warranted.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained.  In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.  In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent.

We intend to continually re-assess and fine-tune our intellectual property strategy in order to fortify our position in our market space in the United States and internationally.  To that end, we are prepared to file additional patent applications should our intellectual property strategy require such filings and/or where we seek to adapt to competition or seize business opportunities.  Further, we are prepared to file patent applications relating to any other products that we develop or require soon after the experimental data necessary for a strong application become available and our cost-benefit analyses justifying filing such applications.

Many biotechnology companies and academic institutions are competing with us in the medical device field and filing patent applications potentially relevant to our business.  Internally, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements with employees, independent contractors, consultants and companies with which we conduct business.  Also, we generally require employees to assign patents and other intellectual property to us as a condition of employment with us.

In order to contend with the inevitable possibility of third party intellectual property conflicts, from time to time, we will review and assess the third-party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies.  We may find it necessary or prudent to obtain licenses from third party intellectual property holders.  Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business.  In other instances, however, where a third party holds relevant property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all.  We will attempt to manage the risk that such third party intellectual property may pose by conducting, among other measures, freedom-to-operate studies to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third party intellectual property.

Government Regulations

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any product that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.

Opportunities Created by Healthcare Legislation

We anticipate that recent healthcare legislation will create greater opportunities for cost-effective providers of healthcare.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) and other related healthcare reform activities reform seek to expand coverage to a broader range of patients.  Since insurance coverage reduces the out-of-pocket expense for physician visits, patients will be better able to afford visits to the doctor and accordingly, the number of physician visits is projected to rebound, particularly in 2014, when health insurance exchanges and subsidization of insurance premiums will be established for individuals with income less than 400% of the poverty line.

Additionally, PPACA accomplishes its proposed expansion of coverage to previously uninsured individuals through a significant loosening of the eligibility criteria for enrollment in Medicaid.  As Americans grow older and live longer, there will be greater public and private spending on healthcare, which is expected to help hospitals afford to upgrade their equipment in order to speed surgical processes while lowering associated risks, such as infection and recovery time.  Consequently, areas of strongest growth in the hospital market will be in medical devices that treat age-related illnesses, such as those that are likely to seek reimbursement through Medicaid, and those devices that help hospitals achieve faster procedures while lowering the associated risks as discussed above.

FDA Regulation

The DenerveX and any other product we may develop must be approved or cleared by the FDA before it is marketed in the United States.  Before and after approval or clearance in the United States, our products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies.  FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and products.

In the United States, the FDA subjects medical products to rigorous review.  If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or to allow us to manufacture or market our products, and we may be criminally prosecuted.  Failure to comply with the law could result in, among other things, warning letters, civil penalties, delays in approving or refusal to approve a product, product recall, product seizure, interruption of production, operating restrictions, suspension or withdrawal of product approval, injunctions, or criminal prosecution.

FDA Approval or Clearance of Medical Devices

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:

•	Class I: general controls, such as labeling and adherence to quality system regulations;

•
Class II: special controls, pre-market notification (often referred to as a 510(k) application), specific controls such as performance standards, patient registries, postmarket surveillance, additional controls such as labeling and adherence to quality system regulations; and

•	Class III: special controls and approval of a pre-market approval (“PMA”) application.

In general, the higher the classification, the greater the time and cost to obtain approval to market. There are no “standardized” requirements for approval, even within each class. For example, the FDA could grant 510(k) status, but require a human clinical trial, a typical requirement of a PMA. They could also initially assign a device Class III status, but end up approving a device as a 510(k) device if certain requirements are met.  The range of the number and expense of the various requirements is significant. The quickest and least expensive pathway would be 510(k) approval with a just a review of existing data. The longest and most expensive path would be a PMA with extensive randomized human clinical trials. We cannot predict how the FDA will classify the DenerveX device, nor predict what requirements will be placed upon us to obtain market approval, or even if they will approve the DenerveX device at all. However, we believe the pathway that will be required by the FDA will be somewhere between the two extremes described above.

We intend to apply to the FDA for 510(k) clearance for our DenerveX device. However, it is very possible the FDA will deny this request and require the more expensive PMA process. The Company has budgeted based on the assumption that the PMA process will be required.  To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to another currently legally marketed medical device, has the same intended use, and is as safe and effective as a currently legally marketed device and does not raise different questions of safety and effectiveness than does a currently legally marketed device.  510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information, and the results of performance testing.  In some cases, a 510(k) submission must include data from human clinical studies.  We believe that other medical devices which have been approved by the FDA have many aspects that are substantially similar to the DenerveX device, which may make obtaining 510(k) clearance possible.  Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence.  After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new  510(k) clearance or, if the device would no longer be substantially equivalent, would require PMA. In addition, any additional claims the Company wished to make at a later date, such as the permanent relief of pain, may require a PMA.  If the FDA determines that the product does not qualify for 510(k) clearance, they will issue a Not Substantially Equivalent letter, at which point the Company must submit and the FDA must approve a PMA before marketing can begin.

During the review of a 510(k) submission, the FDA may request more information or additional studies and may decide that the indications for which we seek approval or clearance should be limited.  In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

European Union Approvals

The EU will require a CE mark certification or approval in order to market the DenerveX device in the various countries of the European Union or other countries outside the United States.  To obtain CE mark certification of the device, we will be required to work with an accredited European notified body organization to determine the appropriate documents required to support certification in accordance with existing medical device directive.  The predictability of the length of time and cost associated with such a CE marketing may vary, or may include lengthy clinical trials to support such a marking. Once the CE mark is obtained, a company may market the device in the countries of the EU.  We have targeted the submission of our application for CE marketing in 2015. Management believes it will be able to obtain European CE mark approval to market the DenerveX device before it will obtain FDA approval. The Company has retained third party experts to assist with the European approval. Management will be interviewing potential European distributors and will likely retain a European sales manager to assist the distributor and promote the product in Europe.

Clinical Trials of Medical Devices

One or more clinical trials are becoming necessary to support an FDA submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements.  If an investigational device could pose a significant risk to patients, the sponsor company must submit an Investigational Device Exemption, or "IDE" application to the FDA prior to initiation of the clinical study.  An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound.  The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin.  Clinical studies of investigational devices may not begin until an institutional review board ("IRB") has approved the study.

During any study, the sponsor must comply with the FDA’s IDE requirements.  These requirements include investigator selection, trial monitoring, adverse event reporting, and record keeping.  The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with reporting and record keeping requirements. We, the FDA, or the IRB at each institution at which a clinical trial is being conducted, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk.  During the approval or clearance process, the FDA typically inspects the records relating to the conduct of one or more investigational sites participating in the study supporting the application.

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply.  These include:

•	the FDA Quality Systems Regulation ("QSR"), which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

•	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

We will continue to be subject to inspection by the FDA to determine our compliance with regulatory requirements.

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices ("cGMP") set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act.  cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties.  Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

International Regulation

We are subject to regulations and product registration requirements in many foreign countries in which we may seek to sell our products, including in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

European Good Manufacturing Practices

In the European Union, the manufacture of medical devices is subject to good manufacturing practice ("GMP"), as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with GMP is generally assessed by the competent regulatory authorities.  Typically, quality system evaluation is performed by a Notified Body, which also recommends to the relevant competent authority for the European Community CE Marking of a device.  The Competent Authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications.  In addition to obtaining approval for each product, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body.  Further inspections may occur over the life of the product.  Our third party manufacturer has ISO certification which is generally one of the requirements for approval under the guidelines established in the European Union.

United States Anti-Kickback and False Claims Laws

In the United States, there are Federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services.  Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in Federal healthcare programs.  These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, and hospitals, physicians and other potential purchasers of such products.  Other provisions of Federal and state laws provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed.  In addition, certain states have implemented regulations requiring medical device and pharmaceutical companies to report all gifts and payments of over $50 to medical practitioners.  This does not apply to instances involving clinical trials.  Although we intend to structure our future business relationships with clinical investigators and purchasers of our products to comply with these and other applicable laws, it is possible that some of our business practices in the future could be subject to scrutiny and challenge by Federal or state enforcement officials under these laws.

Research, Product Development and Technical Operations Expense

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We monitor levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

Employees

As of December 31, 2014, we had 6 total employees, 5 of which were full-time employees.  None of our employees is represented by a union and we believe our employee relations to be good.

Available Information

Our website, www.MedoveX.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following events described as a company risk factor actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and our investors could lose all or part of their investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Financial Position and Capital Requirements

We are a development stage company and face uncertainties associated with being an early stage venture.

Our operating subsidiary, Debride, was incorporated in October 2012.  MedoveX was incorporated on July 30, 2013.  As of December 31, 2014 we did not have any material non-cash assets, other than the intellectual property relating to the DenerveX obtained from Scott M. W. Haufe, M.D. in connection with our acquisition of Debride. We face all of the potential expenses, delays, uncertainties and complications typically encountered by development stage businesses, many of which may be beyond our control.  These include, but are not limited to, lack of sufficient capital, unanticipated problems, delays or expenses relating to product development and licensing and marketing activities, competition, technological changes and uncertain market acceptance.  In addition, if we are unable to manage growth effectively, our operating results could be materially and adversely affected.

We are in the early stage of product development and there can be no assurance that we will effectively and successfully develop products for commercialization.

We do not have any presently marketable products.  The initial product we are developing has had only limited research and testing in the fields of use we are presently intending to explore and to commercialize.  We will have to continue to go through extensive research and testing to develop the initial product and any additional products and to determine or demonstrate the safety and effectiveness of their proposed use.  Our products and our proposed testing of those products will require various regulatory approvals and clearances.  Accordingly, the products we intend to pursue are not presently marketable in the fields of use for which we hope to develop them, and it is possible that some or all of them may never become legally and commercially marketable.  The development and testing of medical devices and related treatments and therapies is difficult, time-consuming and expensive, and the successful development of any products based on innovative technologies is subject to inherent uncertainties and risks of failure.  These risks include the possibilities that any or all of the proposed products or procedures may be found to be ineffective, or may otherwise fail to receive necessary regulatory clearances; that the proposed products or procedures may be uneconomical to produce and market or may never achieve broad market acceptance; that third parties may hold proprietary rights that preclude the Company from marketing its intended products or procedures; or that third parties may develop and market superior or equivalent products and procedures.  We are unable to predict whether our research and development or acquisition activities will result in any commercially viable products or procedures.  Furthermore, due to the extended testing and regulatory review process required before marketing clearances can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

We expect to continue to incur losses for the immediate future.

We have incurred losses since our inception and have never generated any revenues.  We expect to continue to incur losses for the foreseeable future. The principal causes of our losses are likely to be personnel costs, working capital costs, research and development costs, intellectual property protection costs, brand development costs, marketing and promotion costs, and the lack of any significant revenue stream for the foreseeable future.  We may never achieve profitability.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the period ended December 31, 2014.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the period ended December 31, 2014. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

Raising additional capital and carrying out further acquisitions may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or products.

We will likely seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise or expend additional funds through strategic partnerships, acquisitions, alliances and/or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, which could cause fluctuations in the price of our securities.

We are subject to the following factors that may negatively affect our operating results:

●	the announcement or introduction of new products by our competitors;
●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;
●	our ability to attract and retain key personnel in a timely and cost effective manner;
●	technical difficulties;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
●	our ability to identify and enter into relationships with appropriate and qualified third-party providers such as Devicix, LLC for necessary testing, clinical trials and manufacturing services;
●	regulation by federal, state or local governments; and
●	general economic conditions, as well as economic conditions specific to the medical device and healthcare industries.

As a result of our lack of any operating history and the nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately.  As a strategic response to changes in the competitive environment, we may from time to time make certain decisions concerning expenditures, pricing, service or marketing that could have a material and adverse effect on our business, results of operations and financial condition.  Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast.

We may be unable to manage growth effectively.

 As we seek to advance our product candidates, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us.  We anticipate that a period of significant expansion will be required to address potential growth and to handle licensing and research activities.  This expansion will place a significant strain on our management, operational and financial resources.  To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and must establish a qualified finance, administrative and operations staff. As a public company, we will have to implement internal controls to comply with government mandated regulations.  Our management may be unable to hire, train, retain, motivate and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities.  Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Products

Government regulation of our business is extensive and regulatory approvals are uncertain, expensive and time-consuming.

Our research, development, testing and clinical trials, manufacturing and marketing of most of our intended products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad.  The process of obtaining FDA and other required regulatory approvals for medical device products, including the potential for being required to engage in pre-clinical and clinical testing, is lengthy, expensive and uncertain.  There can be no assurance that, even after such time and expenditures, the Company will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products.  In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products.  Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown safety issues or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

The results of our clinical trials may not support our product claims or may result in the discovery of adverse side effects.

Even if the clinical trials that we may need to undertake are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding the results of the trials.  The clinical trial process may fail to demonstrate that a product is safe and effective for the proposed indicated use, which could cause us to abandon a product and could delay development of other products.  Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize a product and generate revenue.  It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile and not predicted or foreseen on the basis of prior experience.  Even if clinical trials are otherwise successful, we may be unable to develop a commercially viable product, treatment or therapy based on those trials.

Risks Related to Our Business and Industry

If our products and products do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenues, if any.

Even if we obtain regulatory approval for our products, they may not gain market acceptance among physicians, healthcare payers, patients and the medical community. In particular, the U.S. government agency Center for Medicare/Medicaid Service or other private reimbursement agencies may decline to reimburse physicians and health care facilities whose patients are on Medicare or Medicaid or private insurance for use of our product, significantly reducing our potential market. Market acceptance will depend on our ability to demonstrate the benefits of our approved products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness.  In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our approved products and the reimbursement policies of government and third party payers with respect to our products.  Physicians may not utilize our approved products for a variety of reasons and patients may determine for any reason that our product is not useful to them.  If any of our approved products fail to achieve market acceptance, our ability to generate revenues will be limited.

The industry in which we plan to operate is highly competitive and there can be no assurances that we will be able to compete effectively.

We are engaged in a rapidly evolving industry.  Competition from other medical device companies and from other research and academic institutions is intense and expected to increase.  Many of these companies have substantially greater financial and other resources and development capabilities than we do, have substantially greater experience in undertaking pre-clinical and clinical testing of products, and are commonly regarded in the medical device industries as very aggressive competitors.  In addition to competing with universities and other research institutions in the development of products, technologies and processes, we compete with other companies in acquiring rights to products or technologies from universities.  There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us and that would therefore render our products and technologies less competitive or even obsolete.

Third parties may claim that we infringe on their proprietary rights and may prevent us from commercializing and selling our products.

There has been substantial litigation in the medical device industry with respect to the manufacture, use and sale of new products.  These lawsuits often involve claims relating to the validity of patents supporting the new products and/or the validity and alleged infringement of patents or proprietary rights of third parties.  We may be required to defend against challenges to the validity of our patents and against claims relating to the alleged infringement of patent or proprietary rights of third parties.

Litigation initiated by a third party claiming patent invalidity or patent infringement could:

•	require us to incur substantial litigation expense, even if we are successful in the litigation;

•	require us to divert significant time and effort of our management;

•	result in the loss of our rights to develop, make or market our products; and

•	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties or to satisfy judgments or to settle actual or threatened litigation.

Although patent and intellectual property disputes within the medical device industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties.  Furthermore, the required licenses may not be made available to us on acceptable terms.  Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling our products or increase our costs to market our products.

Healthcare policy changes, including the recently enacted legislation to reform the United States healthcare system, may have a material adverse effect on us.

In March 2010, President Obama signed into law the PPACA, which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. The PPACA includes, among other things, the following measures:

•	a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research;

•
new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals, as well as reporting of certain physician ownership interests;

•
payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

•	an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

These provisions could meaningfully change the way healthcare is delivered and financed, and could have a material adverse impact on numerous aspects of our business.

In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations and financial condition.

Additionally, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. We could experience an adverse impact on our operating results due to increased pricing pressure in the United States and in other markets. Governments, hospitals and other third party payors could reduce the amount of approved reimbursement for our products or deny coverage altogether. Reductions in reimbursement levels or coverage or other cost-containment measures could adversely affect our future operating results.

We depend on key personnel.

We depend greatly on Dr. Scott M. W. Haufe, a member of the board of directors and the co-founder of Debride, Jarrett Gorlin, our Chief Executive Officer, and a member of the board of directors and Patrick Kullmann, our President and Chief Operating Officer, among others.  Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds.  There can be no assurance that we will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business.  Our inability to hire qualified personnel, the loss of services of Dr. Haufe, Mr. Gorlin or Mr. Kullmann, or the loss of services of other executive officers, key employees, or advisors that may be hired in the future, may have a material and adverse effect on our business.  We currently do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

In the future, we could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel in the medical products field is intense. We may need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms or at all.

In addition, we may enter into arrangements with consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

If we are unable to hire qualified personnel, our business and financial condition may suffer.

Our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. In this regard, we have limited resources and as such we may not able to provide an employee with the same amount of compensation that he or she would likely receive at a larger company and as a result we may face difficulty in finding qualified employees.  The inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on our ability to conduct our business and as such can impair our operations.

If we obtain approval to commercialize our products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If our products are approved for commercialization outside the United States, we will likely seek to enter into agreements with third parties to market our products outside the United States. We expect that we will be subject to additional risks related to entering into or maintaining international business relationships, including:

•	different regulatory requirements for medical devices or treatments in foreign countries;

•	lack of adequate reimbursement for the use of our product;

•	differing United States and foreign import and export rules;

•	reduced protection for intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from our products.  If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of new and novel products. Our competitors may succeed in developing competing products before we do for the same indications that we are pursuing, obtaining regulatory approval for products or gaining acceptance for the same markets that we are targeting. If we are not "first to market" with one of our products, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product and successfully market that product as a second competitor.

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have. We will not be able to compete successfully unless we successfully:

•	design and develop products that are superior to other products in the market;

•	attract qualified scientific, medical, sales and marketing and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and products;

•	obtain required regulatory approvals; and

•	collaborate with others in the design, development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel treatments that could make our products obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

If our future employees or third parties with whom we contract commit fraud or other misconduct, including noncompliance with regulatory standards and requirements, our business may experience serious adverse consequences.

We are exposed to the risk of employee or third party fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products.

We face an inherent risk of product liability as a result of any clinical testing of our products and will face an even greater risk if we commercialize any products. We may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management's time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize our products; and

•	a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently do not maintain product liability insurance because it is generally expensive, and in light of our developmental stage we do not believe it is cost effective to obtain at this time.  If we commence sales, we expect to secure product liability insurance; however, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities, if at all.  If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we would incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of our products.

We may not be able to secure adequate clinical trial liability insurance for all of our products and a successful clinical trial liability claim against us could have an adverse effect on our financial condition even with such insurance coverage.

Our business will expose us to potential liability that results from risks associated with conducting clinical trials of our products. There is no guarantee that we will be able to procure clinical trial liability insurance at favorable rates, if at all, and even if procured that we will procure adequate coverage to satisfy any liability we may incur. A successful clinical trial liability claim, if any, brought against us could have a material adverse effect on our business, prospects, financial condition and results of operations even though clinical trial insurance is successfully maintained or obtained. The current and planned insurance coverages may only mitigate a small portion of a substantial claim against us.

Our relationships with customers and third-party payors in the United States and elsewhere will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

•
the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•
the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. HIPAA and HITECH also regulate the use and disclosure of identifiable health information by health care providers, health plans and health care clearinghouses, and also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of identifiable health information as well as requiring notification of regulatory breaches. HIPAA and HITECH violations may prompt civil and criminal enforcement actions as well as enforcement by state attorneys general;

•
the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•	analogous anti-kickback, fraud and abuse and healthcare laws and regulations in foreign countries.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Related to Commercialization of Our Products

If, in the future, we are unable to establish our own sales, marketing and distribution capabilities or enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing our products.

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure, and we, do not have any significant sales, marketing or distribution experience. We intend to be opportunistic in seeking to either build our own commercial infrastructure to commercialize our products if and when they are approved, or enter into licensing or collaboration agreements to assist in the future development and commercialization of such products.

If we choose to develop internal sales, distribution and marketing capabilities, we will likely have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any product will be approved. For products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to utilize our procedures;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our products. If we enter into arrangements with third parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.

If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

Risks Related to Acquisitions

We may be unable to identify, acquire, close or integrate acquisition targets successfully.

A substantial part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. We may also in-license new products. Acquisitions or similar arrangements may be complex, time consuming and expensive. In some cases, we move very rapidly to negotiate and consummate the transaction, once we identify the acquisition target. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares; and (ii) many costs relating to the such transactions may be payable by us whether or not such transactions are completed.

If an acquisition is consummated (such as our recent acquisition of Streamline, Inc.), the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

•	integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products;

•	coordinating geographically dispersed organizations;

•	distracting management and employees from operations;

•	retaining existing customers and attracting new customers;

•	maintaining the business relationships the acquired company has established, including with healthcare providers; and

•	managing inefficiencies associated with integrating the operations of the Company.

We have incurred, and may incur in the future, restructuring and integration costs and a number of non-recurring transaction costs associated with these acquisitions, combining the operations of the Company and the acquired company and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and the acquired company. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the acquired business, will offset the incremental transaction-related costs over time. Therefore, any net benefit may not be achieved in the near term, the long term or at all.

These acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated or to achieve anticipated benefits and success, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.

We cannot guarantee that our strategic acquisitions, investments or alliances will be successful.

As part of our strategy to increase revenue growth, we seek to supplement our internal growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. There can be no assurance that any past or future transaction will be successful.

Our future growth is dependent upon the development or acquisition of new products, and there can be no assurance that such products will be developed.

A significant element of our strategy is to increase revenue growth by focusing on products that deliver greater benefits to physicians, healthcare payers, patients and the medical community. The development or acquisition of these products may require significant research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, or gain and maintain market approval of our products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

Risks Related to Our Dependence on Third Parties

We are dependent on contract research organizations and other contractors to assist in our clinical testing and for certain research and development activities, thus, the timing and adequacy of our clinical trials and such research activities are, to a certain extent, beyond our control.

The nature of clinical trials and our business strategy will likely require us to rely on contract research organizations, independent clinical investigators and other third party service providers to assist us with clinical testing and certain research and development activities. Our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe our contractors are economically motivated to perform on their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by our contractors. If our contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our products could be delayed.

If the third parties on which we may need to rely to conduct any clinical trials and to assist us with pre-clinical development or other key steps do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our product.

We do not have (and do not expect to develop) the independent ability to independently conduct pre-clinical and clinical trials for our products and to the extent we will need to conduct such trials, we will likely need to rely on third-parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials.  We also do not have (and do not expect to develop) the independent ability to manufacture our proposed products, and will therefore need to rely on third parties such as contract manufacturing organizations.  If these various third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain or the quality of the products they produce for us is compromised due to the failure to adhere to our clinical or manufacturing protocols or regulatory requirements or for any other reasons, we may have difficulty replacing them with other qualified third-party providers of the necessary services or products and in the meantime, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, a product on a timely basis, if at all.  As such, our business, operating results and prospects may be adversely affected and may even fail entirely.  Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their (or our) control.

We rely on third parties to manufacture our products and as a result we may not be able to control our product development.

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff to produce clinical and preclinical product supplies ourselves. As a result, we are working with a third-party contract manufacturer to produce sufficient quantities of our products for future clinical trials, preclinical testing and commercialization.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture our products in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of medical products to support our clinical development programs and future commercialization of our products. In addition, the FDA and other regulatory authorities require that our products be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturer to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of products in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our products. In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We have limited staffing and rely on our third party manufacturer to purchase from third-party suppliers the materials necessary to produce our products. There are a limited number of suppliers for certain capital equipment and materials that we use to manufacture our products. Such suppliers may not sell these materials to our manufacturer at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our third party manufacturer. If our manufacturer or we are unable to purchase these materials after regulatory approval has been obtained for our products, the commercial launch of our products would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our products.

In addition, our manufacturer may not be able to manufacture our products at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize the DenerveX or any of our products, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our development pipeline increases and matures, we may have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing the third party with whom we currently work will need to increase its scale of production or we will need to secure an alternate supplier.

We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize products.

We may seek to enter into strategic partnerships in the future, including alliances with other healthcare companies, to enhance and accelerate the development and commercialization of our products. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future products and programs because our research and development pipeline may be insufficient, our products and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our products and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product is delayed or sales of an approved product are disappointing.

If we ultimately determine that entering into strategic partnerships is in our best interest but either fail to enter into, are delayed in entering into or fail to maintain such strategic partnerships:

•	the development of certain of our current or future products may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future products would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted;

•	we will bear all of the risk related to the development of any such products; and

•	the competitiveness of any product that is commercialized could be reduced.

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining adequate patent protection for one or more of our products.

We cannot be certain that our patents will not later be found to be invalid and/or unenforceable or that any new patents that we seek to obtain will be issued or granted. The patent position of medical products companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in medical product patents. Consequently, patents may not issue from our pending patent applications. As such, we do not know the degree of future protection that we will have on our proprietary products and technology.

We have obtained a patent with respect to our technology both domestically and internationally and anticipate potentially filing multiple patent applications, in the future.  While we believe that we will be able to secure adequate and enforceable patent protection for our products and technologies, there is no guarantee that patent protection can be obtained, and even if it is obtained that such patent protection will ultimately be deemed valid, sufficiently enforceable, sufficient to preclude competition or not infringe upon the rights of other parties.

Our commercial success may depend in part on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, products, and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any market exclusivity related competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products. Such a loss of patent protection could have a material adverse impact on our business.

Claims that our products or the sale or use of our products infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our products or, the use of our products does not infringe any third party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our products infringe the rights of third parties could also adversely affect our business.

It is also possible that we failed to identify relevant patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products.

In order to avoid or settle potential claims with respect to any patent rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or any future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing one or more of our products, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other Company business.

Unfavorable outcomes in intellectual property litigation could limit our research and development activities and/or our ability to commercialize certain products.

If third parties successfully assert intellectual property rights against us, we might be barred from using certain aspects of our product technology, or we may be barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner, in order to continue our research and development programs or to market our product(s). It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize certain products, or both.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations, or enter into strategic partnerships that would help us bring our products to market.

In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us or any future strategic partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to patents, we rely on trade secrets, technical know-how, and proprietary information concerning our business strategy in order to protect our competitive position. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to manufacturers or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement upon joining us. We take steps to protect our proprietary information, and our confidentiality agreements are carefully drafted to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

Trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Our research and development strategic partners may have rights to publish data and other information to which we have rights. In addition, we may engage individuals or entities to conduct research relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. These contractual provisions may be insufficient or inadequate to protect our confidential information. If we do not apply for patent protection prior to such publication, or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are the same as or similar to our products but that are not covered by the claims of the patents that we own or have exclusively licensed;

•	we or any future strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own;

•	we or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and

•	the patents of others may have an adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other medical products companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the medical products industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing medical industry patents is costly, time-consuming and inherently uncertain. In addition, Congress may pass patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Internationally, we may apply for patent protection relating to certain existing and proposed products and processes. While we will generally apply for patents in those countries where we intend to make, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications (domestic or international) will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our international intellectual property rights.  In the event of unauthorized use or disclosure or other breaches of such agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.  In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights, especially if those rights are international in scope and venue.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own 3,249,632 shares representing approximately 29.4% of our outstanding capital stock.  As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

As we are an "emerging growth company" under the JOBS Act, the information that we provide to stockholders may be different than they might receive from other public companies.

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•
only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	no non-binding advisory votes on executive compensation or golden parachute arrangements;

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens.

If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.

We are required to comply with the rules and regulations under the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock.  In addition, our efforts to comply with the rules and regulations under the Sarbanes-Oxley or new or changed laws, regulations, and standards may differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice. Regulatory authorities may investigate transactions disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and if legal proceedings are initiated against us, it may harm our business.

Our management has identified internal control deficiencies which we believe constitutes a material weakness. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.

In connection with the preparation of our audited financial statements for the year ended December 31, 2014, we concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.  Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

If our stock price is volatile, our stockholders could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for medical products companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock in the Company. The market price for our common stock may be influenced by many factors, including:

•	our ability to commercialize our products, if approved;

•	results from or delays of clinical trials of our products, as well as results of regulatory reviews relating to the approval of our products;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	new products, products or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;

•	market conditions in the medical products sectors; and

•
general economic, industry and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We believe it is likely that our board of directors will continue to conclude, that it is in the best interests of the Company and its stockholders to retain all earnings (if any) for the development of our business.  In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.  Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future, as we have authorized (but not issued) 500,000 shares of preferred stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our Company. If no or too few securities or industry analysts commence coverage of our Company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company pays TAG Aviation, a company owned by CEO Jarrett Gorlin, for approximately 1,200 square feet of office space in Atlanta Georgia for executive office space at a rate of $1,800 per month plus related utilities. The rental rate is 90% of the amount billed to TAG Aviation by the owner of the property.

We believe our existing facilities are suitable for Company operations.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

MedoveX Corp. common stock has been quoted on the NASDAQ Capital Market since December 18, 2014. In its initial public offering, the Company sold units consisting of one share of common stock and one Series A Warrant to purchase one share of the Company’s common stock. This unit traded under the symbol MDVXU from December 18, 2014 through January 30, 2015.  On February 2, 2015, the Company’s units ceased trading and were replaced with the common stock trading separately as MDVX from its Series A Warrants, which trade as MDVXW.

The following table sets forth the range of high and low sales prices of the common stock on the NASDAQ Capital Market for each period indicated:

Market and Market Prices of Common Stock (per common share)

2015
By Quarter	High	Low
First	$5.35	$3.65
Second	--	--
Third	--	--
Fourth	--	--

On March 25, 2015, the price per share of the Company’s common stock had a high of $4.60 per share, and a low of $4.10 per share.  The Company had approximately 225 holders of record of common stock as of March 25, 2015, under the assumption that all holders of Streamline stock submit transmittal letters to receive their shares in Medovex common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, we have granted an aggregate of 60,000 options to purchase common stock at $2.50 per share to our outside directors under the Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On February 1, 2013, we issued 2,624,892 shares of common stock to our founders at a price of $0.01 per share.  Also on February 1, 2013, we issued 750,108 shares of common stock to a founder of the Company at a price of $0.01 per share pursuant to a Contribution and Royalty Agreement that was dated January 31, 2013.

Upon completion of our merger with Debride on September 13, 2013, we issued 3,050,000 shares of common stock at a price of $0.04 per share.

In December of 2013, we completed a private placement of 1,356,175 shares of our common stock at a price of $2.50 per share.

On March 25, 2015, we acquired Streamline and committed to issue an aggregate of 1,875,000 shares of common stock as partial consideration for this company. The closing price of our common stock on this date was $4.50.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Several directors of the Company or their family members participated in the foregoing 2013 private placement of shares of common stock of the Company at $2.50 per share on the same terms as non-affiliated stockholders.  In the aggregate, directors of the Company purchased 137,500 shares in the 2013 private placement. The resale of these shares are subject to a lock up.

ITEM 6.    SELECTED FINANCIAL DATA

Not required for smaller reporting company; see Regulation S-K Section 229.301(c).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

MedoveX was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride, which was incorporated under the laws of Florida on October 1, 2012, but did not commence operations until February 1, 2013.  Spinez Corp. changed its name to Medovex Corp. and effected a 2-for-1 reverse split of its stock in March, 2014.

The goal of the Company is to obtain, develop and commercialize various intellectual property rights (patents, patent applications, knowhow, etc.) in the medical technology area, with particular focus on the development of medical devices. We intend to leverage the extensive experience of our board of directors and management team in the medical industry to seek out product candidates for licensing, acquisition or development. On March 25, 2015, we acquired Streamline, Inc. for approximately $1,325,000 in cash and 1,875,000 shares of our common stock.  We are in the process of auditing the financial statements of Streamline and intend to file them within the timeframe provided for in the Securities Exchange Act of 1934.

The DenerveX Device

Our first acquisition was the DenerveX device.  We believe that the DenerveX device can be developed to encompass a number of medical applications, including pain relief.

The Company acquired the DenerveX patent on January 31, 2013 from Scott Haufe, M.D. (“Dr. Haufe”), a director of the Company, in exchange for 750,108 shares of common stock in the Company and a 1% royalty on all sales of any product sold based on the patent. In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D. (“Dr. Andrews”), a director of the Company, whereby Dr. Andrews committed to further evaluate the DenerveX device and to seek to make modifications and improvements to such technology.  In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of the DenerveX net sales during the five (5) year term of the Co-Development Agreement. Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, then the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of DenerveX net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained.  Such one (1%) percent royalty shall continue during the effectiveness of such patent.  Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the DenerveX to the Company subject to the royalty rights described above.

Our intention is to market the product as a disposable, single-use kit which will include all components of the DenerveX product. In addition to the DenerveX device itself, we are developing a dedicated Electro Surgical Generator to power the DenerveX device. The generator would be provided to customers agreeing to purchase the DenerveX device, and could not be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through December 31, 2014, we have paid $667,569 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2014, we have paid $16,024 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through December 31, 2014, we have paid $105,500 to Bovie towards the $295,000 total.

Streamline, Inc. Merger

On March 9, 2015, the Board of Directors of Medovex and Streamline, Inc., a Minnesota corporation (“Streamline”), approved an Agreement and Plan of Merger (the “Merger Agreement”). On March 24, 2015, Streamline shareholders approved the Merger Agreement and the transaction was closed immediately thereafter. Under the Merger Agreement, STML Merger Sub, Inc. a wholly-owned subsidiary of Medovex, merged into Streamline, after which Streamline became a wholly-owned subsidiary of Medovex. Streamline is in the business of designing, developing, manufacturing and marketing 510(k) exempt products for use in the medical field. Medovex intends, although there can be no assurance, to enter into a marketing agreement with a leading hospital bed manufacturer to market Streamline’s patented IV Suspension System as an option with its hospital beds, and pursue other marketing opportunities for the product.  Our President and Chief Operating Officer, Patrick Kullman, was formerly the Chief Executive Officer of Streamline.  However, Mr. Kullman held no securities of Streamline.

All Streamline dilutive securities were either exercised or terminated prior to the closing, resulting in 4,709,491 shares of Streamline’s common stock outstanding immediately prior to closing. Net proceeds from these exercises (after statutory withholdings and certain transaction expenses) were included in the amount of cash available to Streamline stockholders. Each share of Streamline common stock may be exchanged by its holder for approximately $0.29 in cash and approximately 0.35 shares of Medovex common stock after submitting properly executed documents to a 3rd party paying agent. Additionally, 200,000 shares of Medovex common stock will be held in escrow for up to 18 months after the consummation of the Merger to secure Streamline’s indemnification obligations under the Merger Agreement.

In aggregate, this transaction will result in the issuance of 1,875,000 shares of Medovex common stock (200,000 shares of which will be held in escrow) and approximately $1,325,000 of cash being sent to the paying agent for distribution to Streamline shareholders. For logistical reasons, the cash and share consideration has not been yet paid or issued to the Streamline shareholders. The terms of the Merger Agreement also required a commitment by Medovex to supply a minimum of $750,000 in working capital to the Streamline subsidiary. We are in the process of auditing the financial statements of Streamline and intend to file such financial statements within the time period prescribed by the Securities Exchange Act of 1934.

The IV Suspension System ("ISS")

On March 24, 2015, we acquired the patent rights to the Streamline ISS product as part of the Company’s acquisition of Streamline. There are no royalties or other commitments associated with the sale of this product. The product has already been manufactured at a contract facility in North Dakota and requires no regulatory approval for sale. The ISS is a system designed to allow the transportation of IV poles secured to hospital beds such that one person could move a patient without fear of separating the IV pole from the patient during transport.

While there are several “bed and boom” transfer systems on the market, we are not aware of any that take the Streamline patented approach to addressing IV pole transportation. Nevertheless, other bed transportation products have been on the market longer and have larger organizations marketing their products. The hospital market in general is highly competitive, and introducing any new product is difficult and time consuming.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Controls and Procedures

We have taken certain measures in an effort to address the lack of segregation of duties within the accounting functions inherent in a small company.  We hired a controller to perform certain accounting and reporting functions, and we also added John C. Thomas, Jr. to our board of directors in April 2014 as our financial expert and chair of the Audit Committee. Mr. Thomas is a certified public accountant with over 24 years of experience as a chief financial officer for public and private companies.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances have been established as it is more likely than not that the deferred tax assets will not be realized.

We file income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. The tax years that could be subject to audit are 2013 and 2014.

We have sustained losses since inception which has generally resulted in a zero percent effective tax rate; in addition we have not incurred any interest or penalties. Our policy is to recognize interest and penalties accrued on tax matters as a component of income tax expense.

Stock-Based Compensation

A summary of significant assumptions used to estimate the fair value of the equity awards granted in 2013 & 2014 follows:

Stock-based compensation expense for the period ended December 31, 2013 & 2014 includes stock options granted to directors and has been recorded as general and administrative expense.  We follow the provisions of the ASC Topic 718, Compensation- Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the fair value on the grant date estimated in accordance with the provisions of ASC 718 is generally recognized as an expense over the requisite service period. No options were granted during 2014. For the period ended December 31, 2013, the following stock option grants were made, giving effect to a 1 for 2 reverse stock split:

Grant Date	Options Granted	Exercise Price	Estimated Fair Value of Underlying Stock	Intrinsic Value
October 14, 2013	60,000	$2.50	$2.12	None

The option price was set at the estimated fair value of the common stock on the date of grant using the market approach.  Under the market approach, the fair value of the common stock was determined to be the value of a private placement of common stock that began in September 2013 and concluded in December 2013, at $2.50 per share.

We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding. We use a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award's weighted average vesting period and contractual term for "plain vanilla" share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies in an early stage of development. No dividend payouts were assumed as we have not historically paid, and do not anticipate to pay, dividends in the foreseeable future. The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected term of the options.

The significant assumptions used to estimate the fair value of the equity awards granted in 2013 are:

Weighted fair value of options granted	$2.12
Expected term (years)	6
Risk-free interest rate	2.75%
Volatility	81%
Dividend yield	None

There were no equity awards granted in 2014.

RESULTS OF OPERATIONS

Overview

We started operations late in 2013, and as such, have no earnings.   We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including successful development of a prototype product, approval of the product by regulatory agencies in the United States and abroad, and the rate of adoption of our product by medical professionals On March 25, 2015, we acquired Streamline. Even though Streamline has a product ready for sale, they do not have any current revenues. Due to these factors, we believe that period to period comparisons of our results of operations are not a good indication of our future performance.

Year Ended December 31, 2014

The following table sets forth our results of operation for the year ended December 31, 2014:

Operating expenses:
General and administrative	$1,916,329
Research and development	1,020,703
Total operating expenses	2,937,032

Net loss	$(2,937,032)

Year Ended December 31, 2013

The following table sets forth our results of operation for the period of our inception on February 1, 2013 through December 31, 2013:

Operating expenses:
General and administrative	$582,946
Research and development	90,387
Total operating expenses	673,333

Net loss	$(673,333)

Revenue; Cost of Revenue and Gross Profit

We have not produced any revenues to date.

Operating Expenses

We classify our operating expenses into two categories: research & development and general & administrative.

Research and Development Costs and Expenses

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We monitor levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

Beginning in October 2013, the Company hired full time management, began sourcing vendors, retained consultants and commenced other activities consistent with a new operation. Prior to that time, most activity focused on the Company’s initial capital raise under Regulation D of the Securities Act of 1933 and in securing its initial product applications. During 2013, the Company paid approximately $122,000 in personnel costs, compared to approximately $823,000in 2014. Professional fees were approximately $336,000 in 2013 and $1,097,000 in 2014 which was primarily a result of professional costs related to our initial public offering. Travel expenses were approximately $75,000 during 2013 and $164,000 in 2014. We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, commercialization of our product candidate and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.  Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Liquidity and Capital Resources

Since our inception, we have incurred losses and anticipate that we will continue to incur losses in the foreseeable future. We expect our research and development, general and administrative and eventually sales and marketing expenses will grow and, as a result, we will need to generate significant net sales to achieve profitability.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2013 and 2014. The presence of the going concern explanatory paragraph may suggest that we may not have sufficient liquidity or minimum cash levels to operate the business.

Sources of Liquidity

To date our operations have been funded with both the private sale of common stock and an initial public offering of common stock. Net proceeds from the sale of private stock during 2013 were approximately $3,214,000.  Net of transaction costs, we raised approximately $6,732,000 in the initial public offering in December 2014, and approximately $1,084,000 from the exercise of the underwriter’s overallotment in January 2015.  Since we believe that the likelihood of obtaining debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock.

Cash Flows

Net cash used in operating activities was approximately $2,760,000 during the year ended December 31, 2014, compared to $574,000 in 2013. During 2014, the Company invested another $24,000 in property in addition to the $4,000 invested in 2013. Net cash provided from the sale of common stock in 2013 and 2014 was $3,214,000 and $6,732,000, respectively. The Company had $2,606,075 and $6,684,576 of cash on hand at December 31, 2013 and 2014, respectively.

Funding Requirements

We anticipate our cash expenditures will increase as we develop the DenerveX product, especially if the FDA requires a de novo regulatory path, as opposed to 510(k) approval. We also anticipate an increase in cash expenditures due to the additional costs associated with being a public entity, and for funding the working capital needs of the ISS as we attempt to introduce it to the marketplace.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company does not have any long term contractual obligations. The Company currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $1,800 per month, which it believes is at fair market value. The Company also has one consulting agreement with a monthly payment of $35,000 which either party can cancel with 30 days’ notice. We have employment agreements with each of our executive officers that commit us to a nine month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

Indemnification

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity, to the maximum extent permitted under the laws of the State of Nevada. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we maintain directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid for indemnification of directors and officers. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Additionally, in the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. It is not possible to determine the maximum potential loss under these guarantees, indemnities and commitment due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

Recently Adopted Accounting Standards

There are no recently issued accounting standards that have a material impact on us.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

MEDOVEX CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Medovex Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Medovex Corporation and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from February 1, 2013 (date of inception) to December 31, 2013, and for the year ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medovex Corporation and Subsidiary, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the period from February 1, 2013 (inception) to December 31, 2013 and for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s products are being developed and have not generated revenues to date. As a result, the Company has suffered losses since its inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2014	2013
Assets
Current Assets
Cash	$6,684,576	$2,606,075
Prepaid expenses	156,730	3,252
Total Current Assets	6,841,306	2,609,327
Property and Equipment, Net	24,450	3,463
Deferred initial public offering costs	--	29,775

Total Assets	$6,865,756	$2,642,565

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$140,678	$36,125
Accrued liabilities	219,429	30,000

Total Current Liabilities	360,107	66,125

Commitments

Stockholders' Equity
Preferred stock - $.001 par value: 500,000 shares authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares authorized, 9,172,480 and 7,781,175 shares issued and outstanding at December 31, 2014 and 2013, respectively	9,173	7,782
Common stock subscriptions	--	(100,000)
Additional paid-in capital	10,106,841	3,341,991
Accumulated deficit	(3,610,365)	(673,333)

Total Stockholders' Equity	6,505,649	2,576,440

Total Liabilities and Stockholders' Equity	$6,865,756	$2,642,565

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

		Period of
		Inception
	For the	(Feburary 1,
	year ended	2013) to
	December 31,	December 31,
	2014	2013

Revenues	$--	$--

Operating Expenses
General and administrative	1,916,329	582,946
Research and development	1,020,703	90,387

Total Operating Expenses	2,937,032	673,333

Net Loss	$(2,937,032)	$(673,333)

Basic and diluted net loss per common share	$(0.37)	$(0.15)

Basic and diluted weighted average common shares outstanding	7,897,117	4,469,000

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 1, 2013 (INCEPTION) TO DECEMBER 31, 2013
AND THE YEAR ENDED DECEMBER 31, 2014

			Common Stock Subscriptions	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance - February 1, 2013 (Inception)	--	$--	$--	$--	$--	$--
Issuance of common stock to founders on February 1, 2013 at $0.01 per share	2,624,892	2,625	--	24,495	--	27,120
Issuance of common stock to founder in exhange for cash of $7,750 ($0.01 per share on February 1, 2013) and contribution of technology asset pursuant to a Contribution and Royalty Agreement dated January 31, 2013	750,108	751	--	6,999		7,750
Common stock of the Company outstanding upon completion of the merger on August 31, 2013, originally issued on August 28, 2013 at $0.04 per share	3,050,000	3,050	--	118,950	--	122,000
Issuance of common stock in private placement, completed in December 2013, net of offering costs, at $2.50 pursuant to a private placement memorandum dated September 16, 2013	1,356,175	1,356	(100,000)	3,155,295	--	3,056,651
Stock based compensation	--	--	--	36,252	--	36,252
Net loss	--	--	--	--	(673,333)	(673,333)
Balance - December 31, 2013	7,781,175	$7,782	$(100,000)	$3,341,991	$(673,333)	$2,576,440

Collection of subscription receivable January 2014	--	--	100,000	--	--	100,000
Issuance of common stock in public offering at $5.75 per unit, completed on December 19, 2014, net of offering costs	1,391,305	1,391	--	6,730,878	--	6,732,269
Stock based compensation	--	--	--	33,972	--	33,972
Net loss	--	--	--	--	(2,937,032)	(2,937,032)
Balance - December 31, 2014	9,172,480	$9,173	$--	$10,106,841	$(3,610,365)	$6,505,649

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period of
		Inception
	For the	(Feburary 1,
	year ended	2013) to
	December 31,	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(2,937,032)	$(673,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,681	472
Stock based compensation	33,972	36,252
Changes in operating assets and liabilities:
Prepaid expenses	(153,478)	(3,252)
Accounts payable	104,553	36,125
Accrued liabilities	189,429	30,000

Net Cash Used in Operating Activities	(2,759,875)	(573,736)

Cash Flows from Investing Activities
Expenditures for property and equipment	(23,668)	(3,935)

Net Cash Used in Investing Activities	(23,668)	(3,935)

Cash Flows from Financing Activities
Deferred initial public offering costs	29,775	(29,775)
Proceeds from issuance of common stock to founders	--	156,870
Collection of subscription receivable	100,000	--
Proceeds from issuance of common stock in public offering, net of offering costs	6,732,269	--
Proceeds from issuance of common stock in private placement, net of offering costs	--	3,056,651

Net Cash Provided by Financing Activities	6,862,044	3,183,746

Net Increase in Cash	4,078,501	2,606,075

Cash - Beginning of period	2,606,075	--

Cash - End of period	$6,684,576	$2,606,075

See notes to consolidated financial statements

Note 1 - Organization and Significant Accounting Policies

Description of Business

Medovex Corp. (the “Company” or “Medovex”), was incorporated in Nevada on July 30, 2013 as SpineZ Corp. (“SpineZ”) and changed its name to Medovex Corp. on March 20, 2014.  Medovex is the parent company of Debride Inc. (“Debride”), which was incorporated under the laws of the State of Florida on October 1, 2012.

On September 3, 2013, Debride entered into an Agreement and Plan of Merger with SpineZ, a privately owned company with no operations (the “SpineZ Merger”). The SpineZ Merger was effectuated as a share exchange transaction in which the former stockholders of Debride exchanged each share that they owned of Debride for 1.936 shares of SpineZ.  As a result of the SpineZ Merger, the former owners of Debride became 53% majority owners of SpineZ.  The Company accounted for this transaction as a reverse merger and recapitalization of Debride into SpineZ. The Company has recently begun activities that include its acquisition of a patent, patent applications and other intellectual property rights relating to the use, development, and commercialization of the DenerveX Device (“DenerveX”). DenerveX is a device that is intended to be used in the treatment of conditions resulting from the degeneration of joints in the spine that cause back pain. The Company has not begun to earn revenue.

In March 2014, SpineZ changed its legal name to Medovex Corp. and effectuated a 1 for 2 reverse stock split. All share related amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect this reverse split.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of Medovex Corp. and its wholly-owned subsidiary, Debride. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements, generally accepted accounting principles in the United States (U.S. GAAP) requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates currently include the fair value, useful life and carrying amount of its patented technology, the deferred income tax asset and the related valuation allowance, and the fair value of its share based payment arrangements. For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Cash

As of December 31, 2014 and 2013, the Company had no cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2014 and 2013 consists of funds deposited in checking accounts with commercial banks.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits. At December 31, 2014 and 2013, the Company had cash deposits that exceeded federally insured deposit limits. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Repairs and maintenance are expensed as incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

Research and Development

Research and development costs are expensed as incurred.

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 718 Compensation — Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2014, the Company has not incurred any interest or penalties relating to uncertain tax positions.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share: 60,000 common stock options outstanding were considered anti-dilutive for the periods presented.

Recently Issued Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities, which eliminates certain financial reporting requirements for development stage entities included in ASC 915 Development Stage Entities by removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  The amendments eliminate the following requirement for development stage entities: 1) presentation of inception-to-date information in the statements of operations, cash flows and stockholders’ equity, 2) designation of the financial statements as those of a development stage entity, 3) disclosure of a description of the development stage activities in which the entity is engaged, and 4) disclosure in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 will be effective for fiscal years beginning after December 15, 2014.  Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10, which are reflected in these consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	December 31, 2014	December 31, 2013
Furniture and fixtures	5 years	$16,016	$2,760
Computers and software	3 years	11,587	1,175
		27,603	3,935
Less accumulated depreciation		(3,153)	(472)

Total		$24,450	$3,463

Depreciation expense amounted to $2,681 for the year ended December 31, 2014 and $472 for the period from February 1, 2013 (inception) through December 31, 2013.

Note 4 – Patent Assignment and Contribution and Royalty Agreements

On February 1, 2013, the Company issued 750,108 shares of common stock to Scott Haufe, M.D.  (“Dr. Haufe”) pursuant to the terms of a Contribution and Royalty Agreement dated January 31, 2013 between the Company and Dr. Haufe. This agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. Royalties are payable to Dr. Haufe within 30 days after the close of each calendar quarter based on actual cash collected from sales of applicable products.  The royalty period expires on September 6, 2030.

In September 2013, the Company executed a co-development agreement for the DenerveX technology with royalty provisions with James R. Andrews, M.D., as more fully described in Note 6.

Note 5 - Equity Transactions

Private Placements

Founders’ Shares
On February 1, 2013, the Company issued an aggregate of 2,624,892 shares of common stock to its founders in exchange for a contribution of $0.01 cent per share. Aggregate proceeds from this transaction amounted to $27,120. The Company concurrently issued 750,108 additional shares to another founding stockholder in exchange for $7,750 of cash and the transfer of patented technology to the Company pursuant to the terms of the Contribution and Royalty Agreement described in Note 4.

On August 28, 2013, the Company issued 3,050,000 shares of common stock to the initial SpineZ stockholders in exchange for a contribution of $0.04 cents per share. Aggregate proceeds from this transaction amounted to $122,000, which became available to the Company for its use as general working capital upon the completion of the SpineZ Merger.

Private Placement
On September 16, 2013, the Company commenced a private placement of its common stock at an offering price of $2.50 per share. This financing transaction was completed in December 2013 with an aggregate of 1,346,175 shares issued for proceeds amounting to $3,056,651, net of issuance costs of $208,786, and a $100,000 subscription receivable that was paid on January 24, 2014. The Company also issued 10,000 shares of common stock as a partial fee paid to the placement agent who represented the Company in this financing transaction. The shares sold in this private placement were issued with certain rights that provide for such shares to be registered by the Company under the Securities Act of 1933 in the event that the Company files a registration statement with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan
On October 14, 2013, the Medovex Corp. Board of Directors approved the Medovex Corp. 2013 Stock Incentive Plan (the “Plan”).  The Company may grant incentive stock options to employees and non-statutory stock options to employees, consultants, and directors for up to 1,150,000 shares of common stock. The stock options are exercisable at a price equal to the market value on the date of the grant. The Plan gives full authority for granting options, determining the type of options granted, and determining the fair market value of the options to the Plan Administrator.

The Company has the right, but not obligation, to repurchase any shares obtained through exercise of an option from terminated Plan participants. The Company has 90 days from the date of termination to exercise its repurchase right. The Company must pay the Fair Market Value (“FMV”) of the shares if the termination was for any reason other than for cause, or the option price (if less than FMV of the shares) if the termination is for cause. The FMV is determined by the Plan Administrator on the date of termination.

On October 14, 2013, the Board of Directors authorized the Company to issue options to purchase an aggregate of up to 60,000 shares of common stock to a certain number of its outside directors. The options vest as follows: 25% on date of grant and 25% on each of the next three anniversaries. The Company estimated the fair value of these options using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.75% (based on US Treasury note yield), expected term of 6 years (based on guidance provided by the SEC under Staff Accounting Bulletin 107, which allows issuers to use the simplified method for “plain vanilla” options for this calculation), expected volatility of 81% (based on the historical stock volatilities of several publicly traded companies in the medical device industry over a period equal to the expected term of the options (as the Company had  no trading history to estimate volatility of its own common stock) and an exercise price equal to the grant date fair value of the stock of $2.50 per share. The fair value of the Company’s common stock was determined by a third party expert who used primarily the market approach in determining the fair market value by referencing to the private placement commenced by the Company in September 2013 and completed in December 2013, which was a cash transaction conducted at arm’s length with an unrelated group of investors. For the year ended December 31, 2014 and the period from February 1, 2013 (inception) through December 31, 2013, the Company recognized $33,972 and $36,252, respectively, as stock option compensation expense.

Note 5 - Equity Transactions (continued)

Stock-Based Compensation Plan (continued)

Stock Option Activity

The following is a summary of stock option activity for 2013 and 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at 02/01/2013 (Inception)	--

Granted	60,000	$2.50	9.8	$--
Exercised	--
Cancelled	--			--
Outstanding at 12/31/2013	60,000	$2.50	9.8	$--
Exercisable at 12/31/2013	15,000	$2.50	9.8	$--

Granted
Exercised	--
Cancelled	--			--
Outstanding at 12/31/2014	60,000	$2.50	8.8	$--
Exercisable at 12/31/2014	30,000	$2.50	8.8	$--

Unrecognized compensation cost amounts to $56,976 as of December 31, 2014 and will be recognized as an expense over a remaining service period of approximately 2 years.

Public Placement

On December 19, 2014, the Company completed its Initial Public Offering (“IPO”) of common stock by selling 1,391,305 units pursuant to SEC rule 424(b)(4). Each unit consists of one share of common stock and one warrant. The unit sold for $5.75, and the exercise price of the warrant is $6.90 per share. The units traded on the NASDAQ exchange under the ticker symbol MDVXU. On February 2, 2015, the unit ceased trading and the common stock (MDVX) and warrant (MDVXW) began trading separately. Net of transaction costs, the Company raised approximately $6,732,000 in the IPO. On January 16, 2015, the underwriter exercised its entire 15% overallotment of shares, resulting in the issuance of an additional 208,695 shares of common stock and proceeds of approximately $1,084,000 net of transaction costs.

Note 6 - Commitments

Operating Leases

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Payments under this arrangement are $1,800 per month. Rent expense and utilities cost paid to TAG Aviation amounted to $29,366 in 2014 and $6,595 for the period from February 1, 2013 (inception) through December 31, 2013.

Consulting Agreement

On December 2, 2013, the Company engaged one of its founding stockholders to provide business development consulting services over a one-year period at a fee of $10,000 per month. Effective January 1, 2015, this fee was increased to $35,000 per month. Either party can cancel this agreement upon 30 days’ notice.

Employment Agreements

The Company entered into Employment Agreements with each of its four executive officers for aggregate compensation amounting to approximately $544,000 per annum, plus customary benefits. These employment agreements are for terms of three years and provide for the Company to pay six months of severance in the event of (i) the Company’s termination of an executive’s employment without cause, (ii) the resignation by an executive for good reason, (iii) a change in control of the Company, (iv) a material reduction in an executive’s duties, or (v) a requirement that an executive move their primary work location more than 50 miles.

Note 6 – Commitments (continued)

Co-Development Agreement

In September 2013, the Company executed a Co-Development Agreement with James R. Andrews, M.D. (“Dr. Andrews”) to further evaluate, test and advise on the development of products incorporating the use of the patented technology. In exchange for these services the Company is obligated to pay Dr. Andrews a royalty of 2% of revenues earned from applicable product sales over a period of 5 years. If Dr. Andrews is listed as inventor of any Improvement Patent on the DenerveX device during the 5 year term, he would continue to receive a 1% royalty after the 2% royalty expires for the duration of the effectiveness of the Improvement Patent.

Generator Development Agreement

In November 2014, the Company executed an agreement with Bovie, Inc. to develop and electrocautery generator that would be used exclusively with the DenerveX device. Medovex is obligated to reimburse Bovie up to $295,000 under this agreement for development of the generator, and in 2014 paid $105,000 of this amount.

Note 7 - Income Taxes

For the year ended December 31, 2014 and for the period from February 1, 2013 (inception) to December 31, 2013, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2013, since it currently more likely than not that the benefit will not be realized in future periods.

The provision for Federal income tax consists of the following at December 31,

Current Income Tax Expense:	2014	2013
Federal	$--	$--
State	--	--

Total Current Income Tax Expense	--	--

Deferred Income Tax Benefit
Federal	2,436,300	228,000
State	281,271	26,000

Total Deferred Tax Benefit	2,717,605	254,000

Valuation Allowance	(2,717,600)	(254,000)

Total	$--	$--

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

Statutory rate - federal	34.0%
State taxes, net of federal benefit	4.0

Income tax benefit	38.0
Less valuation allowance	(38.0)

Total	0.0%

Deferred tax assets and liabilities consist of the following at December 31:

	2014	2013
Deferred Tax Assets:
Start-up costs	$2,688,900	$240,000
Share-based compensation	26,633	14,000
Total Deferred Tax Assets	2,717,605	254,000
Valuation Allowance	(2,717,605)	(254,000)
Net Deferred Tax Asset	$--	$--

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota.  There are no uncertain tax positions at December 31, 2014. The Company has not undergone any tax examinations since inception and is therefore not subject to examination by any applicable tax authorities.

Note 8 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Gorlin. The total amount of general aviation expense paid to TAG amounted to approximately $33,000 and $34,000 during the year ended December 31, 2014 and for the period from February 1, 2013 (inception) through December 31, 2013, respectively. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party.

Operating Lease

As described in Note 6, the Company pays TAG Aviation, a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. The total amount paid to TAG Aviation under this agreement amounted to approximately $29,000 and $7,000 during the year ended December 31, 2014 and for the period February 1, 2013 (inception) through December 31, 2013, respectively.

Consulting Expense

The Company utilized the services of CG3 Consulting LLC (“CGS”), a company founded by the Company’s Chief Operating Officer Patrick Kullmann (“Mr. Kullmann”). Prior to Mr. Kullmann joining the Company as the COO, the Company paid approximately $2,000 of fees to CG3 for the period from February 1, 2013 (inception) through December 31, 2013 for consulting services relating to the potential commercialization the Company’s technology.

On December 2, 2013, the Company engaged a founding stockholder who owns 375,000 shares of its common stock to provide the Company with business development advisory services. Fees under this arrangement include a $45,000 up-front payment that is non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement. This arrangement is cancelable by either party upon 30 days’ notice. The Company paid $120,000 of fees for the year ended December 31, 2014 and $55,000 of fees from February 1, 2013 (inception) through December 31, 2013 under this arrangement.

Note 9 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis Minnesota based FDA registered contract manufacturer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. The development work commenced in December 2013. The total estimated cost of this work is $960,000; however, the terms of the proposal allow either the Company or the manufacturer to cancel the development work with 10-days’ notice. During 2014, the Company incurred $586,350 of expense under this agreement, with $36,588 amount in payables at December 31, 2014. For 2013, the Company incurred approximately $81,000 in expense under the agreement, of which $16,629 was included in accounts payable.

Devicix Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. In December 2014, the Company contracted with Bovie International to customize one of their existing electrocautery generators for use with DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX was obtained. The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates. The Company paid $105,500 to Bovie under this agreement in 2014.

Nortech Manufacturing Agreement

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. The Company paid $16,024 to Nortech under this agreement in 2014.

Note 10 – Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $673,000 in 2013 and $2,937,000 in 2014. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with enough gross margin to offset its expenses. This will not happen within the next 12 months with the current product and operations.

To date, the Company’s sole source of funds has been from the issuance of equity. The Company was founded in February 2013 with an approximately $35,000 investment from founding shareholders in exchange for common stock. In August 2013, the Company was merged with Spinez. The Spinez founders invested an additional $122,000 into the Company for common stock. In December 2013, a private placement of common stock was closed, netting approximately $3,157,000 for the Company. In December 2014, the Company raised approximately $6,732,000 net of expenses in a public offering of its common stock. In January 2015, the underwriter for the public offering exercised the overallotment of shares pursuant to the initial public offering, netting another $1,084,000.

The Company’s ability to continue its operations and pursue the realization of its business plan is dependent upon its ability to raise additional capital. Management currently anticipates that the Company will need to raise additional funds through issuances of debt or equity securities until such time that it is able to generate revenue and operating cash flow through the execution of its business plan. Although Management believes that the Company has access to capital resources, the Company has not secured any commitments for new financing at this time.

Management cannot provide any assurance that the Company will be successful in its efforts to obtain new financing through placements of debt or equity securities, or complete its product development and launch in time to generate sufficient revenues to offset expenses before exhausting its cash reserves. If the Company is unable to raise sufficient financing, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 11 - Subsequent Events

On January 1, 2015, the consulting agreement with the related party owning 375,000 shares of common stock referenced in Note 8 was modified to increase the monthly compensation to $35,000 through December 2015.

On January 16, 2015, the underwriter for the IPO exercised its entire 15% overallotment of shares granted per the terms of its underwriting agreement, resulting in the issuance of an additional 208,695 shares of common stock and proceeds of $1,084,000, net of transaction costs. Including the overallotment, the Company issued 1,600,000 shares of common stock, with net proceeds of approximately $7,816,000 pursuant to its IPO.

In January 2015, we granted an aggregate of 125,000 stock options to purchase common stock at $5.99 to certain employees and consultants.

On January 19th, 2015 and February 24th, 2015, the Company submitted material purchase orders to Nortech Systems in the amount of $202,161 and $206,850, respectively, related to the build of the DenerveX device.

On March 9, 2015, the Company entered into an Agreement and Plan of Merger with Streamline, Inc., a Minnesota Corporation (“Streamline”).  This merger was completed on March 25, 2015, and Streamline became a wholly-owned subsidiary of Medovex. Streamline Shareholders will receive approximately $1,325,000 cash and 1,875,000 shares of the Company’s common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The audit committee of our board of directors was notified by management of a request to use an independent registered public accounting firm with a more local presence with regard to the Company’s location in the metropolitan Atlanta, Georgia area.  The decision to change accountants was approved by the board, such that the board provided notice to Marcum, LLP (the “Former Auditor”) of its dismissal, effective January 27, 2015, as the Company’s independent registered public accounting firm at the request of the Company’s management.  The Former Auditor served as the auditors of the Company’s financial statements from inception through January 27, 2015.

The report of the Former Auditor on the Company’s consolidated financial statements for the period beginning February 1, 2013 (inception) and ending on December 31, 2013 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that there was an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

In connection with the audit of the Company's consolidated financial statements for the period beginning February 1, 2013 (inception) and ended December 31, 2013, and in the subsequent interim period preceding Marcum’s dismissal, there were no disagreements with the Former Auditor on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the matter in their report. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period beginning February 1, 2013 (inception) and ended December 31, 2013, or in the subsequent period prior to Marcum’s dismissal , except that the Former Auditor advised the Company of a material weakness in internal control over financial reporting.

The Company has provided the Former Auditor with a copy of the foregoing disclosure, and requested that the Former Auditor furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure.  A copy of the letter from the Former Auditor addressed to the Securities and Exchange Commission dated as of January 29, 2015 is filed as Exhibit 16.1 to this Form 8-K.

On January 27, 2015, our audit committee recommended, and our board of directors appointed, Frazier & Deeter, LLC (the “New Auditor”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2014 and 2013.

During the period beginning February 1, 2013 (inception) and ended December 31, 2013, and the subsequent interim period prior to the engagement of the New Auditor, the Company had not consulted with the New Auditor with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all material misstatements arising from time to time. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of ten (10) members:  Larry Papasan, Scott M. W. Haufe, M.D., James R. Andrews, M.D., Jarrett Gorlin, Randal R. Betz, M.D., Major General C.A. “Lou” Hennies (retired), Thomas E. Hill, Steve Gorlin, John C. Thomas, Jr. and John Blank. Mr. Blank joined the Board in connection with the acquisition of Streamline on March 25, 2015. Steve Gorlin is the father of Jarrett Gorlin, the Company’s Chief Executive Officer.

Our current executive officers are Jarrett Gorlin, Chief Executive Officer; Patrick Kullmann, President and Chief Operating Officer; Jeffery Wright, Chief Financial Officer and Treasurer; and Dennis Moon, Senior Vice President.

Directors and Executive Officers

The following table provides information as of March 25, 2015 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Steve Gorlin	Director	77
Major General C.A. “Lou” Hennies	Director (2) (3)	78
James R. Andrews, M.D.	Director	72
Scott M. W. Haufe, M.D.	Director (2)	48
Thomas E. Hills	Director (1) (3)	38
Randal R. Betz, M.D.	Director	62
John C. Thomas, Jr.	Director (1)	60
John Blank	Director	64
Larry Papasan	Chairman of the Board (1) (2) (3)	73
Jarrett Gorlin	Chief Executive Officer and Director	39
Patrick Kullmann	President and Chief Operating Officer	58
Charles Farrahar	Secretary	53
Jeffery Wright	Chief Financial Officer	32
Dennis Moon	Senior Vice President	38

(1)	Member of audit committee

(2)	Member of compensation committee

(3)	Member of nominating and corporate governance committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers, except that Steve Gorlin is Jarrett Gorlin’s father.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

Steve Gorlin

Steve Gorlin is the Co-founder of Debride Inc., the first company acquired by MedoveX. Over the past 40 years, Mr. Gorlin has founded several biotechnology and pharmaceutical companies, including HycorBiomedical, Inc. (acquired by Agilent), Theragenics Corporation (NYSE: TGX) , CytRx Corporation (NASDAQ: CYTR), Medicis Pharmaceutical Corporation (sold to Valeant for approximately $2.6 billion), EntreMed, Inc. (NASDAQ: ENMD), MRI Interventions (MRIC), DARA BioSciences, Inc. (NASDAQ: DARA), MiMedx (NASDAQ: MDXG), and Medivation, Inc. (NASDAQ: MDVN). Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and on The Johns Hopkins BioMedical Engineering Advisory Board. He presently serves on the board of directors of the Andrews Institute. Mr. Gorlin founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc. (sold to Network Associates), and NTC China. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. Presently, he serves as a member of the board of directors and of the executive committee of DemeRx, Inc., Conkwest, Inc., and is on the Board of NTC China, Inc.

Major General C.A. “Lou” Hennies

Mr. Hennies became a director of the Company in September 2013.  Lou Hennies is a career soldier having served his country in uniform for 41 years where he rose through the ranks from enlisted status to that of a commissioned officer retiring in 2001 as a Major General.

He served a total of 37 months in combat in Republic of Vietnam as a Company/Troop commander of four units and as a battalion/squadron staff officer in the 4th Battalion, 23rd Infantry Regiment, 25th Infantry Division, Cu Chi, and the 7th Squadron, 17th Air Cavalry in II Corps. Stateside he commanded another Air Cavalry Troop followed by command of the 1st Squadron, 17th Air Cavalry in the 82nd Airborne Division.

Selected for Brigadier General in 1986, he subsequently served as the Army’s Deputy Chief of Public Affairs and Director of Army Safety and Commanding General of the U.S Army Safety Center. Initially retiring in 1991, he returned to service in 1995 as The Adjutant General (TAG) of the Alabama Army and Air National Guard and as a Cabinet Officer in the Administration of Governor Fob James Jr.

He is a graduate of the Army’s Command and General Staff College, The Army War College, and The Center for Creative Leadership. A graduate of the University of Nebraska-Omaha with a Bachelor Degree in Political Science, he also holds a Master of Arts Degree in Journalism from the University of Nebraska-Lincoln and a Master of Science in Public Administration from Shippensburg University, Pennsylvania.

His awards and decorations include the Army Distinguished Medal with Oak Leaf Cluster, the Silver Star, the Legion of Merit with Oak Leaf Cluster, the Distinguished Flying Cross, the Soldiers Medal, the Bronze Star with “V” device and 5 Oak Leaf Clusters, the Purple Heart, the Air Medal with “V” (2) and numeral 29, and the Alabama Distinguished Medal with Oak Leaf Cluster. He is also a recipient of numerous foreign decorations from the Republic of Vietnam and the Republic of Korea.

He has been awarded the Army Aviation Order of Saint Michael (Gold), the Infantry’s Order of Saint Maurice (Primercius) and the Army Aviation Hall of Fame Medallion and has been inducted into the Infantry Officer Candidate Hall of Fame, the Army Aviation Hall of Fame, and the Air Force Gathering of Eagles Class of 2000.

James R. Andrews, M.D.

James R. Andrews, M.D., has served as a Director of the Company since September 2013.  Dr. Andrews is recognized throughout the world for his scientific and clinical research contributions in knee, shoulder and elbow injuries, and his skill as an orthopedic surgeon. Dr. Andrews is a founder and current Medical Director for the American Sports Medicine Institute, a non-profit organization dedicated to the prevention, education and research in orthopaedic and sports medicine, as well as the Andrews Research and Education Institute.

He is Clinical Professor of Orthopaedic Surgery at the University of Alabama Birmingham Medical School, the University of Virginia School of Medicine and the University of South Carolina Medical School. He is Adjunct Professor in the Department of Orthopaedic Surgery at the University of South Alabama and Clinical Professor of Orthopaedics at Tulane University School of Medicine.

He serves as Medical Director for Auburn University Intercollegiate Athletics and Team Orthopaedic Surgeon; Senior Orthopaedic Consultant at the University of Alabama; Orthopaedic Consultant for the college athletic teams at Troy University, University of West Alabama, Tuskegee University and Samford University. He serves on the Tulane School of Medicine Board of Governors.

Dr. Andrews serves on the Medical and Safety Advisory Committee of USA Baseball and on the Board of Little League Baseball, Inc. He has been a member of the Sports Medicine Committee of the United States Olympic Committee and served on the NCAA Competitive Safeguards in Medical Aspects of Sports Committee.

In the professional sports arena, Dr. Andrews is Senior Consultant for the Washington Redskins Football team; Medical Director for the Tampa Bay Rays Baseball team and Medical Director of the Ladies Professional Golf Association.

Dr. Andrews serves as the National Medical Director for Physiotherapy Associates, a national outpatient rehabilitation provider.  He serves on the board of directors of Fast Health Corporation and Robins Morton Construction Company.  He has a Doctor of Laws Degree from Livingston University and Doctor of Science Degrees from Troy and Louisiana State Universities.  He has recently written a book, Any Given Monday, about sports injuries and how to prevent them for athletes, parents and coaches.

Scott M. W.  Haufe, M.D.

Scott M. W. Haufe, M.D., is a co-founder of Debride and has been a Director of the Company since September 2013.  Dr. Haufe is a board certified physician in the fields of Anesthesiology, Pain Medicine and Hospice /Palliative Medicine. He began his career in the field of Anesthesiology where he served as Chief of Anesthesiology and Pain Management with St. Lucie Anesthesia Associates until 1998 while continuing his passion for research. Beginning in 1993, Dr. Haufe was first published and has since authored numerous peer reviewed journal articles. Specifically, in 2005, he was recognized for his publication on the endoscopic treatment for sacroilitis. During 2006, he again authored the first paper on intradiscal stem cell therapy in an attempt to rejuvenate the human disc and in 2010 he developed a minimally invasive procedure for resolving spinal arthritis and subsequently published his findings in the Internal Journal of Med Sci. Additionally, he is named on multiple patents for treating pain related issues. Dr. Haufe earned his MD from the University of South Florida College of Medicine in 1992 with honors and completed his residency in Anesthesiology in 1996. He currently practices in Destin, FL with Anesthesia, Inc., and is affiliated with Sacred Heart Hospital, Destin Surgery Center, and Healthmark Medical Center. He is a member of the American Society of Anesthesiologists and the Florida Society of Anesthesiologists.

Larry Papasan

Larry Papasan has served as Chairman of the board of directors of the Company since September 2013.  From July 1991 until his retirement in May 2002, Mr. Papasan served as President of Smith & Nephew Orthopedics. He has been a Director and Chairman of the board of directors of BioMimetic Therapeutics, Inc. [NasdaqGM:BMTI] since August 2005. BioMimetic Therapeutics is developing and commercializing bio-active recombinant protein-device combination products for the healing of musculoskeletal injuries and disease, including orthopedic, periodontal, spine and sports injury applications. Mr. Papasan has also served as a member of the board of directors of Reaves Utility Income Fund [NasdaqCM:UTG], a closed-end management investment company, since February 2003 and of Triumph Bancshares, Inc. (a bank holding company) since April 2005. Mr. Papasan also serves as a Director of SSR Engineering, Inc., AxioMed Spine Corporation, and MiMedx Group, Inc.

John C. Thomas, Jr.

John Thomas has been a director of the Company since September 2013 and currently serves as a director and the CFO/corporate secretary for CorMatrix Cardiovascular, Inc., a privately held medical device company which he joined in 2001. Over the past 24 years, Mr. Thomas has served as the CFO of numerous startup companies and managed their financing activities from the initial financing up to their initial public offering. Some of these companies are still private and some have become public entities. The companies in the health care industry that have gone public while Mr. Thomas was the CFO include CytRx Corporation (1986 – 1990), CytRx Biopool (1988 – 1991), Medicis Pharmaceutical Corporation (1988 –1991), EntreMed, Inc. (1991 – 1997), DARA BioSciences, Inc. (1998 – 2009) and, MiMedx, Inc. (2006 – 2009). He has also been the CFO of Surgi-Vision, Inc., a private research company involved in MRI technology (1998 – 2010).  Mr. Thomas has also been the CFO of Motion Reality, Inc., a privately-held company with proprietary software that captures and analyzes motion data since 1991. Presently, he serves as a member of the board of directors of QLT, Inc., (QLT) a publicly traded medical company and Conkwest, Inc. a privately held company.  Mr. Thomas is a certified public accountant.

Thomas E. Hills

Thomas Hills has been a Director of the Company since September 2013. Mr. Hills is currently President and Chief Investment Officer of healthcare focused Hills Capital Management; the family office for the Paul F. Hills family in Barrington, IL which he joined in 2007. In addition to his experience in the asset management business and prior to founding Hills Capital Management, Tom was in sales and marketing at Sage Products, Inc. At Hills Capital, Tom leads the family’s public and private equity healthcare investment efforts. He is a board member of MedShape in Atlanta, Georgia and Chairman of Barrington Children’s Charities which he and his wife founded. Tom holds a BBA from St. Norbert College and an MBA from Loyola University of Chicago.

Randal R. Betz, M.D.

Dr. Randal Betz has been a director of the Company since September 2013. Dr. Betz is an orthopedic spine surgeon with a private practice in Princeton, New Jersey. Dr. Betz has held hospital positions as Chief of Staff at Shriners Hospitals for Children and Medical Director of Shriners’ Spinal Cord Injury Unit. Dr. Betz is also a Professor of Orthopedic Surgery at Temple University School of Medicine.

Dr. Betz earned a Medical Degree from Temple University School of Medicine and was awarded the Alpha Omega Alpha honor. His Internship in general surgery and Residency in Orthopedic Surgery were at Temple University Hospital. Dr. Betz’s Fellowship in Pediatric Orthopedics was at the Alfred I DuPont Institute. Since his graduate work, Dr. Betz has had postdoctoral fellowship experiences with ABC Traveling Fellowship, North American Traveling Fellowship, SRS Traveling fellowship and the Berg-Sloat Traveling Fellowship.  Many national and international professional societies count Dr. Betz as a member including: the Academic Orthopedic Society, American Academy for Cerebral Palsy and Developmental Medicine, American Academy of Orthopedic Surgeons, American Orthopedic Association, American Paraplegia Society, American Spinal Injury Association, British Scoliosis Society, International Functional Electrical Stimulation Society, North American Spine Society, Pediatric Orthopedic Society of North America, Scoliosis Research Society, and Spinal Deformity Education Group. For many of these organizations, Dr. Betz has fulfilled the roles of board of director member, committee member and President of the Scoliosis Research Society in 2005.

In addition to an active hospital practice in pediatric spinal surgery, research is an important area of Dr. Betz’s career. He is a recipient of many research grants and he has ten patents, including several involving research in spinal deformities: fusionless treatment of spinal deformities. Dr. Betz is author of several medical texts. He has contributed 45 chapters to medical books and written 280 peer-reviewed or invited articles. Worldwide, Dr. Betz has delivered hundreds of paper presentations and invited lectures. Dr. Betz is on the Editorial Board of the Journal of Pediatric Orthopedics and a Reviewer for the Journal of Bone and Joint Surgery, Journal of Pediatric Orthopedics, and Spine.

Jarrett Gorlin

Jarrett Gorlin has served as the Chief Executive Officer, President, and a Director of the Company since November, 2013.  Prior to joining the Company, Mr. Gorlin served as the President of Judicial Correction Services, Inc. (“JCS”), the largest provider of private probation services in the country, which he co-founded in 2001.  In 2011, he successfully negotiated the sale of JCS to Correctional Healthcare Companies (“CHC”), after which he has continued to serve as the President of JCS. Under Mr. Gorlin’s leadership, JCS made INC. Magazine’s list of the Fastest Growing Companies in America in 2010, 2011, and 2012.  Mr. Gorlin began his career by becoming the youngest rated commercial helicopter pilot at the age of 16, and becoming the chief pilot for the Fulton County Sheriff’s Office in Atlanta, Georgia. Mr. Gorlin has served a Captain and Commander at the Fulton County Sheriff’s Office where he has worked from 1996 to present.  He continues to serve his community through law enforcement as the commander of a reserve unit overseeing 90 deputy sheriffs, who work in the courts, jail and warrant divisions. Mr. Gorlin also serves as a political advisor and consultant to many elected officials in the Atlanta area, including the current sitting Sheriff of Fulton and Clayton County, Georgia.  He has also served on the campaign finance committee for the former Governor of Georgia Roy Barnes.

 John Paul Blank, M.D.

John Paul Blank, M.D., became a member of the board of directors on March 25, 2015 as a result of the Company’s acquisition of Streamline. Dr. Blank is a board certified physician in pediatrics and pediatric haematology/oncology. He currently serves as Chairman of the Board of Directors of Treehouse Health, an innovation center formed to assist emerging companies gain customers and grow their business. He has an extensive career in the managed care and services sectors of the healthcare industry. Prior to joining Treehouse Health in 2013, Dr. Blank was Senior Vice President of the Emerging Business Group at United Healthcare Group, a position held from 2011 to 2012. From 2008 to 2011, he was the Chief Operating Officer of AmeriChoice, a subsidiary of United Healthcare Group. He became employed by AmeriChoice after it acquired Unison Health Plans in 2008. Dr. Blank was Chief Executive Officer of Unison Health Plans for 4 years at the time of acquisition, when it was generating $950 million in revenues. From 2001 until 2004, Dr. Blank was Chief Executive Officer of Harmony Health Plan, when it was acquired by WellCare Health Plans, Inc. in 2004.  Dr. Blank has a medical degree from McGill University and did his fellowship at Childrens Hospital of Philadelphia.

NON-DIRECTOR EXECUTIVE OFFICERS

President and Chief Operating Officer – Patrick Kullmann

Patrick Kullmann has been our Chief Operating Officer since September, 2013.  Mr. Kullmann has served in a contract capacity as the Chief Executive Officer of Streamline, Inc., a medical technology company since 2012.  He is also the Founder of CG3 Consulting, LLC, a global medical technology advisory firm in Minneapolis, Boston and San Diego which he founded in 2008. CG3 Consulting provides consulting services to clients in the healthcare, scientific and technology industries. Prior to establishing CG3 Consulting, Mr. Kullmann was a senior director at Medtronic in their $2.3 billion Cardiovascular Division. He started his career working as a surgical sales representative in the Texas Medical Center in Houston. Mr. Kullmann has served in senior marketing, market development and sales leadership positions at Boston Scientific, Baxter, Johnson & Johnson, and four start-up medical device companies – two of which had successful liquidity events for a combined value of $220m.  He is a graduate of Northern Michigan University, and has an MBA from California Coastal University.   The board believes that Mr. Kullmann has the experience, qualifications, attributes and skills necessary to serve as President and Chief Operating Officer because of his years of experience in the medical technology field.

Chief Financial Officer and Treasurer – Jeffery Wright

Mr. Wright is a Certified Public Accountant, who was recently promoted from Controller to Chief Financial Officer in January, 2015. Prior to joining the Company in December, 2014, Mr. Wright was an audit senior at Ernst & Young within the Assurance Services division, where he had an opportunity to help manage audits of large ($2 billion to $10 billion annual revenue) publicly-traded companies.  He also has experience auditing medium size ($2 million - $200 million annual revenue) privately-held companies in multiple industries with other accounting firms. Prior to his career in public accounting, Mr. Wright worked as a trading analyst in the retirement trust services department at Reliance Trust Company, managing the institutional trading desk to settle mutual fund transactions with the National Securities Clearing Corporation. Mr. Wright holds Master of Professional Accountancy and Bachelor of Business Administration degrees from the Georgia State University Robinson College of Business and is a member of the Georgia Society of Certified Public Accountants.

Senior Vice President – Dennis Moon

Dennis Moon has served as our Senior Vice President since November, 2013.  Prior to joining the Company, he was the Chief Operations Officer for Judicial Correction Services (2006 – 2013) supervising the day to day operations of the JCS community supervision division, which supervised over 50,000 active probationers throughout the southeast United States.  He was responsible for supervision of over 400 employees and over 1.8 million financial transactions per year.  Dennis is a graduate of the University of Central Florida and has a degree in Psychology with an emphasis on Drug and Alcohol addiction. After graduating high school, he joined the United States Army where he served for eight years as an Intelligence Analyst and received numerous awards and medals for various services.  The board believes that Mr. Moon has the experience, qualifications, attributes and skills necessary to serve as Senior Vice President because of his years of experience in the military and in management of employees.

Director Independence

The Company has determined that Major General C.A. “Lou” Hennies, Scott M. W. Haufe, M.D., Thomas E. Hills, John C. Thomas, Jr. and Larry Papasan are "independent" as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

Liability and Indemnification of Directors and Officers

Our Articles of Incorporation provide that to the fullest extent permitted under Nevada law, our directors will not be personally liable to the Company or its stockholders for monetary damages for breach of the duty of care, breach of fiduciary duty or breach of any other duties as directors.  Our Articles of Incorporation also provide for indemnification of our directors and officers by the Company to the fullest extent permitted by law.

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating/corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board as a whole.

Board Committees and Independence

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which operates under a charter that has been approved by our board.

Each of the Company's current independent directors, Major General C.A. "Lou" Hennies, Scott M. W. Haufe, M.D., Thomas E. Hills, John C. Thornas Jr., and Larry Papasan, are independent under the rules of the NASDAQ Capital Market. Accordingly, our board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of the NASDAQ Capital Market. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Audit Committee

The members of our audit committee are John C. Thomas, Jr., Thomas Hills and Larry Papasan. Mr. Thomas chairs the audit committee. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. This committee’s responsibilities include, among other things:

●	appointing, approving the compensation of and assessing the independence of our registered public accounting firm;

●	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	overseeing our internal audit function;

●	overseeing our risk assessment and risk management policies;

●	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our internal auditing staff, independent registered public accounting firm and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the audit committee report required by the Securities and Exchange Commission, or SEC, rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Our board of directors has determined that John C. Thomas, Jr. is an “audit committee financial expert” as defined in applicable SEC rules.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Major General C.A. “Lou” Hennies, Thomas Hills and Larry Papasan. Mr. Hennies chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:

●	identifying individuals qualified to become members of our board of directors;

●	recommending to our board of directors the persons to be nominated for election as directors and to each of our board’s committees;

●	developing, recommending to the board, and assessing corporate governance principles, codes of conduct and compliance mechanisms; and

●	overseeing the evaluation of our board of directors.

Compensation Committee

The members of our compensation committee are Larry Papasan, Major General C.A. “Lou” Hennies and Scott M. W. Haufe, M.D. Mr. Papasan chairs the compensation committee. This committee’s responsibilities include, among other things:

●	reviewing and recommending corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers;

●	making recommendations to our board of directors with respect to, the compensation level of our executive officers;

●	reviewing and recommending to our board of directors employment agreements and significant arrangements or transactions with executive officers;

●	reviewing and recommending to our board of directors with respect to director compensation; and

●	overseeing and administering our equity-based incentive plans;

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. Mr. Gorlin, CEO and Director, will abstain on any board vote involving executive compensation by the board as a whole.

Board Diversity

Our nominating and corporate governance committee will be responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

•	development or commercialization experience in large medical products companies;

•	experience as a board member or executive officer of another publicly-held company;

•	strong finance experience;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience;

•	conflicts of interest; and

•	practical and mature business judgment.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code will be posted on the Corporate Governance section of our website, www.MedoveX.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The NASDAQ Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Procedures for Security Holders to Recommend Nominees for Election as Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors since the Company last described such procedures or any material changes thereto.

Company Policy as to Director Attendance at Annual Meetings of Stockholders

The Company's policy encourages board members to attend annual meetings of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each person who is a director or officer or beneficial owner of more than 10% of the common stock of the Company to file reports in connection with certain transactions. To the knowledge of the Company, based solely upon a review of forms or representations furnished to the Company during or with respect to the most recent completed fiscal year, no person who was subject to Section 16 at any time during such fiscal year failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) during such fiscal year or prior fiscal years.

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jarrett Gorlin, CEO	2013	37,500	0	0	0	37,500
	2014	180,000	36,000			216,000
Patrick Kullmann, COO	2013	25,000	0	0	0	25,000
	2014	170,000	34,000			204,000
Charles Farrahar, Former CFO	2013	22,917	0	0	0	22,917
	2014	110,000	22,000			132,000
Jeffery Wright, CFO	2013	0	0	0	0	0
	2014	110,000	0			110,000
Dennis Moon, VP	2013	25,000	0	0	0	25,000
	2014	120,000	24,000			144,000

On January 27, 2015, Charles Farrahar resigned from his position as Chief Financial Officer and Treasurer of the Company, and was replaced by Jeffery Wright. Mr. Farrahar will remain with the Company on a part-time basis as its Secretary.

Employment Agreements

From their first date of employment, the Company entered into Employment and Confidential Information and Inventions Assignment (“Confidentiality”) Agreements with each of its four officers. These agreements are identical with the exception of the salary amount in the Employment Agreement.

The Confidentiality Agreement, among other things, obligates each officer not to disclose Confidential Information (as defined in the Agreement) for a period of 5 years after their last date of employment. It commits the employee to assign any work product developed at MedoveX to the Company and assist with obtaining patents for that work as necessary. It contains a provision prohibiting employees from soliciting clients or hiring Company personnel for a period of 2 years after their separation.

The Employment Agreements are for a term of three years and define the compensation and benefits each employee will receive when they start employment. They also define the circumstances for and the effect on compensation and benefits under the following scenarios:

a.	Termination without cause

b.	Termination upon death or disability

c.	Termination by the Company for cause

d.	Termination by the employee for good reason, including material diminishment of position, demands to move or change in control of the Company

e.	Termination by the Company without cause, upon disability or by employee with good reason

f.	Termination for other reasons

If the Company terminates without cause or the employee terminates with good reason, the employee continues to collect his salary and benefits for 6 months after termination. The Employment Agreement also contains a non-compete clause prohibiting the employee from competing with the Company for 1 year after their separation.

The current annualized salaries of our executive officers are as follows:

Name & Position	Annual Salary
Jarrett Gorlin, CEO	$180,000
Patrick Kullmann, President & COO	$170,000
Jeffery Wright, CFO	$110,000
Dennis Moon, VP	$120,000

Director Compensation

There was no compensation paid to directors in 2013, but $30,000 of directors’ fees were incurred. The board established a policy of paying outside (non-employee) directors $5,000 per quarter for each full quarter of service. The board also voted to grant each outside director on the board at October 14, 2013 (6 persons at that time) a stock option to purchase 10,000 shares of common stock at an exercise price of $2.50 per share.

In 2014, outside directors (totaling 8 persons) were paid 140,000 in director’s fees, but no equity compensation was issued.

Outstanding Equity Awards at 2014 Fiscal Year-End

There were no equity awards granted to the named executive officers in 2013 or 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is presented for each person we know to be a beneficial owner of 5% or more of our securities, each of our directors and executive officers, and our officers and directors as a group.

The percentage of common equity beneficially owned is based upon 11,056,125 shares of Common Stock issued and outstanding as of March 25, 2015, under the assumption that all Streamline shareholders submit their transmittal letters to receive their proportional interest in shares of Medovex common stock.

The number of shares beneficially owned by each stockholder is determined under the rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to such securities.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sale or shared voting power or investment power.  Unless otherwise indicated, the address of all listed stockholders is c/o MEDOVEX, 3279 Hardee Avenue, Atlanta, Georgia 30341.  Unless otherwise indicated each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Number of Shares Beneficially Owned(1)		Percentage of common equity beneficially owned
Scott M.W. Haufe, M.D., Director	746,610	(2)(4)	6.8%
Renee Honig	575,000		5.2%
Jarrett Gorlin, Director and Officer	506,837	(3)	4.6%
Larry W. Papasan, Director	198,576	(4)	1.8%
John C. Thomas, Jr.	75,400		0.7%
Patrick Kullmann, Officer	204,519	(5)	1.8%
Jeffery Wright, Officer	12,500	(7)	--%
Major General C.A. “Lou” Hennies, Chairman	101,788	(4)	0.9%
James R. Andrews, M.D., Director	101,788	(4)	0.9%
Thomas E. Hills, Director	101,788	(4)	0.9%
Steve Gorlin, Director	329,462	(6)	3.0%
Randal R. Betz, M.D., Director	101,788	(4)	0.9%
John Blank	109,435		1.0%
Dennis Moon, Officer	193,576		1.7%
Officers and Directors as a Group (12 persons)	2,784,067		25.2%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.

(2)	Includes 532,335 shares held by Morgan Stanley Smith Barney custodian for Nicole Haufe Roth IRA and 209,275 shares held by Nicole Haufe. Mr. Haufe disclaims beneficial ownership of the shares.

(3)	Represents shares held by The Jarrett S. & Rebecca L. Gorlin Family Limited Partnership. Mr. Gorlin disclaims beneficial ownership of the shares.
(4)	Includes 5,000 shares pursuant to options exercisable within 60 days.

(5)	Includes 96,788 shares held by Pamela M.C. Kullmann. Mr. Kullmann disclaims beneficial ownership of Pamela M.C. Kullmann’s shares.
(6)	Includes 125,000 shares held by Mr. Gorlin's spouse, Deborah Gorlin. Mr. Gorlin disclaims beneficial ownership of Deborah Gorlin’s shares.
(7)	Includes 12,500 shares pursuant to options exercisable within 60 days.

Equity Compensation Plan Information

In October 2013, the Company adopted the 2013 Stock Incentive Plan (the “Plan”).  The Plan will also be submitted in due course for approval by our stockholders, to the extent required under federal tax laws or other applicable laws.

The Plan is intended to secure for us and our stockholders the benefits arising from ownership of our Common Stock by individuals we employ or retain who will be responsible for the future growth of the enterprise.  The Plan is also designed to help attract and retain superior personnel for positions of substantial responsibility, including advisory relationships where appropriate, and to provide individuals with an additional incentive to contribute to our success.  The “Administrator” of the Plan is the Compensation Committee of the Board; however, the Administrator may also delegate to one or more officers of the Company the authority to make most determinations otherwise reserved for decision by the Administrator.  Under the Plan, the Administrator has the flexibility to determine eligible participants and the type and amount of awards to grant to eligible participants.

The Administrator may make the following types of grants under the Plan, each of which will be an “Award”:

•	qualified incentive stock options (“QISOs”);

•	nonqualified stock options; and

•	awards of restricted stock and/or restricted stock units.

Our officers, key employees, directors, consultants and other independent contractors or agents who are responsible for or contribute to our management, growth or profitability will be eligible for selection by the Administrator to participate in the Plan, provided, however, that QISOs may be granted only to our employees.

We authorized and reserved for issuance under the Plan an aggregate of 1,150,000 shares of our Common Stock.  As of December 31, 2014, we have granted an aggregate of 60,000 options to purchase common stock at $2.50 per share to our outside directors.   If any of the awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 31, 2013, Debride entered into a Contribution and Royalty Agreement with Scott W. Haufe, M.D., a Director of the Company, pursuant to which agreement, Debride acquired all of Dr. Haufe’s right, title and ownership of U.S. Patent 8,167,879 B2, together with all of Dr. Haufe’s right, title and interest in and to the Debride intellectual property in exchange for shares of common stock of Debride.  The agreement provides that Dr. Haufe shall receive a royalty of one (1%) percent of Debride’s net sales during the life of the patent.

In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D., a director of the Company, whereby Dr. Andrews committed to further evaluate the Debride and to seek to make modifications and improvements to such technology.  In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of Debride’s net sales during the five (5) year term of the Co-Development Agreement. Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, then the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of Debride’s net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained.  Such one (1%) percent royalty shall continue during the effectiveness of such patent.  Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the Debride to the Company subject to the royalty rights described above.

Several directors of the Company or their family members participated in the 2013 private placement of shares of common stock of the Company at $2.50 per share on the same terms as non-affiliated stockholders.  In the aggregate, directors of the Company purchased 137,500 shares in the 2013 private placement. The resale of these shares are subject to a lock up.

The Company pays TAG Aviation (“TAG”), a company owned by CEO Jarrett Gorlin, for approximately 1,200 square feet of office space in Atlanta Georgia for executive office space at a rate of $1,800 per month plus related utilities. The rental rate is 90% of the amount billed to TAG Aviation by the owner of the property. The Company has also chartered aircraft from TAG Aviation. The total amount spent for chartered service with TAG Aviation was approximately $34,000 in 2013 and $33,000 in 2014. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Chief Executive Officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related person transaction;

●	the approximate dollar value of the amount involved in the related person transaction;

●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party; and

●	the purpose of, and the potential benefits to us of, the transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●
interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (iii) the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

●	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

We did not have a written policy regarding the review and approval of related person transactions. Nevertheless, with respect to such transactions, it was our policy for our board of directors to consider the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests. In addition, all related person transactions required prior approval, or later ratification, by our board of directors.

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Nevada law. In addition, we have entered into indemnification agreements with our directors.

Stock Option Grants to Executive Officers and Directors

In October 2013, the Company adopted the Plan, which will also be submitted in due course for approval by our stockholders, to the extent required under federal tax laws or other applicable laws.

We authorized and reserved for issuance under the Plan an aggregate of 1,150,000 shares of our Common Stock.  In October 2013, we granted an aggregate of 60,000 options to purchase common stock at $2.50 per share to our outside directors, and in January 2015 we granted an aggregate of 125,000 options to purchase common stock at $5.99 to employees and consultants.   If any of the Awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

Policies and Procedures for Approving Related Person Transactions

Our policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Exchange Act, is that the Company's audit committee reviews all such transactions. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was and is to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by the Company of a related party. The board of directors has adopted a written policy reflecting the policy and procedure identified above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) served as our independent auditors for the fiscal year ended December 31, 2013. On January 27, 2015, we dismissed Marcum, and Frazier & Deeter, LLP became our independent auditor. The following is a summary of the fees billed to the Company for professional accounting services rendered for the fiscal years ended December 31, 2014 and 2013.

	Fiscal Year 2014	Fiscal Year 2013
Audit fees – Marcum	$101,100	$36,000
Audit fees – Frazier & Deeter	$10,000
Tax fees – Frazier & Deeter	--	$5,000
Total	$110,100	$41,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

The Audit Committee pre–approved all audit–related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining Marcum’s independence.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms

The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent public accounting firm during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee's charter delegates to its Chair the authority to address any requests for pre-approval of services between audit committee meetings, and the Chair must report any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee's charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 15 of this Annual Report on Form 10-K:

(a)(3) Exhibits required by Item 601 of Regulation S-K.  The information required by this Section (a)(3) of Item 15 of this Annual Report of Form 10-K is set forth on the exhibit index that follows the Signatures page hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDOVEX CORP.
Date: March 31, 2015	By:	/s/ Jarrett Gorlin Jarrett Gorlin, Chief Executive Officer

Signature	Title	Date

/s/ Jarrett Gorlin	Chief Executive Officer, President and Director
Jarrett Gorlin	(Principal Executive Officer)	March 31, 2015

/s/ Jeffery Wright	Chief Financial Officer
Jeffery Wright	(Principal Financial and Accounting Officer)	March 31, 2015

/s/ Larry Papasan
Larry Papasan	Chairman of the Board of Directors	March 31, 2015

/s/ Clyde A. Hennies
Clyde A. Hennies	Director	March 31, 2015

/s/ Scott M.W. Haufe
Scott M.W. Haufe	Director	March 31, 2015

/s/ James R. Andrews
James R. Andrews	Director	March 31, 2015

/s/ Thomas E. Hills
Thomas E. Hills	Director	March 31, 2015

/s/ Randal R. Betz
Randal R. Betz	Director	March 31, 2015

/s/ Steve Gorlin
Steve Gorlin	Director	March 31, 2015

/s/ John Thomas
John Thomas	Director	March 31, 2015

 EXHIBIT INDEX

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 16, among MedoveX Corp. f/k/a SpineZ Corp. and Debride Inc. (1)
2.2	Agreement and Plan of Merger, dated March 9, 2015 among MedoveX Corp. and Streamline, Inc. (2)
3.1	Articles of Incorporation of Spinez Corp. (1)
3.2
Certificate of Amendment to the Articles of Incorporation of Spinez Corp. (changing the name of the company to MedoveX Corp. and Effecting the Reverse Split of the Outstanding Shares of MedoveX Corp.’s Common Stock).

3.3	Bylaws of MedoveX Corp. (1)
10.1	2013 Stock Incentive Plan. (1)
10.2	Employment Agreement between MedoveX Corp. and Jarrett Gorlin dated October 14, 2013. (1)
10.3	Employment Agreement between MedoveX Corp. and Patrick Kullmann dated October 14, 2013. (1)
10.4	Employment Agreement between MedoveX Corp. and Charlie Farrahar dated October 14, 2013. (1)
10.5	Employment Agreement between MedoveX Corp. and Dennis Moon dated November 11, 2013. (1)
10.6	Contribution and Royalty Agreement between MedoveX and Scott W. Haufe dated January 31, 2013. (1)
10.7	Co-Development Agreement between MedoveX Corp. and Dr. James Andrews dated September 30, 2013. (1)
10.8	Consulting Agreement between MedoveX Corp. and Robb Knie dated December 2, 2013. (1)
10.9	Engineering Services Agreement between MedoveX Corp. and Devicix, LLC dated November 25, 2013. (1)
10.10	Form of Indemnification Agreement. (1)
14	Business and Code of Ethics of MedoveX Corp. (1)
21.1	Subsidiaries of MedoveX Corp. *
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on December 9, 2014.
(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 11, 2015.
(*)	Filed herewith