Form 10-Q
period 2015-03-31
Medovex Corp.
filed 2015-05-14
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

MEDOVEX CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

3279 Hardee Avenue
Atlanta, Georgia	30341
(Address of Principal Executive Offices)	(Zip Code)

(844) 633-6839
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒No

As of May 8, 2015, 10,823,993 shares of the registrant’s common stock were outstanding.

   MEDOVEX CORP.

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to market, commercialize and achieve broader market acceptance for our products;

•	our ability to successfully expand, and achieve full productivity from, our sales, clinical support and marketing capabilities;

•	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our products; and

•	the estimates regarding the sufficiency of our cash resources or ability to maintain or grow sources of revenue.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should also refer to the section of our Annual report on Form 10-K entitled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$5,029,111	$6,684,576
Prepaid expenses	122,597	156,730
Inventory	1,878	--
Other	165	--
Total Current Assets	5,153,751	6,841,306
Property and Equipment, net	26,985	24,449
Patent acquired	10,499,832	--
Total Assets	$15,680,568	$6,865,755
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$561,274	$140,678
Accrued liabilities	239,136	219,429
Total Current Liabilities	800,410	360,107
Long-Term Liabilities
Notes Payable	259,938	--
Total Liabilities	1,060,348	360,107
Commitments
Stockholders' Equity
Preferred stock - $.001 par value: 500,000 shares
authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares
authorized, 9,381,175 and 9,172,480 shares issued and
outstanding at March 31, 2015 (unaudited) and December 31, 2014,
respectively	9,381	9,172
Additional paid-in capital	19,675,646	10,106,841
Accumulated deficit	(5,064,807)	(3,610,365)
Total Stockholders' Equity	14,620,220	6,505,648

Total Liabilities and Stockholders' Equity	$15,680,568	$6,865,755

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014

Revenues	$--	$--
Operating Expenses
General and administrative	1,149,723	424,628
Research and development	304,719	132,546
Total Operating Expenses	1,454,442	557,174
Net Loss	$(1,454,442)	$(557,174)

Basic and diluted net loss per common share	$(0.16)	$(0.07)
Basic and diluted weighted average common shares outstanding	9,381,175	7,781,175

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKEHOLDERS’ EQUITY

   For the three months ended March 31, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - December 31, 2014	9,172,480	$9,173	$10,106,841	$(3,610,365)	$6,505,649

Issuance of common stock to underwriters	208,695	208	1,083,928	--	1,084,136
Value of common stock to acquire Streamline on date of closing, $4.50 per share	--	--	8,437,500	--	8,437,500
Stock based compensation	--	--	47,377	--	47,377
Net loss				(1,454,442)	(1,454,442)
Balance - March 31, 2015	9,381,175	$9,381	$19,675,646	$(5,064,807)	$14,620,220

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(1,454,442)	$(557,174)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,485	293
Stock based compensation	47,377	7,500
Changes in operating assets and liabilities:
Prepaid expenses	34,133	951
Accounts payable	118,655	110,551
Accrued liabilities	13,691	19,720
Net Cash Used in Operating Activities	(1,239,101)	(418,159)
Cash Flows from Investing Activities
Acquisition of Streamline, Inc.	(1,496,478)	--
Expenditures for property and equipment	(4,022)	(1,370)
Net Cash Used in Investing Activities	(1,500,500)	(1,370)
Cash Flows from Financing Activities
Deferred initial public offering costs	--	(45,609)
Collection of Subscription Receivable	--	100,000
Proceeds from issuance of common stock from underwriters overallotment	1,084,136	--
Net Cash Provided by Financing Activities	1,084,136	54,391
Net Decrease in Cash	(1,655,465)	(365,138)
Cash - Beginning of period	6,684,576	2,606,075
Cash - End of period	$5,029,111	$2,240,937
Non-cash investing and financing activities
Issuance of common stock for acquisition of Streamline	$8,437,500	$--

See notes to consolidated financial statements

MEDOVEX CORP.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS MARCH 31, 2015 AND 2014

Note 1 - Organization and Significant Accounting Policies

Description of Business

MedoveX Corp. (the “Company” or “MedoveX”), was incorporated in Nevada on July 30, 2013 as SpineZ Corp. (“SpineZ”) and changed its name to MedoveX Corp. on March 20, 2014.  MedoveX is the parent company of Debride Inc. (“Debride”), which was incorporated under the laws of the State of Florida on October 1, 2012.

On September 3, 2013, Debride entered into an Agreement and Plan of Merger with SpineZ, a privately owned company with no operations (the “SpineZ Merger”). The SpineZ Merger was effectuated as a share exchange transaction in which the former stockholders of Debride exchanged each share that they owned of Debride for 1.936 shares of SpineZ.  As a result of the SpineZ Merger, the former owners of Debride became 53% majority owners of SpineZ.  The Company accounted for this transaction as a reverse merger and recapitalization of Debride into SpineZ. The Company is a development stage enterprise that has acquired a patent, patent applications and other intellectual property rights relating to the use, development, and commercialization of the DenerveX Device (“DenerveX”). DenerveX is a device that is intended to be used in the treatment of conditions resulting from the degeneration of joints in the spine that cause back pain.

In March 2014, SpineZ changed its legal name to MedoveX Corp. and effectuated a 1 for 2 reverse stock split. All share related amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect this reverse split.

On March 9, 2015, the Boards of Directors of MedoveX and Streamline, Inc., a Minnesota corporation (“Streamline”), approved an Agreement and Plan of Merger (the “Merger Agreement”). On March 24, 2015, Streamline shareholders approved the Merger Agreement and the transaction closed immediately thereafter. Under the Merger Agreement, STML Merger Sub, Inc. a wholly-owned subsidiary of MedoveX, merged with Streamline, and thus Streamline became a wholly-owned subsidiary of MedoveX. Streamline is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of MedoveX Corp. and its wholly-owned subsidiary, Streamline. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited interim results

The accompanying consolidated balance sheet as of March 31, 2015, consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2015 and the consolidated statements of operations and statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows as of March 31, 2015 and for the three months ended March 31, 2015 and 2014. The financial data and other information disclosed in the notes to the consolidated financial statements related to the three month periods are unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2014 and March 31, 2015 consists of funds deposited in checking accounts with commercial banks.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits. At December 31, 2014 and March 31, 2015, the Company had cash deposits that exceeded federally insured deposit limits. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification ASC 718 Compensation — Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014, and March 31, 2015 the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2015, the Company has not incurred any interest or penalties relating to uncertain tax positions.

Note 2 - Summary of Significant Accounting Policies (continued)

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share: 185,000 common stock options outstanding were considered anti-dilutive for the periods presented.

Business Combinations

The Company completed an acquisition on March 25, 2015. This transaction was recorded using guidelines provided by ASC 805, Business Combinations. Following these guidelines, the consideration paid by MedoveX for Streamline was measured on the date of acquisition. An independent valuation of Streamline was performed using the discounted cash flow method.  Based on the estimated value of Streamline, the consideration paid by MedoveX and the tangible assets of Streamline, Management determined that all of the intangible portion of the purchase price should be assigned to a technology based intangible asset called “Patent Acquired from Streamline”. There was no value assigned to goodwill, and no bargain purchase was applicable. This preliminary purchase price allocation is subject to material change pending the completion of the valuation of the assets and liabilities assumed. The Company expects the purchase price allocation to be finalized no later than within one year of the acquisition date.

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	March 31, 2015	December 31, 2014
Furniture and fixtures	5 years	$16,603	$16,015
Computers and software	3 years	15,020	11,587
		31,623	27,602
Less accumulated depreciation		(4,638)	(3,153)

Total		$26,985	$24,449

Depreciation expense amounted to $1,485 and $293 for the three months ended March 31, 2015 and 2014, respectively.

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

Note 5 - Equity Transactions

Founder’s Shares

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

Note 5 - Equity Transactions (continued)

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

Public Placement

On December 19, 2014, the Company completed its Initial Public Offering (“IPO”) of common stock by selling 1,391,305 units pursuant to SEC rule 424(b)(4). Each unit consists of one share of common stock and one warrant. The unit sold for $5.75, and the exercise price of the warrant is $6.90 per share. The units traded on the NASDAQ exchange under the ticker symbol MDVXU. On February 2, 2015, the unit ceased trading and the common stock (MDVX) and warrants (MDVXW) began trading separately. Net of transaction costs, the Company raised $6,731,783 in the IPO. On January 16, 2015, the underwriter exercised its entire 15% overallotment of shares, resulting in the issuance of an additional 208,695 shares of common stock and gross proceeds to us of $1,084,136, net of transaction costs.

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

The Company has the right, but not obligation, to repurchase any shares obtained through exercise of an option from terminated Plan participants. The Company has 90 days from the date of termination to exercise it’s repurchase right. The Company must pay the Fair Market Value (“FMV”) of the shares if the termination was for any reason other than for cause, or the option price (if less than FMV of the shares) if the termination is for cause. The FMV is determined by the Plan Administrator on the date of termination.

On January 27, 2015, the Board of Directors authorized the Company to issue options to purchase an aggregate of up to 125,000 shares of common stock to certain employees and consultants. The stock options vest as follows: 25% on date of grant and 25% on each of the next three anniversaries. The options are exercisable at a price of $5.99, which was equal to the market value on the date of the grant.

For the three months ended March 31, 2015 and 2014, the Company recognized $47,377 and $7,500, respectively, as compensation expense with respect to the stock options.

Stock Option Activity

As of March 31, 2015, there was approximately $740,985 of total unrecognized stock-based compensation related to time-based, non-vested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

Streamline Acquisition

Pursuant to the Merger Agreement approved by the Boards and MedoveX and Streamline on March 9, 2015, and subsequently approved by the Streamline Shareholders on March 25, 2015, 1,875,000 shares of common stock were reserved for issuance to Streamline shareholders who submit an executed transmittal letter to a paying agent.  The Company has not received any completed transmittal letters from Streamline shareholders as of March 31, 2015. Of these shares, 200,000 are being held in escrow until September 25, 2016, at which time they will be issued to Streamline shareholder in whole or in part depending on what claims, if any, are made against the escrow.  As of May 8, 2015, 1,442,818 shares have been issued pursuant to transmittal letters received after March 31, 2015. The closing price of the common stock on March 25, 2015 was $4.50 per share. Based on this price and cash consideration, the total amount of consideration to acquire Streamline was valued at $10,499,832.

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

On March 31, 2015, the Company engaged Laidlaw & Company Ltd. to provide financial advisory services over a one-year period at a fee of $125,000.  The fee is payable in quarterly installments of $31,250 beginning at the start of the advisory period and every three months thereafter until the plan effectively terminates on March 31, 2016 per the terms of the agreement.

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

CONTINGENT CONSIDERATION

Per the approved Agreement and Plan of Merger with Streamline, the Company is to issue 1,875,000 shares of MedoveX common stock.  The Company had not issued any stock by March 31, 2015 as the issuance is contingent upon receipt of a transmittal letter from each Streamline shareholder. As of May 8, 2015, 1,442,818 shares have been issued pursuant to transmittal letters received after March 31, 2015. While the assumption is each will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are issued. Additionally, 200,000 shares of MedoveX common stock will be held in escrow for up to 18 months after the consummation of the Merger to secure Streamline’s indemnification obligations under the Merger Agreement.  The terms of the Merger Agreement also required a commitment by MedoveX to supply a minimum of $750,000 in working capital to the Streamline subsidiary.

Material Purchase orders

On January 19, 2015 and February 24, 2015, the Company submitted material purchase orders to Nortech Systems in the amount of $202,161 and $206,850, respectively, related to the build of the DenerveX device.

Note 7 - Income Taxes

For the period from February 1, 2013 (inception) to March 31, 2015, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2014 and March 31, 2015, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota.  There are no uncertain tax positions at December 31, 2014 or March 31, 2015. The Company has not undergone any tax examinations since inception and is therefore not subject to examination by any applicable tax authorities.

Note 8 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Gorlin.  The Company believes that such aircraft charter is on terms no less favorable than it would receive from a third party. No general aviation expenses were paid to TAG for the three months ended March 31, 2014, and March 31, 2015.

Operating Lease

As described in Note 6, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities.  Rent payments under this arrangement are $1,800 per month. Rent expense and utility costs paid to TAG Aviation amounted to $7,899 and $7,926 for the three months ended March 31, 2014 and March 31, 2015, respectively. The Company believes that such rental arrangements are on terms no less favorable than it would receive from a third party.

Consulting Expense

On December 2, 2013, the Company engaged a founding stockholder who owns 375,000 shares of its common stock to provide the Company with business development advisory services. Fees under this arrangement include a $45,000 up-front payment that is non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement. This arrangement is cancelable by either party upon 30 days’ notice.  On January 1, 2015, this consulting agreement was modified to increase the monthly compensation to $35,000 through December 2015. The Company paid $30,000 and $105,000 for the three months ended March 31, 2014 and March 31, 2015, respectively, under this new arrangement.

Note 9 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis Minnesota based FDA registered contract manufacturer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. The development work commenced in December 2013. The total estimated cost of this work is $960,000; however, the terms of the proposal allow either the Company or the manufacturer to cancel the development work with 10-days’ notice. The Company incurred expenses of $114,305 and $156,341 for the three months ended March 31, 2014 and March 31, 2015, respectively, under the agreement, of which $18,496 was included in accounts payable as of March 31, 2015.

Devicix Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. In December 2014, the Company contracted with Bovie International to customize one of their existing electrocautery generators for use with the DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX System is obtained. The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates. The Company paid $18,675 for the three months ended March 31, 2015 to Bovie under this agreement.

Note 9 - Research and Development (continued)

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 830 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.  Actual work on development of the final units began in November 2014. On January 19, 2015 and February 24, 2015, the Company submitted material purchase orders to Nortech Systems in the amount of $202,161 and $206,850, respectively, related to the build of the DenerveX device.  The Company paid $0 and $87,083 to Nortech for the three months ended March 31, 2014 and March 31, 2015, respectively.

Note 10 – Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of $557,175 and $1,454,442 for the three months ended March 31, 2014 and March 31, 2015, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses. The Company does not anticipate this occurring within the next 12 months based on current product and operations.

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

Note 11 - Subsequent Events

On May 1, 2015 the Company entered into a one year marketing agreement with Hill-Rom Company, Inc., (“HRC”) a corporation incorporated under the laws of the state of Indiana, who manufactures and distributes a portfolio of acute care beds and other hospital equipment.  Per the terms of the agreement, HRC will provide marketing support and referrals with respect to the MedoveX Streamline IV Suspension System (IV Poles), the patented product acquired in the Streamline acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

Overview

MedoveX Corp. (the “Company”) was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride, which was incorporated under the laws of Florida on October 1, 2012, but did not commence operations until February 1, 2013.  Spinez Corp. changed its name to MedoveX Corp. and effected a 2-for-1 reverse split of its stock in March, 2014.

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

DenerveX

Our first acquisition was the DenerveX device.  We believe that the DenerveX device can be developed to encompass a number of medical applications, including pain relief.

The Company acquired the DenerveX patent on January 31, 2013 from Scott Haufe, M.D., a director of the Company, in exchange for 750,108 shares of common stock in the Company and a 1% royalty on all sales of any product sold based on the patent. In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D. (“Dr. Andrews”), a director of the Company, whereby Dr. Andrews committed to further evaluate the DenerveX device and to seek to make modifications and improvements to such technology.  In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of the DenerveX net sales during the five (5) year term of the Co-Development Agreement. Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, then the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of DenerveX net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained.  Such one (1%) percent royalty shall continue during the effectiveness of such patent.  Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the DenerveX to the Company subject to the royalty rights described above.

Our intention is to market the product as a disposable, single-use kit which will include all components of the DenerveX product. In addition to the DenerveX device itself, we are developing a dedicated Electro Surgical Generator to power the DenerveX device. The generator would be provided to customers agreeing to purchase the DenerveX device, and could not be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. From inception through March 31, 2015, we have paid approximately $820,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 830 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. From inception through March 31, 2015, we have paid approximately $100,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. From inception through March 31, 2015, we have paid approximately $125,000 to Bovie towards the $295,000 total.

IV Suspension System

On March 25, 2015, we acquired Streamline, Inc. (“Streamline”) in exchange for the issuance of 1,875,000 shares of our common stock (200,000 shares of which will be held in escrow for 18 months from March 25, 2015) and approximately $1,325,000 of cash, which has been sent to the paying agent for distribution to Streamline shareholders. We are in the process of auditing the financial statements of Streamline and intend to file such financial statements within the time period prescribed by the Securities Exchange Act of 1934.  The cash and share consideration is being issued to the Streamline shareholders as completed transmittal letters are received from each shareholder.  The terms of our agreement also required a commitment to supply a minimum of $750,000 in working capital to Streamline, which is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field.

As part of the Company’s acquisition of Streamline, it acquired patent rights to Streamline’s IV Suspension System (“ISS”).  The product has already been manufactured at a contract facility in North Dakota and requires no regulatory approval for sale. The ISS is a system designed to allow the transportation of IV poles secured to hospital beds such that one person could move a patient without fear of separating the IV pole from the patient during transport.

While there are several “bed and boom” transfer systems on the market, we are not aware of any that take the Streamline patented approach to addressing IV pole transportation. Nevertheless, other bed transportation products have been on the market longer and have larger organizations marketing their products. The hospital market in general is highly competitive, and introducing any new product is difficult and time consuming.  We intend, although there can be no assurance, to enter into a marketing agreement with Hill-Rom Company, Inc., (“HRC”), a leading hospital bed manufacturer, to market the ISS as an option with its hospital beds, and pursue other marketing opportunities for the product.

Critical Accounting Policies

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

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

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

General and Administrative Expenses

Beginning in October 2013, the Company hired full time management, began sourcing vendors, retained consultants and commenced other activities consistent with a new operation. Prior to that time, most activity focused on the Company’s initial capital raise under Regulation D of the Securities Act of 1933 and in securing its initial product applications.  For three months ended March 31, 2015 and 2014, the Company has paid approximately $260,000 and $159,000, respectively, in personnel costs.

For the three months ended March 31, 2015 and 2014, the Company paid approximately $607,000 and $228,000, respectively, in professional fees. For the three months ended March 31, 2015 and 2014, the Company paid approximately $64,000 and $26,000, respectively, in travel expenses.  We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, commercialization of our product candidate and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.  Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Total operating expenses increased approximately $897,000, or 160%, to approximately $1.5 million for the three months ended March 31, 2015, as compared to approximately $560,000 for the three months ended March 31, 2014.  The increase in expenses as compared to the prior year is due primarily to increased product development costs associated with the DenerveX device as well as additional costs incurred related to being a public entity.

Liquidity and Capital Resources

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

Working Capital

	March 31,	December 31,
	2015	2014
Current Assets	$5,150,000	$6,800,000
Current Liabilities	800,000	360,000
Working Capital	$4,350,000	$6,440,000

Cash Flows

Cash activity for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(1,239,000)	$(418,000)
Cash used in investing activities	(1,500,000)	(1,000)
Cash provided by financing activities	1,084,000	54,000
Net decrease in cash and cash equivalents	$(1,655,000)	$(365,000)

For the three months ended March 31, 2015 and 2014, the Company has used approximately $1,239,000, and $418,000, respectively, for operating activities. For the three months ended March 31, 2015, net cash from the sale of common stock was approximately $1,084,000. As of March 31, 2015, the Company had approximately $5,029,000 of cash on hand.

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

To the extent our available cash and cash equivalents are insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds from the sale of equity or debt securities or through a credit facility, or we will need to modify our current business plan. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to our current stockholders.

Going Concern

Since our inception, we have incurred losses and anticipate that we will continue to incur losses in the foreseeable future. We expect our research and development, general and administrative and eventually sales and marketing expenses will grow and, as a result, we will need to generate significant net sales to achieve profitability.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2014. The presence of the going concern explanatory paragraph may suggest that we may not have sufficient liquidity or minimum cash levels to operate the business for the remainder of the upcoming fiscal year.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A.     RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 25, 2015, we acquired Streamline and committed to issue an aggregate of 1,875,000 shares of common stock as partial consideration for this company. The closing price of our common stock on that date was $4.50 per share.

These securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) under the Securities Act.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.        OTHER INFORMATION.
Not applicable.
ITEM 6.         EXHIBITS.
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2015

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Filed herewith.

**
This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.