Form 10-Q
period 2015-06-30
Medovex Corp.
filed 2015-08-14
CIK 1591165

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
☐ Yes ☒No

As of August 12, 2015, 10,824,742 shares of the registrant’s common stock were outstanding.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$3,218,721	$6,684,576
Prepaid expenses	129,796	156,730
Inventory	1,878	--
Other	165	--
Total Current Assets	3,350,560	6,841,306
Property and Equipment, net of accumulated depreciation	26,571	24,450
Patent acquired from Streamline, Inc.	10,155,645	--
Total Assets	$13,532,776	$6,865,756
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$158,339	$140,678
Accrued liabilities	311,218	219,429
Total Current Liabilities	469,557	360,107
Long-Term Liabilities
Notes Payable	250,580	--
Total Long-Term Liabilities	250,580	--
Total Liabilities	720,137	360,107
Stockholders' Equity
Preferred stock - $.001 par value: 500,000 shares
authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares
authorized, 11,256,175 and 9,172,480 shares issued at June 30, 2015 and December 31, 2014, respectively, 11,230,027 and 9,172,480 shares outstanding at June 30, 2015 and December
31, 2014, respectively	11,256	9,173
Additional paid-in capital	19,729,755	10,106,841
Accumulated deficit during the development stage	(6,928,372)	(3,610,365)
Total Stockholders' Equity	12,812,639	6,505,649
Total Liabilities and Stockholders' Equity	$13,532,776	$6,865,756

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$--	$--	$--	$--
Operating Expenses
General and administrative	1,532,801	485,502	2,684,482	910,131
Research and development	328,023	214,604	633,525	347,150
Total Operating Expenses	1,860,824	700,106	3,318,007	1,257,281

Net Loss	$(1,860,824)	$(700,106)	$(3,318,007)	$(1,257,281)

Basic and diluted net loss per common share	$(0.19)	$(0.09)	$(0.34)	$(0.16)
Basic and diluted weighted average common shares outstanding	10,006,175	7,781,175	9,693,675	7,781,175

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKEHOLDERS’ EQUITY
For the six months ended June 30, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - December 31, 2014	9,172,480	$9,173	$10,106,841	$(3,610,365)	$6,505,649
Issuance of common stock to underwriters.	208,695	208	1,083,928	--	1,084,136
Value of common stock to acquire Streamline on date of closing at $4.50 per share	1,875,000	1,875	8,435,625	--	8,437,500
Stock based compensation	--	--	103,361	--	103,361
Net loss	--	--	--	(3,318,007)	(3,318,007)
Balance - June 30, 2015	11,256,175	$11,256	$19,729,755	$(6,928,372)	$12,812,639

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(3,318,007)	$(1,257,281)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,184	679
Stock based compensation	103,361	18,072
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses	26,934	1,815
Accounts payable	(284,279)	66,972
Accrued liabilities	85,771	41,959
Net Cash Used in Operating Activities	(3,383,036)	(1,127,784)
Cash Flows from Investing Activities
Acquisition of Streamline, Inc., net of cash received	(1,152,292)	--
Expenditures for property and equipment	(5,305)	(4,340)
Net Cash Used in Investing Activities	(1,157,597)	(4,340)
Cash Flows from Financing Activities
Principal payments under note payable obligation	(9,358)	--
Deferred initial public offering costs	--	(123,141)
Collection of subscription receivable	--	100,000
Proceeds from issuance of common stock from underwriter’s overallotment	1,084,136	--
Net Cash Provided by Financing Activities	1,074,778	(23,141)
Net Decrease in Cash	(3,465,855)	(1,155,265)
Cash - Beginning of period	6,684,576	2,606,075
Cash - End of period	$3,218,721	$1,450,810
Non-cash investing and financing activities
Issuance of common stock for acquisition of Streamline	$8,437,500	$--

See notes to consolidated financial statements

MEDOVEX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Unaudited interim results

The accompanying consolidated balance sheet as of June 30, 2015, consolidated statements of operations for the three and six months ended June 30, 2014 and 2015, statements of changes in stockholders’ equity for the six months ended June 30, 2015 and the statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and six months ended June 30, 2015. The financial data and other information disclosed in the notes to the consolidated financial statements related to the three and six month periods are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2014 and June 30, 2015 consists of funds deposited in checking accounts with commercial banks.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits. At December 31, 2014 and June 30, 2015, the Company had cash deposits that exceeded federally insured deposit limits. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

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

Advertising

The Company expenses all advertising costs as incurred.  No advertising costs were incurred for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015, advertising costs were approximately $7,000 and $11,000, respectively.

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

The standard under ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014, and June 30, 2015 the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2015, the Company has not incurred any interest or penalties relating to uncertain tax positions.

Note 2 - Summary of Significant Accounting Policies (continued)

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share: 235,000 common stock options outstanding were considered anti-dilutive for the periods presented.

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

Inventory

Inventory consists of finished goods units for sale of the Streamline IV Suspension System (IV Poles). Inventory is valued at the lower of cost or market, using the first–in, first-out (FIFO) method. The Company does not believe any inventory reserve is required as of June 30, 2015.

intangible assets

The Company does not amortize intangible assets with indefinite useful lives. Such assets are required to be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests in the fourth quarter of each year.

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	June 30, 2015	December 31, 2014
Furniture and fixtures	5 years	$17,888	$16,016
Computers and software	3 years	15,020	11,587
		32,908	27,602
Less accumulated depreciation		(6,337)	(3,153)

Total		$26,571	$24,450

Depreciation expense amounted to $1,700 and $3,184, respectively, for the three and six months ended June 30, 2015.  Depreciation expense amounted to $386 and $679, respectively, for the three and six months ended June 30, 2014.

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

Note 5– Acquisitions

On March 25, 2015, the Company acquired Streamline Inc. pursuant to an Agreement and Plan of Merger dated March 9, 2015.  As a result of this transaction, Streamline, Inc. is now a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Merger, the Company paid $1,397,466 cash and 1,875,000 shares of common stock. Streamline is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field.

Per the approved Agreement and Plan of Merger with Streamline, the Company is to issue an aggregate of 1,875,000 shares of MedoveX common stock upon receipt of a transmittal letter from each Streamline shareholder. As of June 30, 2015, the Company had received transmittal letters from Streamline shareholders representing 1,648,852 shares of MedoveX common stock. While the assumption is the remaining shareholders will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are issued. Additionally, 200,000 shares of MedoveX common stock are being held in escrow until September 25, 2016 to secure Streamline’s indemnification obligations under the Merger Agreement.  The terms of the Merger Agreement also require a commitment by MedoveX to supply a minimum of $750,000 in working capital to the Streamline subsidiary, to fund the operations and product development of the Company as needed.  Of the $750,000 working capital commitment, approximately $178,000 and $189,000, respectively, has been spent for the three and six month periods ended June 30, 2015.

The closing price of the common stock on March 25, 2015 was $4.50 per share. Based on this price and cash consideration, the acquisition of Streamline was valued at $9,834,966.

The following is a summary of the preliminary allocation of the estimated fair value of Streamline.

Assets acquired
Cash	$245,174
Inventory	1,878
Other assets	165
Patent acquired from Streamline	10,155,645

Total assets acquired	10,330,396

Liabilities assumed
Accounts payable	301,940
Accrued liabilities	6,018
Notes Payable	259,938

Total	567,896

Net assets acquired	$9,834,966

During the three months ended June 30, 2015, the Company determined that approximately $344,000 of legal expenses paid as part of the Streamline acquisition agreement were incorrectly capitalized.  Consequently, an adjustment was made to reflect the recognition of this expense during the three months ended June 30, 2015.  The effect of this adjustment would have resulted in an approximately $344,000 increase to the Company’s overall net loss for the three months ended March 31, 2015, and a decrease to the investment in Streamline asset account by approximately $344,000 at March 31, 2015.

Below is the as adjusted effect on net income, in total and per share, for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Adjusted	Previously Reported
Net Loss	$(1,798,630)	$(1,454,442)
Basic and diluted net loss per common share	$(0.19)	$(0.16)
Basic and diluted weighted average common shares outstanding	9,381,175	9,381,175

Note 5 – Acquisitions (Continued)

Below is the as adjusted effect of the adjustment on the balances of the investment in Streamline account and accumulated deficit as of March 31, 2015:

	For the period ended March 31, 2015
	As Adjusted	Previously Reported
Investment in Streamline	$10,155,645	$10,499,832
Accumulated deficit	$5,408,995	$5,064,807

The results of operations of Streamline are included in the consolidated statements of operations beginning from the acquisition date. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2015 had taken place on January 1, 2014 and 2015.  The unaudited condensed pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014	June 30, 2015	June 30,2015
Pro Forma Revenues	$-	$-	$-	$-
Pro Forma Net Loss	(783,608)	(1,423,810)	(2,080,505)	(3,532,273)

Loss per Share	$(0.09)	$(0.18)	$(0.21)	$(0.43)

Note 6 - Equity Transactions

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

Public Placement

On December 19, 2014, the Company completed its Initial Public Offering (“IPO”) of common stock by selling 1,391,305 units pursuant to SEC rule 424(b)(4). Each unit consists of one share of common stock and one warrant. The unit sold for $5.75, and the exercise price of the warrant is $6.90 per share. The units traded on the NASDAQ exchange under the ticker symbol MDVXU. On February 2, 2015, the unit ceased trading and the common stock (MDVX) and warrant (MDVXW) began trading separately. Net of transaction costs, the Company raised $6,731,783 in the IPO. On January 16, 2015, the underwriter exercised its entire 15% overallotment of shares, resulting in the issuance of an additional 208,695 shares of common stock and proceeds of $1,084,136, net of transaction costs.

Note 6 - Equity Transactions (continued)

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan
On October 14, 2013, the MedoveX Corp. Board of Directors approved the MedoveX Corp. 2013 Stock Incentive Plan (the “Plan”).  The Company may grant incentive stock options to employees and non-statutory stock options to employees, consultants, and directors for up to 1,150,000 shares of common stock. The stock options are exercisable at a price equal to the market value of the common stock on the date of the grant. The Plan gives full authority for granting options, determining the type of options granted, and determining the fair market value of the options to the Plan Administrator.

Stock-Based Compensation Plan (continued)

2013 Stock Option Incentive Plan (Continued)
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

On January 27, 2015 and May 8, 2015 the Board of Directors authorized the Company to issue options to purchase an aggregate of 125,000 and 50,000 shares, respectively, of common stock to certain employees and consultants. The stock options vest as follows: 25% on date of grant and 25% on each of the next three anniversaries. The options issued on January 27, 2015 and May 8, 2015 are exercisable at a price of $5.99 and $3.61, respectively, which is equal to the market value of the common stock on the date of the grant.

For the three and six months ended June 30, 2015, the Company recognized $55,984 and $103,361, respectively, as compensation expense with respect to the stock options.  For the three and six months ended June 30, 2014, the Company recognized $10,572 and $18,072, respectively, as compensation expense with respect to vesting stock options.

Stock Option Activity

As of June 30, 2015, there was approximately $581,000 of total unrecognized stock-based compensation related to time-based, non-vested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

Streamline Acquisition

Pursuant to the Merger Agreement approved by the Boards of MedoveX and Streamline on March 9, 2015, and subsequently approved by the Streamline Shareholders on March 25, 2015, an aggregate of 1,875,000 shares of common stock were reserved for issuance to Streamline shareholders who submit an executed transmittal letter to a paying agent. Of these shares, 200,000 are being held in escrow until September 25, 2016, at which time they will be issued to Streamline shareholders in whole or in part depending on what claims, if any, are made against the escrow.

Note 7 - Commitments

Operating Leases

Office Space
The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis.

Equipment
The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015.  The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.  Total lease expense for the three and six month periods ended June 30, 2015 was approximately $400.  Future minimum lease payments under this operating lease agreement are approximately as follows:

December 31, 2015	$1,800
December 31, 2016	$2,600
December 31, 2017	$2,600
December 31, 2018	$800

Note 7 – Commitments (continued)

Consulting Agreements

On December 2, 2013, the Company engaged one of its founding stockholders to provide business development consulting services over a one-year period at a fee of $10,000 per month. Effective January 1, 2015, this fee was increased to $35,000 per month. Either party can cancel this agreement upon 30 days’ notice.

Consulting Agreements (Continued)

On March 31, 2015, the Company engaged Laidlaw & Company Ltd. to provide financial advisory services over a one-year period at a fee of $125,000.  The fee is payable in quarterly installments of $31,250 beginning at the start of the advisory period and every three months thereafter. The plan terminates on March 31, 2016 per the terms of the agreement.

Employment Agreements

The Company entered into Employment Agreements with each of its four executive officers for aggregate compensation amounting to approximately $834,000 per annum, plus customary benefits. These employment agreements are for terms of three years and provide for the Company to pay six months of severance in the event of (i) the Company’s termination of an executive’s employment without cause, (ii) the resignation by an executive for good reason, (iii) a change in control of the Company, (iv) a material reduction in an executive’s duties, or (v) a requirement that an executive move their primary work location more than 50 miles.

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

Note 8 – Long Term Liabilities

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties.  Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%.  The Company had outstanding balances of approximately $0 and $251,000 at June, 2014 and June 30, 2015, respectively, related to the notes. The Company paid interest expense related to the notes in the amount of approximately $2,000 for the three and six months end June 30, 2015.  The Company did not pay any interest expense related to the notes for the three and six months ended June 30, 2014. The Company did not have any unpaid accrued interest at June 30, 2014 and 2015, respectively, related to the notes.

Note 9 - Income Taxes

For the period from February 1, 2013 (inception) to June 30, 2015, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2014 and June 30, 2015, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota.  There are no uncertain tax positions at December 31, 2014 or June 30, 2015. The Company has not undergone any tax examinations since inception.

Note 10 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Gorlin.  The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. The total amount of general aviation expense paid to TAG amounted to approximately $10,000 and $10,000, respectively, for the three and six months ended June 30, 2015. The total amount of general aviation expense paid to TAG amounted to approximately $0 and $11,000, respectively, for the three and six months ended June 30, 2014.

Operating Lease

As described in Note 7, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities.  Rent payments under this arrangement are $1,800 per month. Rent expense and utility costs paid to TAG Aviation amounted to approximately $6,900 and $14,000, respectively, for the three and six months ended June 30, 2015.  Rent expense and utility costs paid to TAG Aviation amounted to approximately $6,000 and $12,000, respectively, for the three and six months ended June 30, 2014.

Consulting Expense

On December 2, 2013, the Company engaged a founding stockholder who owns 375,000 shares of its common stock to provide the Company with business development advisory services. Fees under this arrangement include a $45,000 up-front payment that is non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement. This arrangement is cancelable by either party upon 30 days’ notice.  On January 1, 2015, this consulting agreement was modified to increase the monthly compensation to $35,000 through December 2015. The Company paid $105,000 and $210,000, respectively, for the three and six months ended June 30, 2015, under this new arrangement. The Company paid $30,000 and $60,000, respectively, for the three and six months ended June 30, 2014, under the arrangement.

Note 11 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract manufacturer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the manufacturer to cancel the development work with 10-days’ notice. The Company incurred expenses of approximately $80,000 and $236,000, respectively, for the three and six months ended June 30, 2015, of which approximately $13,500 was included in accounts payable as of June 30, 2015. The Company incurred expenses of approximately$161,000 and $275,000, respectively, for the three and six months ended June 30, 2014 under the agreement,

Bovie Generator Manufacturing Agreement

The DenerveX device requires a custom radiofrequency generator for power. In December 2014, the Company contracted with Bovie International to customize one of their existing radiofrequency generators for use with the DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX was obtained. The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates. The Company paid approximately $78,000 and $96,000, respectively, for the three and six months ended June 30, 2015 under this agreement.  The Company did not incur any expenses related to this agreement for three and six months ended June 30, 2014.

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 800 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.  Actual work on development of the final units began in November 2014. On January 19th, 2015 and February 24th, 2015, the Company submitted material purchase orders to Nortech Systems in the amount of $202,161 and $206,850, respectively, related to the build of the DenerveX device.  The Company paid approximately $86,000 and $173,000, respectively, to Nortech for the three and six months ended June 30, 2015.  The Company did not incur any expenses related to this agreement for the three and six months ended June 30, 2014.

Note 12– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $1,257,000 and $3,318,000 for the six months ended June 30, 2014 and June 30, 2015, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

To date, the Company’s sole source of funds has been from the issuance of equity. The Company was founded in February 2013 with an approximately $35,000 investment from founding shareholders in exchange for common stock. In August 2013, the Company merged with Spinez. The Spinez founders invested an additional $122,000 into the Company for common stock. In December 2013, a private placement of common stock was closed, netting approximately $3,157,000 for the Company. In December 2014, the Company raised approximately $6,732,000 net of expenses in a public offering of its common stock. In January 2015, the underwriter for the public offering exercised the overallotment of shares pursuant to the initial public offering, netting another $1,084,000.

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

Note 13 - Subsequent Events

Consulting Agreements

On July 1, 2015, the Company engaged Dirk Kemmstedt to provide sales, marketing and distribution consulting services over a six-month period for $55,000.  The fee is payable in monthly installments of $9,167 per month.

On July 1, 2015, the Company engaged Doug Pletcher to provide business planning and development consulting services over a one-year period at a fee of $100 per hour.  The fee is payable on a monthly basis.

Office Lease

On July 8, 2015, the Company entered into a commercial building lease agreement with Sugar Oak Kimball Royal, LLC.  The thirty-six month lease, having commenced on or about August 1, 2015 provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA.  Base annual rent is initially set at approximately $2,750 per month.  Total base rent payable over the lease period is $102,573.

ComDel Manufacturing, Development and Services Contract

On July 8, 2015, the Company entered into a manufacturing agreement with ComDel Innovation, Inc. (“ComDel”).  The terms of the service contract state ComDel is to manufacture, assemble and test the Company’s Streamline IV Suspension System (IV Poles), the patented product acquired in the Streamline acquisition, and to develop future product line extensions of the IV Suspension System.

European distribution agreement

On July 14, 2015, the Company and Technology Consult Berlin GmbH (“TCB”) entered into a non-exclusive distribution center agreement (the “Agreement”) pursuant to which TCB shall manage and coordinate the products which the Company exports to the European Union, including the Company’s patented DenerveX System.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

Overview

MedoveX Corp. (the “Company”) was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride, which was incorporated under the laws of Florida on October 1, 2012, but did not commence operations until February 1, 2013.  Spinez Corp. changed its name to MedoveX Corp. and effected a 1-for-2 reverse split of its stock in March, 2014.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through June 30, 2015, we have paid $904,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 800 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through June 30, 2015, we have paid $189,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through June 30, 2015, we have paid $202,000 to Bovie towards the $295,000 total.

IV Suspension System

On March 25, 2015, we acquired Streamline, Inc. (“Streamline”) in exchange for the issuance of an aggregate of 1,875,000 shares of our common stock (200,000 shares of which will be held in escrow for 18 months from March 25, 2015) and approximately $1,397,000 of cash, which has been sent to the paying agent for distribution to Streamline shareholders. As of June 30, 2015, the Company had received transmittal letters from Streamline shareholders representing 1,648,852 shares of MedoveX common stock. While the assumption is the remaining shareholders will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are delivered. As prescribed by the Securities Exchange Act of 1934, the Company’s independent auditors have completed the audits of the financial statements of Streamline as of and for the year ended December 31, 2014 and 2013. Streamlines financial statements were filed with the Securities and Exchange Commission on June 10, 2015. The terms of our agreement with Streamline also required a commitment to supply a minimum of $750,000 in working capital to Streamline, which is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field.

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

General and Administrative Expenses

Beginning in October 2013, the Company hired full time management, began sourcing vendors, retained consultants and commenced other activities consistent with a new operation. Prior to that time, most activity focused on the Company’s initial capital raise under Regulation D of the Securities Act of 1933 and in securing its initial product applications. For the three and six months ended June 30, 2015, the Company paid approximately $360,000 and $618,000, respectively, in personnel costs.  For the three and six months ended June 30, 2014, the Company paid approximately $180,000 and $339,000, respectively, in personnel costs.

For the three and six months ended June 30, 2015, the Company paid approximately $850,000 and $1,291,000, respectively, in professional fees, of which approximately $390,000 were Streamline acquisition-related legal expenses. For the three and six months ended June 30, 2014, the Company paid approximately $286,000 and $513,000, respectively, in professional fees. For the three and six months ended June 30, 2015, the Company paid approximately $103,000 and $167,000, respectively, in travel expenses.  For the three and six months ended June 30, 2014, the Company paid approximately $41,000 and $67,000, respectively, in travel expenses. Our general and administrative expenses have increased to support continued research and development activities, commercialization of our product candidate as well as overall increased costs of operating as a public company. These increases have included increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we’ve incurred costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Total operating expenses increased approximately $1,100,000, or 167%, to approximately $1.8 million for the three months ended June 30, 2015, as compared to approximately $700,000 for the three months ended June 30, 2014. Total operating expenses increased approximately $2,000,000, or 154%, to approximately $3.3 million for the six months ended June 30, 2015, as compared to approximately $1,300,000 for the six months ended June 30, 2014. The increase in expenses as compared to the prior year is due primarily to increased product development costs associated with the DenerveX device, additional costs incurred related to being a public entity as well as costs associated with the acquisition and operation of Streamline.

Liquidity and Capital Resources

Sources of Liquidity

To date our operations have been funded with both the private sale of common stock and an initial public offering of common stock.  Net of transaction costs, we raised approximately $6,732,000 in the initial public offering in December 2014, and approximately $1,084,000 from the exercise of the underwriter’s overallotment in January 2015.  Since we believe that the likelihood of obtaining traditional debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock.

Working Capital

	June 30,	December 31,
	2015	2014
Current Assets	$3,400,000	$6,800,000
Current Liabilities	470,000	360,000
Working Capital	$2,930,000	$6,440,000

Cash Flows

Cash activity for the six months ended June, 2015 and 2014 is summarized as follows:

	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(3,400,000)	$(1,100,000)
Cash used in investing activities	(1,200,000)	(4,000)
Cash provided by financing activities	1,100,000	23,000
Net increase in cash and cash equivalents	$(3,500,000)	$(1,081,000)

For the six months ended June 30, 2015 and 2014, the Company has used approximately $3,400,000, and $1,100,000, respectively, for operating activities. For the six months ended June 30, 2015, net cash from the sale of common stock pursuant to the exercise of the underwriters’ overallotment options was approximately $1,084,000. As of June 30, 2015, the Company had approximately $3,200,000 of cash on hand.

Funding Requirements

We anticipate our cash expenditures will increase as we develop the DenerveX product, especially if the FDA requires a de novo regulatory path, as opposed to 510(k) approval. We also anticipate an increase in cash expenditures for funding the working capital needs of the ISS as we pursue introducing this product into the marketplace.

To the extent our available cash is insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds from the sale of equity or debt securities or through a credit facility, or we will need to modify our current business plan. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to our current stockholders.

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2013 and 2014. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.   Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our products can generate enough revenue to offset our research and development, general and administrative and sales and marketing expenses. We do not believe this will occur in the next 12 months, and as such we will have to raise additional capital in the form of equity, as it is highly unlikely we would be able to borrow money at this stage of company development.  Management is exploring several options to raise additional equity capital. We intend to select one of those options this year, although there can be no assurance the Company will be successful in its fund raising efforts.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

Date: August 13, 2015

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***
This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.