Form 10-Q
period 2015-09-30
Medovex Corp.
filed 2015-11-13
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

☐ Yes ☒No

As of November 10, 2015, 11,250,064 shares of the registrant’s common stock were outstanding.

MEDOVEX CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to market, commercialize and achieve broader market acceptance for our products;

•	our ability to successfully expand, and achieve full productivity from, our sales, clinical support and marketing capabilities;

•	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our products; and

•	the estimates regarding the sufficiency of our cash resources, our ability to obtain additional capital or our ability to maintain or grow sources of revenue.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,771,426	$6,684,576
Prepaid expenses	117,297	156,730
Inventory	1,878	--
Total Current Assets	1,890,601	6,841,306

Property and Equipment, net of accumulated depreciation	25,016	24,450
Deposits	2,751	--
Patent	10,155,645	--
Total Assets	$12,074,013	$6,865,756

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$118,775	$140,678
Accrued liabilities	276,547	219,429
Total Current Liabilities	395,322	360,107
Long-Term Liabilities
Notes Payable	236,738	--
Deferred Rent	197	--
Total Long-Term Liabilities	236,935	--
Total Liabilities	632,257	360,107
Stockholders' Equity

Preferred stock - $.001 par value: 500,000 shares authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares authorized, 11,256,175 and 9,172,480 shares issued at September 30, 2015 and December 31, 2014, respectively, 11,039,518 and 9,172,480 shares outstanding at September 30, 2015 and December 31, 2014, respectively	11,256	9,173
Additional paid-in capital	19,805,517	10,106,841
Accumulated deficit during the development stage	(8,375,017)	(3,610,365)
Total Stockholders' Equity	11,441,756	6,505,649
Total Liabilities and Stockholders' Equity	$12,074,013	$6,865,756

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	1,197,505	374,344	3,881,987	1,284,474
Research and development	249,140	202,570	882,665	549,721
Total Operating Expenses	1,446,645	576,914	4,764,652	1,834,195

Net Loss	$(1,446,645)	$(576,914)	$(4,764,652)	$(1,834,195)

Basic and diluted net loss per common share	$(0.13)	$(0.07)	$(0.47)	$(0.24)
Basic and diluted weighted average common shares outstanding	11,256,175	7,781,175	10,214,508	7,781,175

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKEHOLDERS’ EQUITY
For the nine months ended September 30, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - December 31, 2014	$9,172,480	$9,173	$10,106,841	$(3,610,365)	6,505,649
Issuance of common stock to underwriters	208,695	208	1,083,928	-	1,084,136
Value of common stock to acquire Streamline on date of closing at $4.50 per share	1,875,000	1,875	8,435,625	-	8,437,500
Stock based compensation	-	-	179,123	-	179,123
Net loss	-	-	-	(4,764,652)	(4,764,652)
Balance - September 30, 2015	$11,256,175	$11,256	$19,805,517	$(8,375,017)	$11,441,756

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(4,764,652	$(1,834,194

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,739	1,340
Stock based compensation	179,123	26,023
Straight-line rent adjustment	197	--
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses	39,434	2,677
Accounts payable	(323,843	51,358
Accrued liabilities	51,100	52,274
Net Cash Used in Operating Activities	(4,813,902	(1,700,522
Cash Flows from Investing Activities
Acquisition of Streamline, Inc., net of cash received	(1,152,292	--
Deposits	(2,586	--
Expenditures for property and equipment	(5,306	(11,207
Net Cash Used in Investing Activities	(1,160,184	(11,207
Cash Flows from Financing Activities
Principal payments under note payable obligation	(23,200	--
Deferred initial public offering costs	--	(226,435
Collection of subscription receivable	--	100,000
Proceeds from issuance of common stock from underwriter’s overallotment	1,084,136	--
Net Cash Provided by (Used in) Financing Activities	1,060,936	(126,435
Net Decrease in Cash	(4,913,150	(1,838,164
Cash - Beginning of period
Cash - End of period	$1,771,426	$767,911
Non-cash investing and financing activities
Issuance of common stock for acquisition of Streamline	$8,437,500	$--

See notes to consolidated financial statements

MEDOVEX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Unaudited interim results

The accompanying consolidated balance sheet as of September 30, 2015, consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, statement of changes in stockholders’ equity for the nine months ended September 30, 2015 and the statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited.  The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. The financial data and other information disclosed in the notes to the consolidated financial statements related to the three and nine month periods are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2014 and September 30, 2015 consists of funds deposited in checking accounts with commercial banks.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits. At December 31, 2014 and September 30, 2015, the Company had cash deposits that exceeded federally insured deposit limits. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

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

Advertising

The Company expenses all advertising costs as incurred. For the three and nine months ended September 30, 2014, advertising costs were approximately $1,000. For the three and nine months ended September 30, 2015, advertising costs were approximately $17,000 and $29,000, respectively.

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

The standard under ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014, and September 30, 2015 the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2015, the Company has not incurred any interest or penalties relating to uncertain tax positions.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share. All granted common stock options outstanding were considered anti-dilutive for the periods presented.

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

Inventory

Inventory consists of finished goods units for sale of the Streamline IV Suspension System (IV Poles). Inventory is valued at the lower of cost or market, using the first–in, first-out (FIFO) method. The Company does not believe any inventory reserve is required as of September 30, 2015.

intangible assets

The Company does not amortize intangible assets with indefinite useful lives. Such assets are required to be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests in the fourth quarter of each year.

Leases

For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term. The lease term commences on the date that the Company takes possession of or controls the physical use of the property. Deferred rent is included in non-current liabilities on the consolidated balance sheet.

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	September 30, 2015	December 31, 2014
Furniture and fixtures	5 years	$17,888	$16,016
Computers and software	3 years	15,020	11,587
		32,908	27,603
Less accumulated depreciation		(7,892)	(3,153)

Total		$25,016	$24,450

Depreciation expense amounted to $1,721 and $4,739, respectively, for the three and nine months ended September 30, 2015.  Depreciation expense amounted to $661 and $1,340, respectively, for the three and nine months ended September 30, 2014.

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

Note 5– Acquisitions

On March 25, 2015, the Company acquired Streamline Inc. pursuant to an Agreement and Plan of Merger dated March 9, 2015.  As a result of this transaction, Streamline, Inc. is now a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Merger, the Company paid $1,397,466 cash and 1,875,000 shares of common stock. The Company incurred approximately $344,000 in acquisition related legal fees. Streamline is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field.

Per the approved Agreement and Plan of Merger with Streamline, the Company is to issue an aggregate of 1,875,000 shares of MedoveX common stock upon receipt of a transmittal letter from each Streamline shareholder. As of September 30, 2015, the Company had received transmittal letters from Streamline shareholders representing 1,665,509 shares of MedoveX common stock. While the assumption is the remaining shareholders will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are issued. Additionally, 200,000 shares of MedoveX common stock are being held in escrow until September 25, 2016 to secure Streamline’s indemnification obligations under the Merger Agreement.  The terms of the Merger Agreement also require a commitment by MedoveX to supply a minimum of $750,000 in working capital to the Streamline subsidiary, to fund the operations and product development of the Company as needed. Of the $750,000 working capital commitment, approximately $98,000 and $288,000, respectively, has been spent for the three and nine month periods ended September 30, 2015.

The closing price of the common stock on March 25, 2015 was $4.50 per share. Based on this price and cash consideration, the acquisition of Streamline was valued at $9,834,966.

The following is a summary of the preliminary allocation of the estimated fair value of Streamline.

Assets acquired
Cash	$245,174
Inventory	1,878
Other assets	165
Patent acquired from Streamline	10,155,645

Total assets acquired	10,402,862

Liabilities assumed
Accounts payable	301,940
Accrued liabilities	6,018
Notes Payable	259,938

Total	567,896

Net assets acquired	$9,834,966

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

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014	September 30, 2015	September 30,2015
Pro Forma Revenues	$-	$-	$-	$-
Pro Forma Net Loss	$(642,200)	$(2,070,310)	$(1,660,917)	$(4,978,918)

Loss per Share	$(0.07)	$(0.24)	$(0.15)	$(0.54)

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

On January 27, 2015, May 8, 2015 and August 11, 2015, the Board of Directors authorized the Company to issue options to purchase an aggregate of 125,000, 50,000, and 145,000 shares, respectively, of common stock to certain employees and consultants. The stock options vest as follows: 25% on date of grant and 25% on each of the next three anniversaries. The options issued on January 27, 2015, May 8, 2015 and August 11, 2015 are exercisable at a price of $5.99, $3.61 and $2.91, respectively, which is equal to the market value of the common stock on the date of the grant.

For the three and nine months ended September 30, 2015, the Company recognized $75,763 and $179,123, respectively, as compensation expense with respect to the stock options.  For the three and nine months ended September 30, 2014, the Company recognized $7,950 and $26,022, respectively, as compensation expense with respect to vesting stock options.

Stock Option Activity

As of September 30, 2015, there were 270,000 shares of time-based, non-vested restricted stock. As of September 30, 2015 there was approximately $800,000 of total unrecognized stock-based compensation related to these non-vested restricted shares. That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.95 years.

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

On July 8, 2015, the Company entered into a commercial building lease agreement with Sugar Oak Kimball Royal, LLC. The thirty-six month lease, having commenced on or about August 1, 2015 provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA.  Base annual rent is initially set at approximately $2,750 per month. Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:
December 31, 2015	$14,000
December 31, 2016	34,000
December 31, 2017	35,000
December 31, 2018	21,000
$104,000

Equipment
The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015.  The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.  Total lease expense for the three and nine month periods ended September 30, 2015 was approximately $1,200.  Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ended:
December 31, 2015	$1,800
December 31, 2016	2,600
December 31, 2017	2,600
December 31, 2018	800
$7,800

Consulting Agreements

On December 2, 2013, the Company engaged one of its founding stockholders to provide business development consulting services over a one-year period at a fee of $10,000 per month. Effective January 1, 2015, this fee was increased to $35,000 per month. Either party can cancel this agreement upon 30 days’ notice.

On March 31, 2015, the Company engaged Laidlaw & Company Ltd. to provide financial advisory services over a one-year period at a fee of $125,000.  The fee is payable in quarterly installments of $31,250 beginning at the start of the advisory period and every three months thereafter. The engagement terminates on March 31, 2016 per the terms of the agreement.

On July 1, 2015, the Company engaged Dirk Kemmstedt to provide sales, marketing and distribution consulting services over a six-month period for $55,000.  The fee is payable in monthly installments of $9,167 per month.

On July 1, 2015, the Company engaged Doug Pletcher to provide business planning and development consulting services over a one-year period at a fee of $100 per hour.  The fee is payable on a monthly basis based on hours incurred.

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

Material Purchase orders

For the three and nine months ended September 30, 2015, the Company had approximately $410,000 in outstanding purchase order obligations related to the build of the DenerveX device. The Company did not have any outstanding purchase order obligations for the three and nine months ended September 30, 2014.

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

Note 8 – Long Term Liabilities

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties.  Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%.  The Company had outstanding balances of approximately $0 and $237,000 at September, 2014 and September 30, 2015, respectively, related to the notes. The Company paid interest expense related to the notes for the three and nine months ended September 30, 2015 in the amount of approximately $3,000 and $5,000, respectively. The Company did not pay any interest expense related to the notes for the three and nine months ended September 30, 2014. The Company did not have any unpaid accrued interest at September 30, 2014 and 2015, respectively, related to the notes.

Note 9 - Income Taxes

For the period from February 1, 2013 (inception) to September 30, 2015, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2014 and September 30, 2015, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota.  There are no uncertain tax positions at December 31, 2014 or September 30, 2015. The Company has not undergone any tax examinations since inception.

Note 10 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin.  The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. The total amount of general aviation expense paid to TAG amounted to approximately $15,000 and $26,000, respectively, for the three and nine months ended September 30, 2015. The total amount of general aviation expense paid to TAG amounted to approximately $9,000 and $16,000, respectively, for the three and nine months ended September 30, 2014.

Operating Lease

As described in Note 7, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities.  Rent payments under this arrangement are $1,800 per month. Rent expense and utility costs paid to TAG Aviation amounted to approximately $7,000 and $21,000, respectively, for the three and nine months ended September 30, 2015. Rent expense and utility costs paid to TAG Aviation amounted to approximately $7,000 and $22,000, respectively, for the three and nine months ended September 30, 2014.

Consulting Expense

On December 2, 2013, the Company engaged a founding stockholder who owns 375,000 shares of its common stock to provide the Company with business development advisory services. Fees under this arrangement include a $45,000 up-front payment that is non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement. This arrangement is cancelable by either party upon 30 days’ notice.  On January 1, 2015, this consulting agreement was modified to increase the monthly compensation to $35,000 through December 2015. The Company paid $105,000 and $315,000, respectively, for the three and nine months ended September 30, 2015, under this new arrangement. The Company paid $30,000 and $80,000, respectively, for the three and nine months ended September 30, 2014, under the arrangement.

Note 11 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice. The Company incurred expenses of approximately $89,000 and $326,000, respectively, for the three and nine months ended September 30, 2015, of which approximately $4,000 was included in accounts payable as of September 30, 2015. The Company incurred expenses of approximately$125,000 and $400,000, respectively, for the three and nine months ended September 30, 2014 under the agreement.

Bovie Generator Manufacturing Agreement

The DenerveX device requires a custom radiofrequency generator for power. In December 2014, the Company contracted with Bovie International to customize one of their existing radiofrequency generators for use with the DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX was obtained. The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates. The Company paid approximately $85,000 and $181,000, respectively, for the three and nine months ended September 30, 2015 under this agreement. The Company did not incur any expenses related to this agreement for three and nine months ended September 30, 2014.

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 1,200 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.  Actual work on development of the final units began in November 2014. On January 19th, 2015 and February 24th, 2015, the Company submitted material purchase orders to Nortech Systems in the amount of $202,161 and $206,850, respectively, related to the build of the DenerveX device.  The Company paid approximately $37,000 and $210,000, respectively, to Nortech for the three and nine months ended September 30, 2015.  The Company did not incur any expenses related to this agreement for the three and nine months ended September 30, 2014.

Note 12– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $1,834,000 and $4,765,000 for the nine months ended September 30, 2014 and September 30, 2015, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

To date, the Company’s sole source of funds has been from the issuance of debt and equity. The Company was founded in February 2013 with an approximately $35,000 investment from founding shareholders in exchange for common stock. In August 2013, the Company merged with Spinez. The Spinez founders invested an additional $122,000 into the Company for common stock. In December 2013, a private placement of common stock was closed, netting approximately $3,157,000 for the Company. In December 2014, the Company raised approximately $6,732,000 net of expenses in a public offering of its common stock.

In January 2015, the underwriter for the public offering exercised the overallotment of shares pursuant to the initial public offering, netting another $1,084,000.

As discussed in Note 13, the Company raised $1,000,000 of convertible debt on November 9, 2015 from Steve Gorlin, a related party. A second transfer of $1,000,000 is due before March 1, 2016. Management believes this cash is sufficient to fund operations into the summer of 2016. The Company is exploring other fundraising options for 2016. However, if the Company is unable to raise sufficient financing, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 13 - Subsequent Events

Convertible promissory note

On November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a related party, for the principal amount of $2,000,000. The Company received $1,000,000 on November 9, 2015. Mr. Gorlin is obligated to transfer the other $1,000,000 by March 1, 2016. The note carries an interest rate of 5.5% and payments are due in quarterly installments beginning January 2016 and will continue until the outstanding principal is paid in full or converted into common stock, no later than the maturity date of November 9, 2017. The principal and all accrued but unpaid interest on the note are convertible into common stock of the Company at $2.00 per share. As additional incentive for making the loan, Mr. Gorlin received a warrant for 500,000 shares of common stock at an exercise price of $2.20 per share. This warrant expires on November 9, 2018. The closing price of the Company’s stock on the day prior to entering into the Agreement was $1.75 per share. Mr. Gorlin was granted piggyback registration rights with respect to the shares of commons stock issuable upon conversion of the Note and upon exercise of the warrants. The Company believes that such terms on the Note are no less favorable than it would receive from a third, unrelated party

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

DenerveX

Our first acquisition was the DenerveX device.  We believe that the DenerveX device can be developed for pain relief.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through September 30, 2015, we have paid approximately $993,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 1,200 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through September 30, 2015, we have paid approximately $226,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through September 30, 2015, we have paid approximately $291,000 to Bovie towards the $295,000 total.

In July 2015, we entered into a non-exclusive distribution center agreement with Technology Consult Berlin GmbH (“TCB”) pursuant to which TCB shall manage and coordinate the DenerveX products which the Company exports to the European Union.

Also in July 2015, we entered into an international distribution agreement with EDGE Medical, a company organized and located in the United Kingdom (the “UK”). EDGE Medical is expected to provide sales, marketing and distribution services for the various country hospitals throughout the UK for the launch of the DenerveX System.

We entered into three more international distribution agreements in August 2015. The first was with German based Aureus Medical for the distribution of its DenerveX System throughout Germany. Aureus Medical distributes spine and pain management solutions in the spine space. The second distribution agreement was with Turkey based MEDS Medikal Ltd. for the distribution of the DenerveX System throughout Turkey. MEDS Medikal Ltd. has been providing sales, marketing and distribution services in the spine surgery market space in Turkey since 1997, representing leading brands of the world. The third distribution agreement entered into in August 2015 was with Sydney based Medical Innovators Pty. Ltd. for the distribution of its DenerveX System throughout Australia and New Zealand. The agreement will expand the market for us by leveraging the Spine industry-leading marketing, sales, support and distribution power of Medical Innovators Pty. Ltd.

Also in August 2015, we entered into two medical advisory board agreements with European leading spine surgeons Dr. Martin Deeg and Dr. Karsten Ritter-Lang. Under the terms of the agreements, both doctors will leverage their expertise, experience and relationships in the spine treatment space, specifically the Facet Joint pain area by advising us on matters related to its technology and the area of Facet Joint pain therapies. They will also provide services to help introduce the DenerveX System to other leading physicians and medical professionals.

IV Suspension System

On March 25, 2015, we acquired Streamline, Inc. (“Streamline”) in exchange for the issuance of an aggregate of 1,875,000 shares of our common stock (200,000 shares of which will be held in escrow for 18 months from March 25, 2015) and approximately $1,397,000 of cash, which has been sent to the paying agent for distribution to Streamline shareholders. As of September 30, 2015, the Company had received transmittal letters from Streamline shareholders representing 1,648,852 shares of MedoveX common stock. While the assumption is the remaining shareholders will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are delivered. As prescribed by the Securities Exchange Act of 1934, the Company’s independent auditors have completed the audits of the financial statements of Streamline as of and for the year ended December 31, 2014 and 2013. Streamlines financial statements were filed with the Securities and Exchange Commission on June 10, 2015. The terms of our agreement with Streamline also required a commitment to supply a minimum of $750,000 in working capital to Streamline, which is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field.

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

On July 22, 2015, the Company entered into a Master Manufacturing, Development and Service Agreement with ComDel Innovation, Inc., of Wahpeton, ND. ComDel is a leading developer and manufacturer of medical devices and has an FDA certified ISO 13485 facility. The agreement provides for continued development and manufacturing of the ISS poles, as well as assisting in the development of future product line extensions in the safe patient treatment space.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses

Research and development expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We monitor levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

Beginning in October 2013, the Company hired full time management, began sourcing vendors, retained consultants and commenced other activities consistent with a new operation. Prior to that time, most activity focused on the Company’s initial capital raise under Regulation D of the Securities Act of 1933 and in securing its initial product applications. For the three and nine months ended September 30, 2015, the Company paid approximately $381,000 and $998,000 respectively, in personnel costs.  For the three and nine months ended September 30, 2014, the Company paid approximately $181,000 and $520,000, respectively, in personnel costs.

For the three and nine months ended September 30, 2015, the Company paid approximately $506,000 and $1,967,000, respectively, in professional fees, of which approximately $390,000 were Streamline acquisition-related legal expenses. For the three and nine months ended September 30, 2014, the Company paid approximately $221,000 and $737,000, respectively, in professional fees. For the three and nine months ended September 30, 2015, the Company paid approximately $76,000 and $243,000, respectively, in travel expenses.  For the three and nine months ended September 30, 2014, the Company paid approximately $23,000 and $89,000, respectively, in travel expenses. Our general and administrative expenses have increased to support continued research and development activities, commercialization of our product candidate as well as overall increased costs of operating as a public company. These increases have included increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we’ve incurred costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Total operating expenses increased approximately $869,000, or 147%, to approximately $1,447,000 for the three months ended September 30, 2015, as compared to approximately $577,000 for the three months ended September 30, 2014. Total operating expenses increased approximately $2,930,000, or 160%, to approximately $4,765,000 for the nine months ended September 30, 2015, as compared to approximately $1,834,000 for the nine months ended September 30, 2014. The increase in expenses as compared to the prior year is due primarily to increased product development costs associated with the DenerveX device, additional costs incurred related to being a public entity as well as costs associated with the acquisition and operation of Streamline.

Liquidity and Capital Resources

Sources of Liquidity

To date our operations have been funded with the issuance of debt and equity. On November 9, 2015, we issued a convertible promissory note to Steve Gorlin, a related party, for $1,000,000 received on November 9, 2015, with another $1,000,000 obligated prior to March 1, 2016. The note carries an interest rate of 5.5% and payments are due in quarterly installments beginning January 2016 and will continue until the outstanding principal is paid in full or converted into common stock, no later than the maturity date of November 9, 2017. The principal and all accrued but unpaid interest on the note are convertible into common stock of the Company at $2.00 per share. As additional incentive for making the loan, Mr. Gorlin received a warrant for 500,000 shares of common stock at an exercise price of $2.20 per share. This warrant expires on November 9, 2018. The closing price of the Company’s stock on the day prior to entering into the Agreement was $1.75 per share. The Company believes that such terms on the Note are no less favorable than it would receive from a third, unrelated party. The debt presented on our September 30, 2015 balance sheet stems from two promissory notes totaling $300,000 issued by Streamline prior to our acquisition of that entity in March 2015. Medovex assumed liability for the notes as part of the acquisition. Our equity funding stems from both the private sale of common stock and an initial public offering of common stock.  Net of transaction costs, we raised approximately $6,732,000 in the initial public offering in December 2014, and approximately $1,084,000 from the exercise of the underwriter’s overallotment in January 2015.  Since we believe that the likelihood of obtaining traditional debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock or some type of structured capital arrangement involving either equity or a combination of debt with an equity component.

Working Capital
	September 30,	December 31,
	2015	2014
Current Assets	$1,891,000	$6,800,000
Current Liabilities	395,000	360,000
Working Capital	$1,496,000	$6,440,000

Cash Flows

Cash activity for the nine months ended September, 2015 and 2014 is summarized as follows:

	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(4,814,000)	$(1,700,000)
Cash used in investing activities	(1,160,000)	(11,000)
Cash provided by (used in) financing activities	1,061,000	(126,000)
Net decrease in cash and cash equivalents	$(4,913,000)	$(1,837,000)

For the nine months ended September 30, 2015 and 2014, the Company has used approximately $4,814,000, and $1,700,000, respectively, for operating activities. For the nine months ended September 30, 2015, net cash from the sale of common stock pursuant to the exercise of the underwriters’ overallotment options was approximately $1,084,000. As of September 30, 2015, the Company had approximately $1,771,000 of cash on hand.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2013 and 2014. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.   Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our products can generate enough revenue to offset our research and development, general and administrative and sales and marketing expenses. We received $1,000,000 in exchange for convertible debt on November 9, 2015, with a commitment to receive another $1,000,000 by March 1, 2016. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our operational plans next year. There can be no assurance we will be successful in our operational plans. If our product sales do not occur in the amounts we anticipated, we could need additional funding later in 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company has long term contractual obligations for the convertible promissory note issued to Steve Gorlin, and for the two promissory notes issued to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund. Quarterly principal and interest payments due in conjunction with the convertible promissory note owed to Steve Gorlin will begin in January 2016. Both the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund notes were assumed in conjunction with the consummation of the Streamline acquisition on March 25, 2015, and require combined monthly payments of $5,661 into the third quarter of 2019. The Company has a commercial building lease agreement with Sugar Oak Kimball Royal, LLC for rent and utility costs for building space at a cost of approximately $3,000 per month through July 2018.

The Company does not have any other long term contractual obligations. The Company currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $1,800 per month, which it believes is at fair market value. The Company also has one consulting agreement with a monthly payment of $35,000 which either party can cancel with 30 days’ notice. We have employment agreements with each of our executive officers that commit us to a nine month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by 17 CFR 229.10(f)(1). Thus, under Item 305(a) of Regulation S-K, we are not required to provide information under this item.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding. None of our directors, officers or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by 17 CFR 229.10(f)(1). Thus, we are not required to provide information under this item.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.         EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
10.1	Promissory note issued on November 9, 2015 in favor of Steve Gorlin
10.2	Warrant issued on November 9, 2015 to Steve Gorlin
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

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