Form 10-Q/A
period 2015-09-30
Medovex Corp.
filed 2015-11-20
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, originally filed with the Securities and Exchange Commission (the "SEC") on November 13, 2015 (the "Original Filing"), solely for the purpose of correcting a typographical error in Exhibit 32.1, Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, which was previously furnished to the SEC with the Original Filing. Exhibit 32.1 furnished with the Original Filing inadvertently included a reference to June 30, 2015, rather than September 30, 2015. With this Amendment, we are hereby furnishing corrected Exhibit 32.1 and filing as Exhibits 31.1 and 31.2 the required certifications of our Chief Executive Officer and Chief Financial Officer, which have been re-executed as of the date hereof. We are also including with this Amendment the complete text of the Exhibit Index of the Original Filing as amended, and the exhibits identified as Exhibits 10.1 and 10.2 which were inadvertently omitted from the Original Filing.

This Amendment is limited in scope to the portions of the Original Filing discussed above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
10.1	Promissory note issued on November 9, 2015 in favor of Steve Gorlin*
10.2	Warrant issued on November 9, 2015 to Steve Gorlin*
101.INS	XBRL Instance Document ****
101.SCH	XBRL Taxonomy Extension Schema Document ****
101.CAL	XBRL Taxonomy Calculation Linkbase Document ****
101.LAB	XBRL Taxonomy Labels Linkbase Document ****
101.PRE	XBRL Taxonomy Presentation Linkbase Document ****
101.DEF	XBRL Definition Linkbase Document ****

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***
This certification is being furnished solely to accompany the Quarterly Report for the period ended September 30, 2015 pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

****	Previously filed with the Original Filing