Form 10-K/A
period 2014-12-31
Medovex Corp.
filed 2016-01-08
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Company is filing this Amended Form 10-K for the purpose of making changes to Item 9 Internal Controls and refiling the appropriate certifications.

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

In connection with the preparation of our audited financial statements for the year ended December 31, 2014, we concluded that a material weakness existed in internal control over financial reporting and our disclosure controls that render our disclosure controls and procedures ineffective. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.  Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

[Accordingly, we concluded that these material weaknesses resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls].  As a result of the material weaknesses described above, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Integrated Framework issued by COSO (2013 Framework).

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

MEDOVEX CORP.
Date: January 8, 2016	By:	/s/ Jarrett Gorlin Jarrett Gorlin, Chief Executive Officer

Signature	Title	Date

/s/ Jarrett Gorlin	Chief Executive Officer, President and Director
Jarrett Gorlin	(Principal Executive Officer)	January 8, 2016

/s/ Jeffery Wright	Chief Financial Officer
Jeffery Wright	(Principal Financial and Accounting Officer)	January 8, 2016

/s/ Larry Papasan
Larry Papasan	Chairman of the Board of Directors	January 8, 2016

/s/ Clyde A. Hennies
Clyde A. Hennies	Director	January 8, 2016

/s/ Scott M.W. Haufe
Scott M.W. Haufe	Director	January 8, 2016

/s/ James R. Andrews
James R. Andrews	Director	January 8, 2016

/s/ Thomas E. Hills
Thomas E. Hills	Director	January 8, 2016

/s/ Randal R. Betz
Randal R. Betz	Director	January 8, 2016

/s/ Steve Gorlin
Steve Gorlin	Director	January 8, 2016

/s/ John Thomas
John Thomas	Director	January 8, 2016

 EXHIBIT INDEX

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 16, among MedoveX Corp. f/k/a SpineZ Corp. and Debride Inc. (1)
2.2	Agreement and Plan of Merger, dated March 9, 2015 among MedoveX Corp. and Streamline, Inc. (2)
3.1	Articles of Incorporation of Spinez Corp. (1)
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