Form 10-K/A
period 2014-12-31
Medovex Corp.
filed 2016-02-17
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The Company is filing this Amended Form 10-K/A-2 for the purpose of making changes to Item 9 Internal Controls and refiling the appropriate certifications.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer (our “CEO”) and Principal Financial Officer (our "CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2014, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2014, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, or CEO and our CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2014, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that control deficiencies existed that constituted material weaknesses.  Specifically, our CFO currently performs all accounting relating functions.  In order to obtain proper segregation of accounting related duties, additional personnel will need to be hired and duties allocated so this material weakness can be corrected.

Subject to our ability to obtain additional financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the future that address these material weaknesses.

Accordingly, we concluded that these material weaknesses resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, our CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 Framework).

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

MEDOVEX CORP.
Date: February 17, 2016	By:	/s/ Jarrett Gorlin Jarrett Gorlin, Chief Executive Officer

Signature	Title	Date

/s/ Jarrett Gorlin	Chief Executive Officer, President and Director
Jarrett Gorlin	(Principal Executive Officer)	February 17, 2016

/s/ Jeffery Wright	Chief Financial Officer
Jeffery Wright	(Principal Financial and Accounting Officer)	February 17, 2016

/s/ Larry Papasan
Larry Papasan	Chairman of the Board of Directors	February 17, 2016

/s/ Clyde A. Hennies
Clyde A. Hennies	Director	February 17, 2016

/s/ Scott M.W. Haufe
Scott M.W. Haufe	Director	February 17, 2016

/s/ James R. Andrews
James R. Andrews	Director	February 17, 2016

/s/ Thomas E. Hills
Thomas E. Hills	Director	February 17, 2016

/s/ Randal R. Betz
Randal R. Betz	Director	February 17, 2016

/s/ Steve Gorlin
Steve Gorlin	Director	February 17, 2016

/s/ John Thomas
John Thomas	Director	February 17, 2016

 EXHIBIT INDEX

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 16, among MedoveX Corp. f/k/a SpineZ Corp. and Debride Inc. (1)
2.2	Agreement and Plan of Merger, dated March 9, 2015 among MedoveX Corp. and Streamline, Inc. (2)
3.1	Articles of Incorporation of Spinez Corp. (1)
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