Form 10-Q/A
period 2015-03-31
Medovex Corp.
filed 2016-02-17
CIK 1591165

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2 )

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

Our Chief Executive Officer (“CEO”) and our Principal Financial Officer who is our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) promulgated under the Exchange Act) as of March 31, 2015.  In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  As of March 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.  In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, we were determined that control deficiencies existed that constituted material weaknesses in that the Company had an ineffective separation of duties due to its limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q.  Accordingly, the Company believes, based on its knowledge that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

Date: February 17 ,  2016

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Filed herewith.

**
This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.