Form 10-Q/A
period 2015-09-30
Medovex Corp.
filed 2016-02-17
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 3)

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

Our Chief Executive Officer (“CEO”) and our Principal Financial Officer who is our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) promulgated under the Exchange Act) as of September 30, 2015.  In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  As of September 30, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.  In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, we were determined that control deficiencies existed that constituted material weaknesses in that the Company had an ineffective separation of duties due to its limited staff.

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