Form 10-K
period 2015-12-31
Medovex Corp.
filed 2016-04-14
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2015, was $44,687,015.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on April 12, 2016 was approximately $9,234,607.  Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 12, 2016, 11,256,175 shares of the registrant’s common stock were outstanding, including 207,972 shares committed to be issued pursuant to the Streamline, Inc. acquisition described herein.

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

The goal of the Company is to obtain, develop and commercialize various intellectual property rights (patents, patent applications, knowhow, etc.) in the medical technology area, with particular focus on the development of medical devices. We intend to leverage the extensive experience of our board of directors and management team in the medical industry to seek out product candidates for licensing, acquisition or development.  On March 11, 2015, we filed a Form 8-K to disclose that we entered into an agreement to acquire Streamline, Inc., and on March 25, 2015, we consummated the acquisition.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completion of the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through December 31, 2015, we have paid approximately $1,066,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based U.S. Food and Drug Administration (“FDA”) registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. Our agreement with Nortech includes agreed-upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2015, we have paid approximately $289,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop our Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through December 31, 2015, we have paid $287,000 to Bovie towards the $295,000 total.

Streamline, Inc. Merger

On March 9, 2015, the Board of Directors of Medovex and Streamline, Inc., a Minnesota corporation (“Streamline”), approved an Agreement and Plan of Merger (the “Merger Agreement”).
On March 24, 2015, Streamline shareholders approved the Merger Agreement and the transaction was closed immediately thereafter. Under the Merger Agreement, STML Merger Sub, Inc. a wholly-owned subsidiary of Medovex, merged into Streamline, after which Streamline became a wholly-owned subsidiary of Medovex. Streamline is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field. Medovex intends, although there can be no assurance, to enter into a marketing agreement with a leading hospital bed manufacturer to market Streamline’s patented IV Suspension System as an option with its hospital beds, and pursue other marketing opportunities for the product.  Our President and Chief Operating Officer, Patrick Kullmann, was formerly the Chief Executive Officer of Streamline.  However, Mr. Kullmann held no securities of Streamline.

All Streamline dilutive securities were either exercised or terminated prior to the closing, resulting in 4,709,491 shares of Streamline’s common stock outstanding immediately prior to closing. Net proceeds from these exercises (after statutory withholdings and certain transaction expenses) were included in the amount of cash available to Streamline stockholders. Each share of Streamline common stock may be exchanged by its holder for approximately $0.29 in cash and approximately 0.35 shares of Medovex common stock after submitting properly executed documents to a 3rd party paying agent. All Streamline holders have submitted the proper documents to the paying agent with the exception of 2 holders representing 2,596 shares of Medovex stock. Additionally, 200,000 shares of Medovex common stock is being held in escrow until September 24, 2016 to secure Streamline’s indemnification obligations under the Merger Agreement.

Assuming the remaining Streamline shareholders submit their documents,  this transaction resulted in the issuance of 1,875,000 shares of Medovex common stock, (including the 200,000 shares being held in escrow) and the distribution of approximately $1,325,000 of cash to Streamline shareholders. The terms of the Merger Agreement also required a commitment by Medovex to supply a minimum of $750,000 in working capital to the Streamline subsidiary.

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

Customers

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any products for which we obtain marketing approval.  We estimate selling the DenerveX in Europe before the United States. We will utilize the experience of distributors in the countries we opt to market in to decide the best approach to selling the DenerveX within their respective countries. Information gleaned from the European sales should help finalize our approach for sales in the United States.

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

As a result of our acquisition of Streamline, we acquired the rights to U.S. Patents 7,497,407 B2 (issued March 3, 2009), 7,735,789 B2 (issued June 15, 2010), and 7,918,422 B2 (issued April 5, 2011), all related to Streamline's Transformable Intravenous Pole. We believe these patents provide intellectual property protection for the product line acquired from Streamline.

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

We intend to continually re-assess and fine-tune our intellectual property strategy in order to fortify our position in our market space in the United States and internationally.  To that end, we are prepared to file additional patent applications should our intellectual property strategy require such filings and/or where we seek to adapt to competition or seize business opportunities.  Further, we are prepared to file patent applications relating to any other products that we develop or require soon after the experimental data necessary for a strong application become available and our cost-benefit analyses justifies filing such applications.

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

Opportunities Created by Healthcare Legislation

We anticipate that recent healthcare legislation will create greater opportunities for cost-effective providers of healthcare.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) and other related healthcare reform activities seek to expand coverage to a broader range of patients.  Since insurance coverage reduces the out-of-pocket expense for physician visits, patients will be better able to afford visits to the doctor and accordingly, the number of physician visits is projected to rebound as health insurance exchanges and subsidization of insurance premiums were established between roughly 2% and 9.5% of total house hold Modified Adjusted Gross Income (MAGI) for individuals with income less than 100% - 400% of the poverty line.

Additionally, PPACA accomplishes its proposed expansion of coverage to previously uninsured individuals through a significant loosening of the eligibility criteria for enrollment in Medicaid.  As Americans grow older and live longer, we expect there will be greater public and private spending on healthcare, which is expected to help hospitals afford to upgrade their equipment in order to speed surgical processes while lowering associated risks, such as infection and recovery time.  Consequently, areas of strongest growth in the hospital market will be in medical devices that treat age-related illnesses, such as those that are likely to seek reimbursement through Medicaid, and those devices that help hospitals achieve faster procedures while lowering the associated risks as discussed above.

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

•
Class II: special controls, pre-market notification (often referred to as a 510(k) application), specific controls such as performance standards, patient registries, post market surveillance, additional controls such as labeling and adherence to quality system regulations; and

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

European Union Approvals

The EU will require a CE mark certification or approval in order to market the DenerveX device in the various countries of the European Union or other countries outside the United States.  To obtain CE mark certification of the device, we will be required to work with an accredited European notified body organization to determine the appropriate documents required to support certification in accordance with existing medical device directive.  The predictability of the length of time and cost associated with such a CE marketing may vary, or may include lengthy clinical trials to support such a marking. Once the CE mark is obtained, a company may market the device in the countries of the EU.  We have targeted the submission of our application for CE marketing in 2016. Management believes it will be able to obtain European CE mark approval to market the DenerveX device before it will obtain FDA approval. The Company has retained third party experts to assist with the European approval. Management will be interviewing potential European distributors and will likely retain a European sales manager to assist the distributor and promote the product in Europe.

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

Employees

As of December 31, 2015, we had 12 total employees, 11 of which were full-time employees.  None of our employees is represented by a union and we believe our employee relations to be good.

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
Our operating subsidiary, Debride, was incorporated in October 2012.  MedoveX was incorporated on July 30, 2013.  As of December 31, 2015, we had material non-cash assets of goodwill, trademarks, and developed technology in connection with our acquisition of Streamline Inc. Other material non-cash assets include the intellectual property relating to the DenerveX obtained from Scott M. W. Haufe, M.D. in connection with our acquisition of Debride.

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

To date, we have had immaterial sales related to the Streamline ISS Poles.  The Denervex device we are developing has had only limited research and testing in the fields of use we are presently intending to explore and to commercialize.  We will have to continue to go through extensive research and testing to develop the initial product and any additional products and to determine or demonstrate the safety and effectiveness of their proposed use.  Our products and our proposed testing of those products will require various regulatory approvals and clearances.  Accordingly, the products we intend to pursue are not presently marketable in the fields of use for which we hope to develop them, and it is possible that some or all of them may never become legally and commercially marketable.  The development and testing of medical devices and related treatments and therapies is difficult, time-consuming and expensive, and the successful development of any products based on innovative technologies is subject to inherent uncertainties and risks of failure.  These risks include the possibilities that any or all of the proposed products or procedures may be found to be ineffective, or may otherwise fail to receive necessary regulatory clearances; that the proposed products or procedures may be uneconomical to produce and market or may never achieve broad market acceptance; that third parties may hold proprietary rights that preclude the Company from marketing its intended products or procedures; or that third parties may develop and market superior or equivalent products and procedures.  We are unable to predict whether our research and development or acquisition activities will result in any commercially viable products or procedures.  Furthermore, due to the extended testing and regulatory review process required before marketing clearances can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

We expect to continue to incur losses for the immediate future.

We have incurred losses since our inception.  We expect to continue to incur losses for the foreseeable future. The principal causes of our losses are likely to be personnel costs, working capital costs, research and development costs, intellectual property protection costs, brand development costs, marketing and promotion costs, and the lack of any significant revenue stream for the foreseeable future.  We may never achieve profitability.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the period ended December 31, 2015.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the period ended December 31, 2015. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Even if the clinical trials that we may need to undertake are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding the results of the trials.

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

Risks Related to Our Business and Industry

If our products and procedures do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenues, if any.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently do not maintain product liability insurance because it is generally expensive, and in light of our developmental stage we do not believe it is cost effective to obtain at this time. Since we commenced sales, we secured product liability insurance; however, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities, if at all.  If we are the subject of a successful product liability claim that exceeds the limits of any insurance coverage we obtain, we would incur substantial charges that would adversely affect our earnings and require the commitment of capital resources that might otherwise be available for the development and commercial launch of our products.

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

If an acquisition is consummated (such as our acquisition of Streamline, Inc.), the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

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

Our strategic acquisitions, investments or alliances may not be successful.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own 3,835,871 shares representing approximately 32.6% of our outstanding capital stock.  As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

In connection with the preparation of our audited financial statements for the year ended December 31, 2015, we concluded that a material weakness existed in internal control over financial reporting and our disclosure controls that render our disclosure controls and procedures ineffective. Specifically, our Chief Financial Officer currently performs all accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.  Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

The rights of the holders of common stock may be impaired and/or diluted by the potential issuance of preferred stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable as the Company is a “smaller reporting company.”

ITEM 2.    PROPERTIES

The Company pays TAG Aviation, a company owned by CEO Jarrett Gorlin, for approximately 1,200 square feet of office space in Atlanta Georgia for executive office space at a rate of $1,800 per month plus related utilities. The rental rate is 90% of the amount billed to TAG Aviation by the owner of the property.

The Company has a commercial building lease agreement with Sugar Oak Kimball Royal, LLC. The thirty-six month lease, having commenced on August 1, 2015, provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA.  Base annual rent is initially set at approximately $2,750 per month.

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

The following table sets forth the range of high and low sales prices of the common stock on the NASDAQ Capital Market for each period indicated:

Market and Market Prices of Common Stock (per common share)

	2015
By Quarter	High	Low
First	$5.35	$3.46
Second	5.80	3.11
Third	3.99	2.02
Fourth	2.40	0.87

On April 12, 2016, the price per share of the Company’s common stock had a high of $1.36 per share, and a low of $1.09 per share.  The Company had approximately 185 holders of record of common stock as of April 12, 2016.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, we have granted an aggregate of 380,000 options to purchase common stock under the Plan at a weighted average price of $3.95 per share to certain employees, consultants and our outside directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

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

On November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a director and father of Jarrett Gorlin, the Company’s CEO, for the principal amount of up to $2,000,000.

The loan principal was to be advanced in two installments of $1,000,000 each, the first installment being made upon execution of the promissory note and the second installment to be made by March 1, 2016. The loan and interest earned could be converted into common stock at $2 per share, subject to adjustment. The outstanding principal earns interest at a rate of 5.5% per annum and is to be paid quarterly. The Company also issued a 3 year warrant to Mr. Steve Gorlin to purchase 500,000 shares of common stock at $2.20 per share. The fair value of the Company's common stock on November 9, 2015 was $1.71.

On January 25, 2016, the Company entered into a modification agreement (the “Modification Agreement”) with Mr. Steve Gorlin. Mr. Steve Gorlin agreed to  convert the first advance of $1,000,000 and accrued interest into an aggregate of 571,429 shares of its Common Stock, thus eliminating the Company’s outstanding $1,000,000 debt obligation. The fair value of the Company's common stock on January 25, 2016 was $1.32.

On February 16, 2016, the Company and Mr. Steve Gorlin entered into an amendment to the Modification Agreement, reducing the number of shares of Common Stock that Mr. Steve Gorlin received upon the conversion of the $1,000,000  from 571,429 shares to 552,041 shares.

On March 15th, the Board of Directors approved a second amendment to the Modification Agreement.  The date for receiving the second installment of $1,000,000 was moved to November 1, 2016.  Additionally, the language in the Note was changed to clarify that the  consideration received by the Company on the first installment was in the form of $970,000 cash and in obligations associated with directors' fees to Mr. Steve Gorlin.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through December 31, 2015, we have paid approximately $1,066,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2015, we have paid approximately $289,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through December 31, 2015, we have paid approximately $287,000 to Bovie towards the $295,000 total.

Streamline, Inc. Merger

On March 9, 2015, the Board of Directors of Medovex and Streamline, Inc., a Minnesota corporation (“Streamline”), approved an Agreement and Plan of Merger (the “Merger Agreement”). On March 24, 2015, Streamline shareholders approved the Merger Agreement and the transaction was closed immediately thereafter. Under the Merger Agreement, STML Merger Sub, Inc. a wholly-owned subsidiary of Medovex, merged into Streamline, after which Streamline became a wholly-owned subsidiary of Medovex. Streamline is in the business of designing, developing, manufacturing and marketing 510(k) exempt products for use in the medical field. Medovex intends, although there can be no assurance, to enter into a marketing agreement with a leading hospital bed manufacturer to market Streamline’s patented IV Suspension System as an option with its hospital beds, and pursue other marketing opportunities for the product.  Our President and Chief Operating Officer, Patrick Kullmann, was formerly the Chief Executive Officer of Streamline.  However, Mr. Kullmann held no securities of Streamline.

All Streamline dilutive securities were either exercised or terminated prior to the closing, resulting in 4,709,491 shares of Streamline’s common stock outstanding immediately prior to closing. Net proceeds from these exercises (after statutory withholdings and certain transaction expenses) were included in the amount of cash available to Streamline stockholders. Each share of Streamline common stock may be exchanged by its holder for approximately $0.29 in cash and approximately 0.35 shares of Medovex common stock after submitting properly executed documents to a 3rd  party paying agent. All Streamline holders have submitted the proper documents to the paying agent with the exception of 2 holders representing 2,596 shares of Medovex stock. Additionally, 200,000 shares of Medovex common stock is being held in escrow until September 24, 2016 for up to 18 months after the consummation of the Merger to secure Streamline’s indemnification obligations under the Merger Agreement.

Assuming the remaining Streamline shareholders submit their documents, In aggregate, this transaction will resulted in the issuance of 1,875,000 shares of Medovex common stock, (including the (200,000 shares are being held in escrow) and the distribution of approximately $1,325,000 of cash to Streamline shareholders.  The terms of the Merger Agreement also required a commitment by Medovex to supply a minimum of $750,000 in working capital to the Streamline subsidiary.

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

We file income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. The tax years that could be subject to audit are 2013, 2014 and 2015.

We have sustained losses since inception which has generally resulted in a zero percent effective tax rate; in addition we have not incurred any interest or penalties. Our policy is to recognize interest and penalties accrued on tax matters as a component of income tax expense.

Stock-Based Compensation

A summary of significant assumptions used to estimate the fair value of the equity awards granted in 2014 & 2015 follows:

Stock-based compensation expense for the years ended December 31, 2014 and 2015 includes stock options granted to certain employees, consultants, and directors and has been recorded as general and administrative expense.  We follow the provisions of the ASC Topic 718, Compensation- Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Stock compensation expense based on the fair value on the grant date estimated in accordance with the provisions of ASC 718 is generally recognized as an expense over the requisite service period.

For the year ended December 31, 2015, the following stock option grants were made;
Grant Date	Options Granted	Exercise Price	Fair Value of Underlying Stock	Intrinsic Value
1/27/2015	125,000	5.99	5.99	None
5/8/2015	50,000	3.61	3.61	None
8/11/2015	145,000	2.91	2.91	None

The option price was set at the estimated fair value of the common stock on the date of grant using the market approach.  Under the market approach, the fair value of the common stock was determined to be the value of the stock on the date of the grant.

We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding.

We use a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award's weighted average vesting period and contractual term for "plain vanilla" share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies in an early stage of development. No dividend payouts were assumed as we have not historically paid, and do not anticipate paying, dividends in the foreseeable future. The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected term of the options.

The significant assumptions used to estimate the fair value of the equity awards granted in 2015 are;

Grant date	January 27	May 8	August 11
Weighted Fair value of options granted	$3.97	$2.31	$1.94
Expected term (years)	6	6	6
Risk-free interest rate	1.48%	1.70%	1.71%
Volatility	76%	72%	76%
Dividend yield	None	None	None

There were 320,000 equity awards granted in 2015.

RESULTS OF OPERATIONS
 Overview

We started operations late in 2013.  We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including successful development of a prototype product, approval of the product by regulatory agencies in the United States and abroad, and the rate of adoption of our product by medical professionals. On March 25, 2015, we acquired Streamline. Streamline has a product ready for sale, however, the product produced minimal sales in 2015. Due to these factors, we believe that period to period comparisons of our results of operations are not a good indication of our future performance.

Year Ended December 31, 2015

The following table sets forth our results of operation for the years ended December 31,:

	2015	2014
Revenues	$33,045	$--
Cost of Goods Sold	25,383	--
Gross Profit	7,662	--

Operating expenses:
General and administrative	5,000,727	1,913,648
Sales and marketing	102,436	--
Research and development	940,179	1,020,703
Depreciation and amortization	433,098	2,681
Total operating expenses	6,476,440	2,937,032

Operating loss	(6,468,778)	(2,937,032)

Other expenses:
Interest expense	54,299	--
Total other expenses	54,299	--

Net loss	$(6,523,077)	$(2,937,032)

Revenue and Cost of Sales

The Company’s first sales of the Streamline ISS IV poles occurred in December 2015.  Customers place purchase orders for the IV Poles directly with the Company, which the Company subsequently places the order with Comdel to manufacture and assemble the IV Poles. Cost of sales as a percentage of revenue was approximately 75%. The Company expects cost of sales as a percentage of revenue to decrease as older inventory levels are depleted and sales of the IV Poles increase.

Operating Expenses

We classify our operating expenses into four categories: research & development, sales & marketing, general & administrative expense and depreciation and amortization expense.

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

General and Administrative Expenses

During 2015, the Company paid approximately $1,390,000 in personnel costs, compared to approximately $823,000 in 2014. Professional fees were approximately $2,552,000 in 2015 and $1,097,000 in 2014 which was primarily a result of professional costs related to the development of the DenerveX device and the acquisition of Streamline in 2015. Travel expenses were approximately $295,000 during 2015 and $164,000 in 2014.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Additionally, we anticipate continued costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Sales & Marketing Expenses

During 2015, the Company paid approximately $102,000 in sales and marketing expenses compared to $1,000 in 2014. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the pre-launch of the DenerveX in Europe.

Depreciation & Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred.  During 2015, the Company recognized approximately $6,700 in depreciation expense, compared to approximately $2,600 in 2014.  During 2015, the Company recognized approximately $427,000 in amortization expense.  The Company did not recognize any amortization expense in 2014. The significant increase in amortization expense in 2015 compared to 2014 is a result of amortizing the intangible assets acquired in the Streamline acquisition.

Liquidity and Capital Resources

Since our inception, we have incurred losses and anticipate that we will continue to incur losses in the foreseeable future.

We expect our research and development, general and administrative and sales and marketing expenses will grow and, as a result, we will need to generate significant net sales to achieve profitability.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The presence of the going concern explanatory paragraph may suggest that we may not have sufficient liquidity or minimum cash levels to operate the business.

Sources of Liquidity

Debt
On November 9, 2015, we issued a convertible promissory note to Steve Gorlin, a related party, for up to $2,000,000, the principal to be advanced in two installments. We received $970,000 in cash and the reduction in obligation of $30,000 in directors fees on November 9, 2015, This debt was subsequently converted into equity in January 2016, ultimately in exchange for 552,041 shares of common stock. On March 1, 2016, the Board of Directors approved extending the date for the second installment of $1,000,0000 to November 1, 2016.

In addition to the convertible promissory note, the debt presented on our December 31, 2015 balance sheet is comprised of two promissory notes issued by Streamline prior to our acquisition of that entity in March 2015 and a finance agreement for the Company’s annual D&O insurance premium.  The 2 notes, total approximately $223,000, andthe finance agreement totals approximately $76,000. Payments are due in equal quarterly installments.

Equity
We have received funding through the  private sale of common stock and an initial public offering of common stock. Net of transaction costs, we raised approximately $6,732,000 in the initial public offering in December 2014, and approximately $1,084,000 from the exercise of the underwriter’s overallotment in January 2015. The Company is exploring other fundraising options for 2016, however, since we believe that the likelihood of obtaining traditional debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock or some type of structured capital arrangement involving either equity or a combination of debt with an equity component.

Cash Flows

Net cash used in operating activities was approximately $6,002,000 during the year ended December 31, 2015, compared to approximately $2,760,000 in 2014. Net cash used in investing activities was approximately $1,159,000 during the year ended December 31, 2015, compared to approximately $24,000 in 2014.  Net cash provided by financing activities was approximately $2,047,000 during the year ended December 31, 2015, compared to approximately $6,862,000 in 2014.

The Company had $1,570,167 and $6,684,576 of cash on hand at December 31, 2015 and 2014, respectively.  The significant increase in cash expenditures in 2015 compared to 2014 is the result of increased research and development expenditures related the Denervex device as well as acquisition and capital commitment costs associated with the consummation of the Streamline acquisition.

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

Contractual Obligations and Commercial Commitments

The Company rents commercial office space in Alpharetta, GA.  Base annual rent is initially set at $2,750 per month and the lease term ends December 31, 2018.

The Company also currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $1,800 per month, which it believes is at fair market value.

The Company has a consulting agreement with Lifeline Industries Inc., one of our founding members, at a monthly fee of $5,000 through March 31, 2016.  The monthly fee was modified from $35,000 per month effective January 1, 2016 and either party can cancel with 30 days’ notice.

We also have employment agreements with each of our executive officers that commit us to a six month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

The Company has an operating lease agreement for equipment at a monthly fee of approximately $220. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.

The Company has outstanding material purchase order obligations related to the build of the DenerveX device to Nortech and Bovie Inc.

The Company has a consulting agreement with a sales manager in Europe to provide sales, marketing, and distribution consulting services.

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

Recently Adopted Accounting Standards

As further described in the notes to consolidated financial statements, the Company elected to early adopt the provisions of ASU 2014-10, Development Stage Entities, which eliminated certain financial reporting requirements for development stage entities included in ASC 915 Development Stage Entities.

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

We have audited the accompanying consolidated balance sheets of Medovex Corporation and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medovex Corporation and Subsidiary, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company’s products are being developed and have not generated material revenues to date. As a result, the Company has suffered losses since its inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
April 14, 2016

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$1,570,167	$6,684,576
Accounts receivable, Net	33,045	--
Prepaid expenses	169,839	156,730
Inventory	1,878	--
Total Current Assets	1,774,929	6,841,306

Property and Equipment, net of accumulated depreciation	24,838	24,450
Deposits	2,751	--
Developed Technology, net	2,678,571	--
Trademark, net	595,000	--
Goodwill	6,455,645	--
Total Assets	$11,531,734	$6,865,756

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$278,309	$--
Accrued liabilities	100,317	140,678
Interest payable	76,712	219,429
Notes payable	134,540	--
Total Current Liabilities	589,878	360,107
Long-Term Liabilities
Convertible debt, net of debt discount	753,914	--
Notes payable, net of current portion	164,726	--
Deferred rent	491	--
Total Long-Term Liabilities	919,131	--
Total Liabilities	1,509,009	360,107
Stockholders' Equity
Preferred stock - $.001 par value: 500,000 shares
authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares
authorized, 11,256,175 and 9,172,480 shares issued at December 31, 2015 and December 31, 2014, respectively, 11,048,203 and 9,172,480 shares outstanding at December 31, 2015 and December 31, 2014, respectively	11,256	9,173
Additional paid-in capital	20,144,911	10,106,841
Accumulated deficit	(10,133,442)	(3,610,365)
Total Stockholders' Equity	10,022,725	6,505,649
Total Liabilities and Stockholders' Equity	$11,531,734	$6,865,756

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014

Revenues	$33,045	$--
Cost of Goods Sold	(25,383)	--
Gross Profit	7,662	--

Operating Expenses
General and administrative	5,000,727	1,913,648
Sales & Marketing	102,436	--
Research and development	940,179	1,020,703
Depreciation and amortization	433,098	2,681
Total Operating Expenses	6,476,440	2,937,032

Operating Loss	(6,468,778)	(2,937,032)

Other Expenses
Interest expense	54,299	--
Total Other Expenses	54,299	--

Net Loss	$(6,523,077)	$(2,937,032)

Basic and diluted net loss per common share	$(0.60)	$(0.37)
Shares used in computing basic and diluted net loss per share	10,943,675	7,897,117

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKEHOLDERS’ EQUITY
For the year ended December 31, 2015 and 2014

						Total
	Common Stock		Common Stock	Additional	Accumulated	Stockholders'
	Shares	Amount	Subscriptions	Paid-in Capital	Deficit	Equity
Balance - December 31, 2013	7,781,175	$7,782	$(100,000)	$3,341,991	$(673,333)	$2,576,440
Collection of subscription receivable	--	--	100,000	--	--	100,000
Issuance of common stock in public offering at $5.75 per unit, completed on December 19,2014, net offering costs	1,391,305	1,391	--	6,730,878	--	6,732,269
Stock based compensation	--	--	--	33,972	--	33,972
Net loss	--	--	--	--	(2,937,032)	(2,937,032)
Balance – December 31, 2014	9,172,480	$9,173	--	$10,106,841	$(3,610,365)	$6,505,649

Issuance of common stock to underwriters in January 2015	208,695	208	--	1,083,928	--	1,084,136
Value of common stock to acquire Streamline on date of closing at $4.50 per share	1,875,000	1,875	--	8,435,625	--	8,437,500
Stock based compensation	--	--	--	253,659	--	253,659
Issuance of warrant to Steve
Gorlin on November 9 2015	--	--	--	284,858	--	284,858
Due from shareholder
for issuance of convertible debt	--	--	--	(20,000)	--	(20,000)
Net loss	--	--	--	--	(6,523,077)	(6,523,077)
Balance – December 31, 2015	11,256,175	$11,256	--	$20,144,911	$(10,133,442)	$10,022,725

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(6,523,077)	$(2,937,032)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,669	2,681
Amortization of intangibles	426,429	--
Amortization of debt discount	38,770
Stock based compensation	253,659	33,972
Straight-line rent adjustment	491	--
Changes in operating assets and liabilities, net of effects of acquisition:
Deposits	(2,751)	--
Accounts receivable	(33,045)	--
Prepaid expenses	63,473	(157,478)
Interest payable	76,712	--
Accounts payable	(164,144)	104,553
Accrued liabilities	(125,130)	189,429
Net Cash Used in Operating Activities	(5,981,944)	(2,759,875)

Cash Flows from Investing Activities
Acquisition of Streamline, Inc., net of cash received	(1,152,291)	--
Expenditures for property and equipment	(7,059)	(23,668)
Net Cash Used in Investing Activities	(1,159,350)	(23,668)

Cash Flows from Financing Activities
Principal payments under note payable obligation	(37,251)	--
Deferred initial public offering costs	--	29,775
Collection of subscription receivable	--	100,000
Proceeds from issuance of warrant	284,858	--
Proceeds from issuance of convertible debt	695,142	--
Proceeds from issuance of common stock from underwriter’s overallotment	1,084,136	--
Proceeds from issuance of common stock in public offering	--	6,732,269
Net Cash Provided by Financing Activities	2,026,885	6,862,044

Net Increase/(Decrease) in Cash	(5,114,409)	4,078,501
Cash - Beginning of period	6,684,576	2,606,075
Cash - End of period	$1,570,167	$6,684,576
Non-cash investing and financing activities
Financing agreement for insurance policy	$76,581	$--
Due from shareholder for issuance of convertible debt	20,000
Issuance of common stock for acquisition of Streamline	8,437,500	--
Net Non-Cash Investing and Financing Activities	$8,534,081	$--

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

On September 3, 2013, Debride entered into an Agreement and Plan of Merger with SpineZ, a privately owned company with no operations (the “SpineZ Merger”). The SpineZ Merger was effectuated as a share exchange transaction in which the former stockholders of Debride exchanged each share that they owned of Debride for 1.936 shares of SpineZ.  As a result of the SpineZ Merger, the former owners of Debride became 53% majority owners of SpineZ.  The Company accounted for this transaction as a reverse merger and recapitalization of Debride into SpineZ. The Company is a development stage enterprise that has acquired a patent, patent applications and other intellectual property rights relating to the use, development, and commercialization of the DenerveX™ System which consists of the DenerveX Device and the DenerveX Pro-40 power generator (“DenerveX”). DenerveX is a device that is intended to be used in the treatment of conditions resulting from the degeneration of joints in the spine that cause back pain.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the accounts of Medovex Corp. and its wholly-owned subsidiary, Streamline. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements, generally accepted accounting principles in the United States (“U.S. GAAP”) requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates currently include the fair value, useful life and carrying amount of its patented technology, the deferred income tax asset and the related valuation allowance, and the fair value of its share based payment arrangements. For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits. At December 31, 2015 and 2014, the Company had cash deposits that exceeded federally insured deposit limits. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2015 and 2014 consists of funds deposited in checking accounts with commercial banks.

Accounts Receivable & Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers for which revenue has been recognized.  Generally, the Company does not require collateral or any other security to support its receivables.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable.

Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. The Company did not have any bad debt expense for the years ended December 31, 2015 and 2014.

Inventory

Inventory consists of a finished goods unit of the Streamline IV Suspension System (IV Poles). Inventory is valued at the lower of cost or market, using the first–in, first-out (FIFO) method. The Company does not believe any inventory reserve is required as of December 31, 2015.

Goodwill And Purchased Intangible Assets

Goodwill is reviewed for impairment annually on December 31st or more frequently if changes in circumstances or the occurrence of events suggest impairment exists using a two-step process. In step 1, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. The Company has concluded that no impairment of goodwill existed as of December 31, 2015, the year of acquisition, and thus did not conduct an impairment analysis as of that date. The Company will commence impairment testing of goodwill in 2016.

Other intangible assets consist of developed technology and a trademark. The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable. Amortization on the intangibles is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Trademark                                        5 years
Developed technology                  7 years

Fair Value Measurements

We measure certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations. We use the fair value measurement framework to value these assets and report the fair values in the periods in which they are recorded or written down.

The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and

•	Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. We may also engage external advisors to assist us in determining fair value, as appropriate.

Although we believe that the recorded fair value of our non-financial assets is appropriate at December 31, 2015, these fair values may not be indicative or reflective of future fair values.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Repairs and maintenance are expensed as incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

Leases

The Company recognizes rent expense on a straight-line basis over the lease term. The lease term commences on the date that the Company takes possession of or controls the physical use of the property. Deferred rent is included in non-current liabilities on the consolidated balance sheet.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company sells its products primarily through direct sales. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.

Research and Development

Research and development costs are expensed as incurred.

Advertising

The Company expenses all advertising costs as incurred. For the years ended December 31, 2015 and 2014, advertising costs were approximately $83,000 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2015, the Company has not incurred any interest or penalties relating to uncertain tax positions.

The Company’s evaluation was performed for the tax years ending December 31, 2015, 2014 and 2013, which remain subject to examination by major tax jurisdictions as of December 31, 2015.  The Company does not have any tax years that are no longer subject to U.S. federal, state, and local, or non-US income tax examinations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the ASC 718, Stock Compensation. ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718, awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share: 1,974,783 warrants and 380,000 common stock options outstanding were considered anti-dilutive and excluded for the years presented.

Business combinations

The Company completed an acquisition on March 25, 2015. This transaction was recorded using guidelines provided by ASC 805, Business Combinations. Following these guidelines, the consideration paid by Medovex for Streamline was measured on the date of acquisition. An independent valuation of Streamline was performed using the discounted cash flow method. Based on the estimated value of Streamline, the consideration paid by Medovex and the tangible assets of Streamline, Management determined the intangible portion of the purchase price should be assigned between developed technology, trademark, and goodwill. For the quarterly periods ended June 30, 2015 and September 30, 2015, the Company had assigned the entire intangible portion strictly to the technology based intangible asset called “Patent Acquired from Streamline”. For the quarterly periods ended June 30, 2015 and September 30, 2015 the Company assigned no value to the trademark or to goodwill. Refer to Note 5 for the summary of the purchase price allocation based on the completion of the valuation of the assets and liabilities assumed.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update, (“ASU”), No. 2014-10, Development Stage Entities, which eliminated certain financial reporting requirements for development stage entities included in ASC 915 Development Stage Entities by removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The amendments eliminate the following requirement for development stage entities: 1) presentation of inception- to-date information in the statements of operations, cash flows and stockholders’ equity, 2) designation of the financial statements as those of a development stage entity, 3) disclosure of a description of the development stage activities in which the entity is engaged, and 4) disclosure in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 was effective for fiscal years beginning after December 15, 2014. Early adoption was permitted. The Company elected to early adopt the provisions of ASU 2014-10, which are reflected in these consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This update is effective  for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently assessing the impact the adoption of ASU No. 2014-15 will have on its consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2015-17 will have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following:
	Useful Life	December 31, 2015	December 31, 2014
Furniture and fixtures	5 years	$18,385	$16,016
Computers and software	3 years	16,275	11,587
		34,660	27,603
Less accumulated depreciation		(9,822)	(3,153)

Total		$24,838	$24,450

Depreciation expense amounted to $6,669 for the year ended December 31, 2015 and $2,681 for the year ended December 31, 2014.

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

The Company executed a co-development agreement for the DenerveX technology with royalty provisions with James R. Andrews, M.D., as more fully described in Note 7.

Note 5 – Acquisitions

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

Per the approved Agreement and Plan of Merger with Streamline, the Company was to issue an aggregate of 1,875,000 shares of Medovex common stock upon receipt of a transmittal letter from each Streamline shareholder. As of December 31, 2015, the Company had received transmittal letters and issued shares for Streamline shareholders representing 1,667,028 shares of Medovex common stock. While the assumption is the remaining shareholders will return a letter, the agreement states that if a shareholder does not return a letter, no shares are issued. Additionally, 200,000 shares of Medovex common stock are being held in escrow until September 25, 2016 to secure Streamline’s indemnification obligations under the Merger Agreement. The terms of the Merger Agreement also require a commitment by Medovex to supply a minimum of $750,000 in working capital to the Streamline subsidiary, to fund the operations and product development of Streamline as needed. Of the $750,000 working capital commitment, approximately $521,000 has been funded during the year ended December 31, 2015. The closing price of the common stock on March 25, 2015 was $4.50 per share. Based on this price and cash consideration, the acquisition of Streamline was valued at $9,834,966.

The following is a summary of the allocation of the fair value of Streamline.

Assets acquired
Cash	$245,174
Inventory	1,878
Other assets	165
Developed technology	3,000,000
Trademark	700,000
Goodwill	6,455,645

Total assets acquired	10,402,862

Liabilities assumed
Accounts payable	301,940
Accrued liabilities	6,018
Notes Payable	259,938

Total	567,896

Net assets acquired	$9,834,966

The results of operations of Streamline are included in the consolidated statements of operations beginning from the acquisition date. The following unaudited condensed pro forma financial information presents the results of operations as if the acquisition had taken place on January 1, 2014.

The unaudited condensed pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	For the year ended December 31, 2015	For the year ended December 31, 2014
Pro Forma Revenues	$33,045	$19,250
Pro Forma Net Loss	$(6,896,189)	$(3,818,501)

Loss per Share	$(0.63)	$(0.39)

Note 6 - Equity Transactions

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

Public Placements

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

For the year ended December 31, 2015, the following stock option grants were made;
Grant Date	Options Granted	Exercise Price	Fair Value of Underlying Stock	Intrinsic Value
1/27/2015	125,000	5.99	5.99	None
5/8/2015	50,000	3.61	3.61	None
8/11/2015	145,000	2.91	2.91	None

The option price was set at the estimated fair value of the common stock on the date of grant using the market approach. Under the market approach, the fair value of the common stock was determined to be the value of the stock on the date of the grant.

We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding.

We use a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award's weighted average vesting period and contractual term for "plain vanilla" share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies in an early stage of development. No dividend payouts were assumed as we have not historically paid, and do not anticipate paying, dividends in the foreseeable future. The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected term of the options.

The significant assumptions used to estimate the fair value of the equity awards granted in 2015 are;

Grant date	January 27	May 8	August 11
Weighted Fair value of options granted	$3.97	$2.31	$1.94
Expected term (years)	6	6	6
Risk-free interest rate	1.48%	1.70%	1.71%
Volatility	76%	72%	76%
Dividend yield	None	None	None

During 2015, the Company granted options to purchase 320,000 shares of common stock to certain employees and consultants. The stock options vest as follows: 25% on date of grant and 25% on each of the next three anniversaries. The options granted were at the market value of the common stock on the date of the grant.

For the years ended December 31, 2015 and 2014, the Company recognized $253,659 and $33,972, respectively, as compensation expense with respect to option grants.

Stock Option Activity

The following is a summary of stock option activity for 2014 and 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at 12/31/2013	60,000	$2.50	9.8	$--
Exercisable at 12/31/2013	15,000	$2.50	9.8	$--

Granted	--	--	--	$--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at 12/31/2014	60,000	$2.50	8.8	$--
Exercisable at 12/31/2014	30,000	$2.50	8.8	$--

Granted	320,000	$4.22	9.3	$--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding at 12/31/2015	380,000	$3.95	9.1	$--
Exercisable at 12/31/2015	125,000	$3.95	9.1	$--

As of December 31, 2015, there were 255,000 shares of time-based, non-vested stock. Unrecognized compensation cost amounts to approximately $679,468 as of December 31, 2015 and will be recognized as an expense on a straight-line basis over a remaining weighted average service period of 2.71 years.

Note 7 – Commitments

Operating Leases

Office Space
The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Payments under this arrangement are $1,800 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $28,400 and $29,000 for the years ended December 31, 2015 and 2014, respectively.

On July 8, 2015, the Company entered into a commercial building lease agreement with Sugar Oak Kimball Royal, LLC. The thirty-six month lease, having commenced on August 1, 2015, provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA.  Base annual rent is initially set at approximately $2,750 per month.

Total lease expense for the year ended December 31, 2015 was approximately $14,000 related to this lease.  Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

December 31, 2016	$34,000
December 31, 2017	35,000
December 31, 2018	21,000
$90,000

Equipment
The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015.  The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.

Total lease expense for the year ended December 31, 2015 was approximately $1,800.  Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ended:

December 31, 2016	$2,600
December 31, 2017	2,600
December 31, 2018	800
$6,000

Purchase Orders

For the years ended December 31, 2015 and 2014, the Company had approximately $484,000 and $61,000, respectively, in outstanding purchase order obligations related to the build of the DenerveX device to Nortech and Bovie Inc.

Consulting Agreements

On December 2, 2013, the Company engaged one of its founding stockholders, Lifeline Industries Inc., to provide business development consulting services over a one-year period at a fee of $10,000 per month. Effective January 1, 2015, this fee was increased to $35,000 per month. Either party can cancel this agreement upon 30 days’ notice.

On March 31, 2015, the Company engaged Laidlaw & Company Ltd. to provide financial advisory services over a one-year period at a fee of $125,000.  The fee is payable in quarterly installments of $31,250 beginning at the start of the advisory period and every three months thereafter. The engagement terminates on March 31, 2016 per the terms of the agreement. All amounts due were paid at December 31, 2015.

On July 1, 2015, the Company engaged a sales manager in Europe to provide sales, marketing, and distribution consulting services over a six-month period for $55,000.  The fee is payable in monthly installments of $9,167 per month.

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

ComDel Manufacturing, Development and Services Contract

On July 8, 2015, the Company entered into a manufacturing agreement with ComDel Innovation, Inc. (“ComDel”).  The terms of the service contract state ComDel is to manufacture, assemble and test the Company’s Streamline IV Suspension System (“IV Poles”), the patented product acquired in the Streamline acquisition, and to develop future product line extensions of the IV Suspension System.

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

Generator development agreement

In November 2014, the Company executed an agreement with Bovie, Inc. to develop an electrocautery generator that would be used exclusively with the DenerveX System. The Company is obligated to reimburse Bovie up to $295,000 under this agreement for development of the generator. For the years ended December 31, 2015 and 2014, the Company paid approximately $181,200 and $105,000, respectively, under this agreement.

Note 8 – Long Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2015.  The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $26,033 and carry an annual percentage interest rate of 4.65%.

The Company had an outstanding balance of approximately $76,000 at December 31, 2015 related to the agreement.

Promissory Notes

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties.  Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%.  Both of the notes have a maturity date of August 1, 2019.  The promissory notes had outstanding balances of approximately $223,000 and $0 at December 31, 2015 and December 31, 2014.

Expected future payments related to the promissory notes as of December 31, 2015, are approximately as follows:

For the year ended:

2016	$68,000
2017	68,000
2018	68,000
2019	19,000
$223,000

The Company paid interest expense related to the promissory notes for the year ended December 31, 2015 in the amount of approximately $8,000.  The Company had unpaid accrued interest in the amount of approximately $69,000 at December 31, 2015 related to the promissory notes.

Convertible Debt

On November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a director and the father of Jarrett Gorlin, the Company’s CEO, for the principal amount of up to $2,000,000. The loan principal was to be advanced in two installments of $1,000,000 each, the first installment being made upon execution of the promissory note and the second installment to be made by March 1, 2016. The Convertible Note provided that the principal and accrued but unpaid interest could be converted into common stock at $2 per share. The outstanding principal was to earn interest at a rate of 5.5% per annum and was to be paid quarterly. The Company also issued a 3 year warrant to Mr. Steve Gorlin to purchase 500,000 shares of common stock at $2.20 per share.

On January 25, 2016, the Company entered into a modification agreement (the “Modification Agreement”) with Mr. Steve Gorlin. Mr. Steve Gorlin agreed to immediately convert the first advance of $1,000,000 into an aggregate of 571,429 shares of its Common Stock, thus eliminating the Company’s $1,000,000 debt obligation.  Mr. Gorlin had no obligation to convert the promissory note.

On February 16, 2016, the Company and Mr. Steve Gorlin entered into an amendment to the Modification Agreement, reducing the number of shares of Common Stock that Mr. Steve Gorlin received upon the conversion of the $1,000,000 from 571,429 shares to 552,041 shares. The amendment in the amount of shares to be received was made to satisfy NASDAQ requirements.  As consideration for the reduction in the amount of shares to be received, the exercise price of the warrant was reduced to $1.825 share.

On March 15th, the Board of Directors approved a second amendment to the Modification Agreement. The date for making the second installment of $1,000,000 was extended to November 1, 2016.  Additionally, the language in the Note was changed to clarify that the consideration received by the Company on the first installment was in the form of $970,000 cash and $30,000 in directors’ fees due to Mr. Steve Gorlin of which $10,000 had been accrued prior to issuance of the note and reduced as consideration upon issuance of the note.  The remaining $20,000 that is to be received in directors’ fees was accounted for as a reduction in paid in capital and will be recognized on a straight line basis quarterly as the dues are earned.

The Company recorded both the convertible debt and the accompanying warrant on a relative fair value basis of approximately $715,000 and $285,000, respectively. The closing price of the Company’s stock on the day prior to entering into the amendment to the Modification Agreement was $1.75 per share.  See Note 13 for the inputs used to value the warrant as of the respective issue date. Steve Gorlin was also granted piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Note and upon exercise of the warrants. The Company believes that such terms on the Note are no less favorable than it would receive from a third, unrelated party.

The Company did not pay any interest expense related to the convertible debt for the year ended December 31, 2015. The Company had unpaid accrued interest in the amount of approximately $7,500 at December 31, 2015 related to the convertible debt.

As of December 31, 2015, the Note is presented net of discount of approximately $246,000, which will acrete over the life of the note, based on the effective interest method. Accretion expense for the year ended December 31, 2015 was approximately $39,000.

Note 9 - Income Taxes

For the years ended December 31, 2015 and 2014, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2015, since it currently more likely than not that the benefit will not be realized in future periods.

The provision for Federal income tax consists of the following at December 31,:

Current Income Tax Expense:	2015	2014
Federal	$--	$--
State	--	--

Total Current Income Tax Expense	--	--

Deferred Income Tax Benefit
Federal	2,426,744	995,402
State	253,875	114,918

Total Deferred Tax Benefit	2,706,908	1,110,320

Valuation Allowance	(2,706,908)	(1,110,320)

Total	$--	$--

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

	2015	2014
Statutory rate - federal	34.0%	34.0%
State taxes, net of federal benefit	4.0	4.0

Income tax benefit	38.0%	38.0%
Less valuation allowance	(38.0)	(38.0)

Total	0.0%	0.0%

Deferred tax assets and liabilities consist of the following at December 31,:

	2015	2014
Deferred Tax Assets:
Start-up costs	$3,528,944	$1,336,486
Share-based compensation	122,834	26,633
Total Deferred Tax Assets	3,651,778	1,363,119
Valuation Allowance	(3,651,778)	(1,363,119)
Net Deferred Tax Asset	$--	$--

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2015. The Company has not undergone any tax examinations since inception and is therefore not subject to examination by any applicable tax authorities.

Note 10 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Jarrett Gorlin. The total amount of general aviation expense paid to TAG amounted to approximately $25,500 and $33,000 during the years ended December 31, 2015 and 2014, respectively.

Operating Lease

As described in Note 7, the Company pay TAG Aviation, a company owned by Jarrett Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Payments under this arrangement are $1,800 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $28,400 and $29,000 for the years ended December 31, 2015 and 2014, respectively.

Consulting Expense

On December 2, 2013, the Company engaged Lifeline Industries Inc., a founding stockholder who owns 375,000 shares of its common stock, to provide the Company with business development advisory services. Fees under this arrangement include a $45,000 up-front payment that is non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement.  Effective January 1, 2015, this fee was increased to $35,000 per month. This arrangement is cancelable by either party upon 30 days’ notice. The Company paid $420,000 and $120,000 of fees for the years ended December 31, 2015 and 2014, respectively, under this arrangement.

Convertible Debt

As more fully described in Note 8, on November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a related party, for the principal amount of up to $2,000,000.

Note 11 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis Minnesota based FDA registered contract medical device designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome.  Through December 31, 2015, we have paid approximately $1,066,000 to Devicix.

The development work commenced in December 2013. The total estimated cost of this work was initially established at $960,000; however, the terms of the proposal allow either the Company or the manufacturer to cancel the development work with 10 days’ notice. During 2015, the Company incurred approximately $399,000 of expense under this agreement, with approximately $22,000 of the amount in payables at December 31, 2015. During 2014, the Company incurred approximately $586,000 in expenses under the agreement, of which approximately $37,000 was included in accounts payable at December 31, 2014.

DenerveX Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. As described in Note 7, in November 2014, the Company contracted with Bovie International to customize one of their existing electrocautery generators for use with DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX was obtained.

The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates. Through December 31, 2015, we have paid approximately $287,000 to Bovie towards the $295,000 total.

Nortech Manufacturing Agreement

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. During 2015, the Company incurred approximately $273,000 of expense under this agreement, with approximately $52,000 of the amount in payables at December 31, 2015.  Through December 31, 2015, we have paid approximately $289,000 to Nortech.

For 2014, the Company incurred approximately $16,000 in expenses under the agreement, of which approximately $1,000 was included in accounts payable at December 31, 2014.

Note 12 – Intangible Assets

Intangible assets are summarized as follows:

		December 31,
		2015	2014
Amortized	Amortization Lives	Cost	Cost
Developed Technology	7	$3,000,000	$--
Trademark	5	700,000	--
Total		3,700,000	--
Less Accumulated Amortization		(426,429)	--
Net		3,273,571	--

Non Amortized
Goodwill		6,455,645	--

Total		$9,729,216	--

Amortization expense related to intangible assets for the years ended December 31, 2015 and 2014 was $426,429 and $0, respectively.

Expected future amortization of intangible assets as of December 31, 2015, is as follows:

Year ending December 31,	Estimated Amortization Expense
2016	$569,000
2017	569,000
2018	569,000
2019	569,000
2020	464,000
Thereafter	534,000
$3,274,000

Note 13 – Common Stock Warrant

As described in Note 8, on November 9, 2015, the Company issued a warrant to Steve Gorlin to purchase 500,000 shares of common stock at an exercise price of $2.20 as additional incentive for making the loan. The warrant is exercisable for up to three years from the date of issuance. The fair value of the warrant was determined to be approximately $398,000 using the Black-Scholes-Merton valuation technique and, based on the relative fair value of both the convertible debt and the warrant, was recorded at approximately $715,000 and $285,000, respectively. Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company’s fair value measurements of the warrant are designated as Level 1 since all of the significant inputs were observable, and quoted prices were available for the four comparative companies in an active market.

The inputs used to value the warrant as of the respective issue date are as follows:

•	The market price of the Company’s stock on November 9, 2015 of $1.7075
•	Exercise price of the warrant: $2.20
•	Life of the warrant: 3 years
•	Risk free return rate: 1.27%
•	Annualized volatility rate of four comparative companies: 81%

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 14 – Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $6,525,000 and $2,937,000 for the years ended December 31, 2015 and 2014, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

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

As discussed in Note 8, the Company  issued a promissory note for $2,000,000 of convertible debt on November 9, 2015 to Steve Gorlin, a director and father of Jarrett Gorlin, the Company’s CEO.   The Company received $970,000 in cash and the elimination of $30,000 of directors fees upon execution of the agreement. A second installment of $1,000,000 is to be made by Mr. Steve Gorlin by November 1, 2016.,

The Company is exploring other fundraising options for 2016. However, if the Company is unable to raise sufficient financing, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 15 - Subsequent Events

On January 1, 2016, the consulting agreement with Lifeline Industries Inc., the related party owning 375,000 shares of common stock, as discussed in Note 8, was modified to decrease the monthly compensation to $5,000 through March 31, 2016.

On January 1, 2016, the consulting agreement with the European sales manager, as discussed in Note 7, was modified to decrease the monthly compensation to $5,000 through June 30, 2016.

On January 6, 2016, the Company granted an aggregate of 214,900 stock options to purchase common stock at $0.95 to certain employees and consultants.

On January 6, 2016, the Board of Directors authorized a reduction in the exercise price of the Company’s 1,391,305 outstanding public warrants, traded under the symbol “MDXW”, from $6.90 per share to $3.00 per share for the life of the public warrants.

On January 25, 2016, the Company and Mr. Steve Gorlin agreed to amend the conversion price of the promissory note discussed in Note 8 from $2.00 per share to $1.75 per share.  In turn, Mr. Gorlin agreed to immediately convert the promissory note into an aggregate of 571,429 shares of its Common Stock, eliminating the Company’s debt obligation. Additionally, Mr. Gorlin also agreed to acquire 571,429 additional shares of Common Stock at a price of $1.75 per share for a total purchase price of $1,000,000 within two months from the date of the agreement.  The modification agreement also amended the exercise price of the warrant issued to Mr. Gorlin on November 9, 2015 from $2.20 per share to $2.00 per share.

On February 16, 2016, the Company and Steve Gorlin entered into an Amendment to the Modification Agreement in order to reduce the amount of shares of Common Stock that Mr. Gorlin was to receive upon the conversion of the $1,000,000 promissory note from 571,429 shares to 552,041 shares. In consideration for reducing the amount of shares of common stock that he was to receive, the Company agreed to reduce the exercise price of Steven Gorlin’s 500,000 share Warrant from $2.00 per share to $1.825 per share.  Additionally, certain anti-dilution provisions in the Warrant that may have allowed for the issuance of additional warrants were eliminated and an absolute floor of $1.70 per share was added. This amendment to the Modification Agreement was made to address certain concerns of the NASDAQ Stock Market.

Effective March 1st, the Board of Directors approved a modification to the convertible Note with Steve Gorlin wherein the date for making the second investment of $1,000,000 was moved to November 1, 2016.  Additionally, the language in the Note was changed to specify that the consideration received by the Company was in the form of $970,000 cash and $30,000 of directors’ fees due to Steve Gorlin.

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

In connection with the audit of the Company's consolidated financial statements for the period beginning February 1, 2013 (inception) and ended December 31, 2013, and in the subsequent interim period preceding Marcum’s dismissal, there were no disagreements with the Former Auditor on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the matter in their report. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period beginning February 1, 2013 (inception) and ended December 31, 2013, or in the subsequent period prior to Marcum’s dismissal, except that the Former Auditor advised the Company of a material weakness in internal control over financial reporting.

The Company has provided the Former Auditor with a copy of the foregoing disclosure, and requested that the Former Auditor furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure.  A copy of the letter from the Former Auditor addressed to the Securities and Exchange Commission dated as of January 29, 2015 is filed as Exhibit 16.1 on Form 8-K filed on January 30, 2015.

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

Our Chief Executive Officer (our “CEO”) and our Principal Financial Officer (our "CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2015, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, our CEO and our CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that control deficiencies existed that constituted material weaknesses.  Specifically, our CFO currently performs all accounting relating functions.  In order to obtain proper segregation of accounting related duties, additional personnel will need to be hired and duties allocated so this material weakness can be corrected.

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

As a result of the material weaknesses described above, our CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Directors and Executive Officers

The following table provides information as of March 30, 2016 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Steve Gorlin	Director, Co-Chairman of the Board	78
Major General C.A. “Lou” Hennies	Director (2) (3)	78
James R. Andrews, M.D.	Director	74
Scott M. W. Haufe, M.D.	Director (2)	50
Thomas E. Hills	Director (1) (3)	39
Randal R. Betz, M.D.	Director	64
John C. Thomas, Jr.	Director (1)	62
John Blank	Director	65
Larry Papasan	Co-Chairman of the Board (1) (2) (3)	75
Jarrett Gorlin	Chief Executive Officer and Director	40
Patrick Kullmann	President and Chief Operating Officer	60
Charles Farrahar	Secretary	55
Jeffery Wright	Chief Financial Officer	33
Dennis Moon	Senior Vice President	40

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

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS
Steve Gorlin

Steve Gorlin is the Co-founder of Debride Inc., the first company acquired by MedoveX. Over the past 40 years, Mr. Gorlin has founded several biotechnology and pharmaceutical companies, including HycorBiomedical, Inc. (acquired by Agilent), Theragenics Corporation (NYSE: TGX) , CytRx Corporation (NASDAQ: CYTR), Medicis Pharmaceutical Corporation (sold to Valeant for approximately $2.6 billion), EntreMed, Inc. (NASDAQ: ENMD), MRI Interventions (MRIC), DARA BioSciences, Inc. (NASDAQ: DARA), MiMedx (NASDAQ: MDXG), and Medivation, Inc. (NASDAQ: MDVN). Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and on The Johns Hopkins BioMedical Engineering Advisory Board. He presently serves on the board of directors of the Andrews Institute. Mr. Gorlin founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc. (sold to Network Associates), and NTC China. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. Presently, he serves as a member of the board of directors and of the executive committee of DemeRx, Inc., NantKwest, Inc. (NASDAQ: NK), and is on the Board of NTC China, Inc.

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

John C. Thomas, Jr.

John Thomas has been a director of the Company since September 2013 and currently serves as a director and the CFO/corporate secretary for CorMatrix Cardiovascular, Inc., a privately held medical device company which he joined in 2001. Over the past 24 years, Mr. Thomas has served as the CFO of numerous startup companies and managed their financing activities from the initial financing up to their initial public offering. Some of these companies are still private and some have become public entities. The companies in the health care industry that have gone public while Mr. Thomas was the CFO include CytRx Corporation (1986 – 1990), CytRx Biopool (1988 – 1991), Medicis Pharmaceutical Corporation (1988 –1991), EntreMed, Inc. (1991 – 1997), DARA BioSciences, Inc. (1998 – 2009) and, MiMedx, Inc. (2006 – 2009). He has also been the CFO of MRI Interventions, Inc., a private research company involved in MRI technology (1998 – 2010).  Mr. Thomas has also been the CFO of Motion Reality, Inc., a privately-held company with proprietary software that captures and analyzes motion data since 1991. Presently, he serves as a member of the board of directors of QLT, Inc., (QLT) a publicly traded medical company and NantKwest, Inc. (NASDAQ: NK) a public company focused on cellular immunotherapy for cancer. Mr. Thomas is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each person who is a director or officer or beneficial owner of more than 10% of the common stock of the Company to file reports in connection with certain transactions. To the knowledge of the Company, based solely upon a review of forms or representations furnished to the Company during or with respect to the most recent completed fiscal year, there were a few isolated instances where the director purchased or received shares and was late filing under section 16(a).  All of the required filings have now been made.

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jarrett Gorlin, CEO	2014	180,000	36,000			216,000
	2015	272,000	-			272,000
Patrick Kullmann, COO	2014	170,000	34,000			204,000
	2015	231,000	-			231,000
Charles Farrahar, Former CFO	2014	110,000	22,000			132,000
	2015	-	-			-
Jeffery Wright, CFO	2014	110,000	-			110,000
	2015	130,000	-			130,000
Dennis Moon, VP	2014	120,000	24,000			144,000
	2015	201,000	-			201,000

On January 27, 2015, Charles Farrahar resigned from his position as Chief Financial Officer and Treasurer of the Company, and was replaced by Jeffery Wright. Mr. Farrahar remains with the Company on a part-time basis as its Secretary.

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

The current annualized salaries of our executive officers are as follows:

Name & Position	Annual Salary
Jarrett Gorlin, CEO	$272,000
Patrick Kullmann, President & COO	$231,000
Jeffery Wright, CFO	$130,000
Dennis Moon, VP	$201,000

Director Compensation

The board established a policy of paying outside (non-employee) directors $5,000 per quarter for each full quarter of service.

In 2014, outside directors (totaling 8 persons) were paid $140,000 in director’s fees, but no equity compensation was issued.

In 2015, outside directors (totaling 9 persons) were paid $120,000 in director’s fees. On January 6th, 2016, the board voted that all non-employee members of the Board of Directors will receive 3rd and 4th quarter 2015 director’s fees as stock grants.  We issued an aggregate of 94,737 stock grants on January 6th, 2016 as a result.

Outstanding Equity Awards at 2015 Fiscal Year-End

Equity awards granted to the named executive officers in 2014 and 2015 were 0 and 100,000, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is presented for each person we know to be a beneficial owner of 5% or more of our securities, each of our directors and executive officers, and our officers and directors as a group.

The percentage of common equity beneficially owned is based upon 11,256,175 shares of Common Stock issued and outstanding as of April 12, 2016, under the assumption that all Streamline shareholders submit their transmittal letters to receive their proportional interest in shares of Medovex common stock.

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

	Number of Shares Beneficially Owned(1)		Percentage of common equity beneficially owned
Scott M.W. Haufe, M.D., Director	774,110	(2)(4)	6.6%
Jarrett Gorlin, Director and Officer	517,037	(3)(10)	4.4%
Larry W. Papasan, Director	201,076	(4)	1.7%
John C. Thomas, Jr., Director	75,400		0.6%
Patrick Kullmann, Officer	224,932	(5)(8)	1.9%
Jeffery Wright, Officer	29,875	(7)	0.3%
Major General C.A. “Lou” Hennies, Chairman	104,288	(4)	0.9%
James R. Andrews, M.D., Director	104,288	(4)	0.9%
Thomas E. Hills, Director	104,288	(4)	0.9%
Steve Gorlin, Director and Co-Chairman	881,503	(6)	7.5%
Randal R. Betz, M.D., Director	104,288	(4)	0.9%
James R. Andrews, M.D., Director	104,288	(4)	0.9%
Dennis Moon, Officer	204,864	(9)	1.7%
Officers and Directors as a Group (12 persons)	3,430,237		24.2%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.

(2)
Includes 532,335 shares held by Morgan Stanley Smith Barney custodian for Nicole Haufe Roth IRA, 25,000 shares held by Haufe Family Limited Partnership and 209,275 shares held by Nicole Haufe. Mr. Haufe disclaims beneficial ownership of the shares.

(3)	Represents shares held by The Jarrett S. & Rebecca L. Gorlin Family Limited Partnership. Mr. Gorlin disclaims beneficial ownership of the shares.
(4)	Includes 7,500 shares pursuant to options exercisable within 60 days.

(5)	Includes 96,788 shares held by Pamela M.C. Kullmann. Mr. Kullmann disclaims beneficial ownership of Pamela M.C. Kullmann’s shares.
(6)	Includes 125,000 shares held by Mr. Gorlin's spouse, Deborah Gorlin. Mr. Gorlin disclaims beneficial ownership of Deborah Gorlin’s shares.
(7)	Includes 29,875 shares pursuant to options exercisable within 60 days.
(8)	Includes 17,413 shares pursuant to options exercisable within 60 days.
(9)	Includes 11,288 shares pursuant to options exercisable within 60 days.
(10)	Includes 10,200 shares pursuant to options exercisable within 60 days.

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

We authorized and reserved for issuance under the Plan an aggregate of 1,150,000 shares of our Common Stock.  As of December 31, 2015, we have granted an aggregate of 380,000 options to purchase common stock at a weighted average price of  $3.95 per share to certain employees, consultants and to outside directors.   If any of the awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 25, 2016, the Company entered into a modification agreement (the “Modification Agreement”) between the Company and Steve Gorlin, a Director of the Company pursuant to which the Company and Mr. Gorlin agreed to immediately convert the promissory note into an aggregate of 571,429 shares of its Common Stock eliminating the Company’s $1,000,000 debt obligation to Mr. Gorlin. On February 16, 2016, the Company and Steve Gorlin entered into an amendment to the Modification Agreement in order to reduce the number of shares of Common Stock that Mr. Gorlin is to receive upon the conversion of the $1,000,000 promissory note from 571,429 shares to 552,041 shares. In consideration for reducing the amount of shares of Common Stock that he was to receive, the Company agreed to reduce the exercise price of Mr. Gorlin's 500,000 warrants (the "Warrants") from $2.00 per share to $1.825 per share. In addition, certain anti-dilution provisions in the Warrants that may have allowed for the issuance of additional warrants were eliminated and an absolute floor of $1.70 per share was added. The amendment to the Modification Agreement was made to address certain concerns of the NASDAQ Stock Market.

The Company pays TAG Aviation (“TAG”), a company owned by CEO Jarrett Gorlin, for approximately 1,200 square feet of office space in Atlanta Georgia for executive office space at a rate of $1,800 per month plus related utilities. The rental rate is 90% of the amount billed to TAG Aviation by the owner of the property. The Company has also chartered aircraft from TAG Aviation. The total amount spent for chartered service with TAG Aviation was approximately $33,000 in 2014 and 26,000 in 2015. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party.

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

Marcum LLP (“Marcum”) served as our independent auditors for the fiscal year ended December 31, 2013. On January 27, 2015, we dismissed Marcum, and Frazier & Deeter, LLC became our independent auditor. The following is a summary of the fees billed to the Company for professional accounting services rendered for the fiscal years ended December 31, 2014 and 2015.

	Fiscal Year 2015	Fiscal Year 2014
Audit fees – Marcum	$--	$101,100
Audit fees – Frazier & Deeter	$125,155	10,000
Tax fees – Frazier & Deeter	12,500	$--
Total	$137,655	$110,100

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

(a)(1) Financial Statements. The following are filed as part of Item 15 of this Annual Report on Form 10-K:

(a)(3) Exhibits required by Item 601 of Regulation S-K.  The information required by this Section (a)(3) of Item 15 of this Annual Report on Form 10-K is set forth on the exhibit index that follows the Signatures page hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDOVEX CORP.
Date: April 14, 2016	By:	/s/ Jarrett Gorlin Jarrett Gorlin, Chief Executive Officer

Signature	Title	Date

/s/ Jarrett Gorlin	Chief Executive Officer, President and Director
Jarrett Gorlin	(Principal Executive Officer)	April 14, 2016

/s/ Jeffery Wright	Chief Financial Officer
Jeffery Wright	(Principal Financial and Accounting Officer)	April 14, 2016

/s/ Larry Papasan
Larry Papasan	Chairman of the Board of Directors	April 14, 2016

/s/ Clyde A. Hennies
Clyde A. Hennies	Director	April 14, 2016

/s/ Scott M.W. Haufe
Scott M.W. Haufe	Director	April 14, 2016

/s/ James R. Andrews
James R. Andrews	Director	April 14, 2016

/s/ Thomas E. Hills
Thomas E. Hills	Director	April 14, 2016

/s/ Randal R. Betz
Randal R. Betz	Director	April 14, 2016

/s/ Steve Gorlin
Steve Gorlin	Director	April 14, 2016

/s/ John Thomas
John Thomas	Director	April 14, 2016

 EXHIBIT INDEX

Exhibits
Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 16, among MedoveX Corp. f/k/a SpineZ Corp. and Debride Inc. (1)
2.2	Agreement and Plan of Merger, dated March 9, 2015 among MedoveX Corp. and Streamline, Inc. (2)
3.1	Articles of Incorporation of Spinez Corp. (1)
3.2
Certificate of Amendment to the Articles of Incorporation of Spinez Corp. (changing the name of the company to MedoveX Corp. and Effecting the Reverse Split of the Outstanding Shares of MedoveX Corp.’s Common Stock).

3.3	Bylaws of MedoveX Corp. (1)
4.1	Modification Agreement by and between the Company and Steve Gorlin dated January 25, 2016. (3)
4.2	Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated February 16, 2016. (4)
4.3	Second amendment to the Modification Agreement by and between the Company and Steve Gorlin dated March 25, 2016.
10.1	2013 Stock Incentive Plan. (1)
10.2	Employment Agreement between MedoveX Corp. and Jarrett Gorlin dated October 14, 2013. (1)
10.3	Employment Agreement between MedoveX Corp. and Patrick Kullmann dated October 14, 2013. (1)
10.4	Employment Agreement between MedoveX Corp. and Charlie Farrahar dated October 14, 2013. (1)
10.5	Employment Agreement between MedoveX Corp. and Dennis Moon dated November 11, 2013. (1)
10.6	Contribution and Royalty Agreement between MedoveX and Scott W. Haufe dated January 31, 2013. (1)
10.7	Co-Development Agreement between MedoveX Corp. and Dr. James Andrews dated September 30, 2013. (1)
10.8	Consulting Agreement between MedoveX Corp. and Robb Knie dated December 2, 2013. (1)
10.9	Engineering Services Agreement between MedoveX Corp. and Devicix, LLC dated November 25, 2013. (1)
10.10	Form of Indemnification Agreement. (1)
10.11	Promissory note issued on November 9, 2015 in favor of Steve Gorlin
10.12	Warrant issued on November 9, 2015 to Steve Gorlin
14	Business and Code of Ethics of MedoveX Corp. (1)
21.1	Subsidiaries of MedoveX Corp. *
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on December 9, 2014.
(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 11, 2015.
(3)	Incorporated by reference herein from the Current Report on Form 8-K filed on January 25, 2016.
(4)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 17, 2016.
(*)	Filed herewith