Form 10-Q
period 2016-03-31
Medovex Corp.
filed 2016-05-16
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 13, 2016, 11,316,764 shares of the registrant’s common stock were outstanding.

MEDOVEX CORP.

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to market, commercialize and achieve broader market acceptance for our products;

●	our ability to successfully expand, and achieve full productivity from, our sales, clinical support and marketing capabilities;

●	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our products; and

●	the estimates regarding the sufficiency of our cash resources, our ability to obtain additional capital or our ability to maintain or grow sources of revenue.

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

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Current Assets
Cash	$471,224	$1,570,167
Accounts receivable, Net	--	33,045
Prepaid expenses	155,622	169,839
Inventory	1,878	1,878
Total Current Assets	628,724	1,774,929

Property and Equipment, Net	26,023	24,838
Deposits	2,751	2,751
Developed Technology, Net	2,571,429	2,678,571
Trademark, Net	560,000	595,000
Goodwill	6,455,645	6,455,645
Total Assets	$10,244,572	$11,531,734
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$210,812	$278,309
Accrued liabilities	149,072	100,317
Interest payable	69,222	76,712
Notes payable	109,269	134,540
Total Current Liabilities	538,375	589,878
Long-Term Liabilities
Convertible debt	--	753,914
Notes Payable, net of current portion	149,748	164,726
Deferred Rent	786	491
Total Long-Term Liabilities	150,534	919,131
Total Liabilities	688,909	1,509,009
Stockholders' Equity
Preferred stock - $.001 par value: 500,000 shares
authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares
authorized, 11,808,216 and 11,256,175 shares issued at March 31, 2016 and December 31, 2015, respectively, 11,606,593 and 11,048,203 shares outstanding at March 31, 2016 (unaudited) and December 31, 2015, respectively	11,808	11,256
Additional paid-in capital	21,524,583	20,164,911
Due from Stockholder	(15,000)	(20,000)
Accumulated deficit	(11,965,728)	(10,133,442)
Total Stockholders' Equity	9,555,663	10,022,725
Total Liabilities and Stockholders' Equity	$10,244,572	$11,531,734

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015

Revenues	$--	$--

Operating Expenses
General and administrative	1,130,711	1,149,723
Sales and marketing	21,272	--
Research and development	189,283	304,719
Depreciation and amortization	144,170	--
Total Operating Expenses	1,485,436	1,454,442

Operating Loss	(1,485,436)	(1,454,442)

Other Expenses
Interest Expense	346,850	--
Total Other Expenses	346,850	--
Net Loss	$(1,832,286)	$(1,454,442)

Basic and diluted net loss per common share	$(0.16)	$(0.16)

Shares used in computing basic and diluted net loss per share	11,624,202	9,381,175

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2016

	Common Stock		Additional Paid-in	Due From	Accumulated	Stockholders'
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance - December 31, 2015	11,256,175	$11,256	$20,164,911	$(20,000)	$(10,133,442)	$10,022,725
Conversion of promissory note on January 25, 2016	552,041	552	1,071,961	--	--	1,072,513
Warrant price modification on January 25, 2016	--	--	18,050	--	--	18,050
Warrant price modification on February 16, 2016	--	--	7,670	--	--	7,670
Repayment of due from stockholder through forgone director fees	--	--	--	5,000	--	5,000
Stock based compensation	--	--	261,991	--	--	261,991
Net loss	--	--	--	--	(1,832,286)	(1,832,286)
Balance - March 31, 2016	11,808,216	$11,808	$21,524,583	$(15,000)	$(11,965,728)	$9,555,663

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,832,286)	$(1,454,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,028	1,485
Amortization of intangible assets	142,142	--
Amortization of debt discount	246,086	--
Debt conversion expense	68,694	--
Stock based compensation	261,991	47,377
Straight-line rent adjustment	295	--
Non-cash directors fees	5,000	--
Adjustment of fair value of warrant modification	25,720	--
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	33,045	--
Prepaid expenses	14,217	34,133
Accounts payable	(67,497)	118,655
Interest payable	(3,671)	--
Accrued liabilities	48,755	13,691
Net Cash Used in Operating Activities	(1,055,481)	(1,239,101)
Cash Flows from Investing Activities
Acquisition of Streamline, Inc., net of cash received	--	(1,496,478)
Expenditures for property and equipment	(3,213)	(4,022)
Net Cash Used in Investing Activities	(3,213)	(1,500,500)

Cash Flows from Financing Activities
Principal payments under note payable obligation	(40,249)	--
Proceeds from issuance of common stock from underwriter’s overallotment	--	1,084,136
Net Cash (Used in) Provided by Financing Activities	(40,249)	1,084,136
Net Decrease in Cash	(1,098,943)	(1,655,465)
Cash - Beginning of period	1,570,167	6,684,576
Cash - End of period	$471,224	$5,029,111
Non-cash investing and financing activities

Issuance of common stock for acquisition of Streamline	$--	$8,437,500
Repayment of due from stockholder through forgone director fees	5,000	--
Conversion of note and accrued interest to common stock	1,072,513	--
Non-cash investing and financing activities	$1,077,513	$8,437,500

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

Unaudited interim results

The accompanying consolidated balance sheet as of March 31, 2016, consolidated statements of operations for the three months ended March 31, 2016 and 2015, statement of changes in stockholders’ equity for the three months ended March 31, 2016 and the statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2016 and results of operations and cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in the notes to the consolidated financial statements related to the three month periods are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Use of Estimates

In preparing the financial statements, generally accepted accounting principles in the United States (U.S. GAAP) requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates include the fair value, useful life and carrying amount of its patented technology, the deferred income tax asset and the related valuation allowance, and the fair value of its share based payment arrangements.

For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at March 31, 2016 and December 31, 2015 consists of funds deposited in checking accounts with commercial banks.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits. At December 31, 2015 and March 31, 2016, the Company had cash deposits that exceeded federally insured deposit limits.

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

Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. The Company did not have any bad debt expense for the three months ended March 31, 2016 and 2015.

Inventory

Inventory consists of a finished goods unit of the Streamline IV Suspension System (IV Poles). Inventory is valued at the lower of cost or market, using the first–in, first-out (FIFO) method. The Company does not believe any inventory reserve is required as of March 31, 2016.

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

Advertising

The Company expenses all advertising costs as incurred. For the three months ended March 31, 2016 and 2015, advertising costs were approximately $21,000 and $0, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the ASC 718, Stock Compensation. ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718, awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations

Income Taxes

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

ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015, and March 31, 2016 the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2016, the Company has not incurred any interest or penalties relating to uncertain tax positions.

The Company’s evaluation was performed for the tax years ending December 31, 2015, 2014 and 2013, which remain subject to examination by major tax jurisdictions as of March 31, 2016.  The Company does not have any tax years that are no longer subject to U.S. federal, state, and local, or non-US income tax examinations.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. There is no difference between the basic and diluted net loss per share. 1,974,783 warrants and 594,900 common stock options outstanding were considered anti-dilutive at March 31, 2016. 185,000 stock options were considered anti-dilutive at March 31, 2015.

Business combinations

The Company completed an acquisition on March 25, 2015. This transaction was recorded using guidelines provided by ASC 805, Business Combinations. Following these guidelines, the consideration paid by MedoveX for Streamline was measured on the date of acquisition. An independent valuation of Streamline was performed using the discounted cash flow method. Based on the estimated value of Streamline, the consideration paid by MedoveX and the tangible assets of Streamline, Management determined the intangible portion of the purchase price should be assigned between developed technology, trademark, and goodwill. Refer to Note 4 for the summary of the purchase price allocation based on the completion of the valuation of the assets and liabilities assumed.

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

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:
	Useful Life	March 31, 2016	December 31, 2015
Furniture and fixtures	5 years	$19,636	$18,385
Computers and software	3 years	18,237	16,275
		37,873	34,660
Less accumulated depreciation		(11,850)	(9,822)

Total		$26,023	$24,838

Depreciation expense amounted to $2,028 and $1,485, for the three months ended March 31, 2016 and 2015, respectively.

Note 4 - Acquisition

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

Per the approved Agreement and Plan of Merger with Streamline, the Company was to issue an aggregate of 1,875,000 shares of MedoveX common stock upon receipt of a transmittal letter from each Streamline shareholder. As of March 31, 2016, the Company had received transmittal letters from Streamline shareholders representing 1,673,377 shares of MedoveX common stock. While the assumption is the remaining shareholders will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are issued. Additionally, 200,000 shares of MedoveX common stock are being held in escrow until September 25, 2016 to secure Streamline’s indemnification obligations under the Merger Agreement.  The terms of the Merger Agreement also require a commitment by MedoveX to supply a minimum of $750,000 in working capital to the Streamline subsidiary, to fund the operations and product development of the Company as needed. Of the $750,000 working capital commitment, approximately $129,000 and $11,000, has been funded for the three month periods ended March 31, 2016 and 2015, respectively. Of the $750,000 working capital commitment, approximately $641,000 has been funded through March 31, 2016.

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

Note 5 - Equity Transactions

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

On January 6, 2016, the Board of Directors authorized the Company to issue options to purchase an aggregate of 214,900 shares of common stock to certain employees and consultants. The stock options vest as follows: 25% on date of grant and 25% on each of the next three years after the grant date. The options issued are exercisable at a price of $0.95, which is equal to the market value of the common stock on the date of the grant.

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

The significant assumptions used to estimate the fair value of the equity awards granted are;

Grant date	January 6, 2016
Weighted Fair value of options granted	$0.67
Expected term (years)	6
Risk-free interest rate	1.82%
Volatility	83%
Dividend yield	None

For the three months ended March 31, 2016 and 2015, the Company recognized approximately $262,000 and $47,000, respectively, as compensation expense with respect to the stock options.

Stock Option Activity

As of March 31, 2016, there were 384,925 shares of time-based, non-vested stock options. As of March 31, 2016 there was approximately $561,864 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.51 years.

The following is a summary of stock option activity at March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at 12/31/2015	380,000	$3.95	9.1	$--

Granted	214,900	$0.95	9.8	$--
Exercised	--	--	--	$--
Cancelled	--	--	--	$--
Outstanding at 3/31/2016	594,900	$2.87	9.2	$--
Exercisable at 3/31/2016	209,975	$3.28	9.2	$--

Note 6 - Commitments

Operating Leases

Office Space
The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,500 and $7,900 for the three months ended March 31, 2016 and 2015, respectively.

On July 8, 2015, the Company entered into a commercial building lease agreement with Sugar Oak Kimball Royal, LLC. The thirty-six month lease, having commenced on August 1, 2015, provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA. Base annual rent is initially set at approximately $2,750 per month.

Total lease expense for the three months ended March 31, 2016 was approximately $8,250 related to this lease.  Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

December 31, 2016	$25,000
December 31, 2017	35,000
December 31, 2018	21,000
$81,000

Equipment
The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015.  The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.  Total lease expense for the three month period ended March 31, 2016 was approximately $700. Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ended:

December 31, 2016	$2,000
December 31, 2017	2,600
December 31, 2018	800
$5,400

Purchase Orders

For the three months ended March 31, 2016 and 2015, the Company had approximately $514,000 and $409,000 respectively, in outstanding purchase order obligations related to the build of the DenerveX device to Nortech and Bovie Inc.

Consulting Agreements

On December 2, 2013, the Company engaged one of its founding stockholders to provide business development consulting services over a one-year period at a fee of $10,000 per month. The agreement was subsequently extended and increased to $35,000 per month in 2015. Effective January 1, 2016, the fee was modified to $5,000 per month through June 2016. Either party can cancel this agreement upon 30 days’ written notice.

On July 1, 2015, the Company engaged Dirk Kemmstedt to provide sales, marketing and distribution consulting services over a six-month period for $55,000. Effective January 1, 2016, this consulting agreement was modified to decrease the monthly compensation to $5,000 through June 30, 2016.

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

The Company is obligated to reimburse Bovie up to $295,000 under this agreement for development of the generator. For the three months ended March 31, 2016 and 2015, the Company paid approximately $0 and $19,000, respectively, under this agreement.

Note 7 – Long Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2015. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $26,033 and carry an annual percentage interest rate of 4.65%.

The Company had an outstanding balance of approximately $51,000 at March 31, 2016 related to the agreement.

Promissory Notes

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The promissory notes had outstanding balances of approximately $208,000 and $223,000 at March 31, 2016 and December 31, 2015, respectively.

Expected future payments related to the promissory notes as of March 31, 2016, are approximately as follows:

For the year ended:

2016	$53,000
2017	68,000
2018	68,000
2019	19,000
$208,000

The Company paid interest expense related to the promissory notes for the three months ended March 31, 2016 in the amount of approximately $2,800. The Company did not pay any interest expense related to the promissory notes for the three months ended March 31, 2015. The Company had unpaid accrued interest in the amount of approximately $69,000 at March 31, 2016 and December 31, 2015 related to the promissory notes.

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

The Convertible Note provided that the principal and accrued but unpaid interest could be converted into common stock at $2 per share. The outstanding principal was to earn interest at a rate of 5.5% per annum and was to be paid quarterly. The Company also issued a 3 year warrant to Mr. Steve Gorlin to purchase 500,000 shares of common stock at $2.20 per share (see Note 8).

On January 25, 2016, the Company entered into a modification agreement (the “Modification Agreement”) with Mr. Steve Gorlin.  Mr. Gorlin agreed to immediately convert the promissory note into an aggregate of 571,429 shares of its Common Stock, eliminating the Company’s $1,000,000 debt obligation and any accrued interest in exchange for amending the conversion price of the promissory note from $2.00 per share to $1.75 per share.  The closing price of the Common Stock was $1.32 on January 25, 2016.  The fair value of the difference between the shares Mr. Gorlin received (552,041) and the shares he would have received under the original conversion terms (500,000) amounts to approximately $69,000, which has been recorded as additional interest expense.

Additionally, Mr. Gorlin also agreed to acquire 571,429 additional shares of Common Stock at a price of $1.75 per share for a total purchase price of $1,000,000 within two months from the date of the agreement. The January 25, 2016 modification agreement also amended the exercise price of the warrant issued to Mr. Gorlin on November 9, 2015 from $2.20 per share to $2.00 per share (see note 8).

On February 16, 2016, the Company and Steve Gorlin entered into an Amendment to the Modification Agreement in order to reduce the amount of shares of Common Stock that Mr. Gorlin was to receive upon the conversion of the $1,000,000 promissory note from 571,429 ($1.75 per share) shares to 552,041 ($1.81 per share) shares. In consideration for reducing the amount of shares of common stock that he was to receive, the Company agreed to reduce the exercise price of Steven Gorlin’s 500,000 share warrant from $2.00 per share to $1.825 per share (see Note 8). This amendment to the Modification Agreement was made to address certain concerns of the NASDAQ.

On March 15th, the Board of Directors approved a second amendment to the Modification Agreement. The date for making the second installment of $1,000,000 was extended to November 1, 2016. Additionally, the language in the Note was changed to clarify that the consideration received by the Company on the first installment was in the form of $970,000 cash and $30,000 in directors’ fees due to Mr. Steve Gorlin. The $30,000 in directors’ fees was recorded as a reduction in equity and expensed as earned. $10,000 of directors fees were earned in 2015 after issuance of the note. For the three months ended March 31, 2016, $5,000 of directors’ fees were earned by Mr. Gorlin to reduce the balance outstanding to $15,000.

The Company originally recorded both the convertible debt and the accompanying warrant on a relative fair value basis of approximately $715,000 and $285,000, respectively. The closing price of the Company’s stock on the day prior to issuing the convertible debt was $1.75 per share. See Note 8 for the inputs used to value the warrant as of the respective issue date. Steve Gorlin was also granted piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Note and upon exercise of the warrants.

Note 8 – Common Stock Warrant

As described in Note 7, on November 9, 2015, the Company issued a warrant to Steve Gorlin to purchase 500,000 shares of common stock at an exercise price of $2.20 as additional incentive for making the loan. The warrant is exercisable for up to three years from the date of issuance. The fair value of the warrant at the date of issuance was determined to be approximately $398,000 using the Black-Scholes-Merton valuation technique and, based on the relative fair value of both the convertible debt and the warrant, was recorded at approximately $715,000 and $285,000, respectively. Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of the warrant are designated as Level 1 since all of the significant inputs were observable, and quoted prices were available for the four comparative companies in an active market.

The inputs used to value the warrant as of the respective issue date are as follows:

●	The market price of the Company’s stock on November 9, 2015 of $1.71
●	Exercise price of the warrant: $2.20
●	Life of the warrant: 3 years
●	Risk free return rate: 1.27%
●	Annualized volatility rate of four comparative companies: 81%

As more fully described in Note 7, the Company entered into two modification agreements with Steve Gorlin related to the convertible debt. Both of the modification agreements amended the exercise price of the warrant issued to Mr. Gorlin.  For both modifications, the Company calculated the fair value of the warrants immediately before and after the modification and recorded the difference as an increase to additional paid in capital and interest expense.

The inputs used to value the warrants as of the January 25, 2016 modification dates are as follows:

●	The market price of the Company’s stock of $1.32
●	Life of the warrant: 3 years
●	Risk free return rate: 1.11%
●	Annualized volatility rate of four comparative companies: 99.66%

The inputs used to value the warrants as of the February 16, 2016 modification dates are as follows:

●	The market price of the Company’s stock of $1.43
●	Life of warrant: 3 years
●	Risk free return rate: 0.93%
●	Annualized volatility rate of four comparative companies: 100.34%

The Company recognized approximately $26,000 in expenses related to the changes in the fair value of the warrant for the three months ended March 31, 2016.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 9 – Intangible Assets

Intangible assets are summarized as follows:

Amortized	Amortization Lives	March 31, 2016 Cost	December 31, 2015 Cost
Developed Technology	7	$3,000,000	$3,000,000
Trademark	5	700,000	700,000
Total		3,700,000	3,700,000
Less Accumulated Amortization		(568,572)	(426,429)
Net		3,131,428	3,273,571

Non Amortized
Goodwill		6,455,645	6,455,645

Total		$9,587,073	$9,729,216

Amortization expense related to intangible assets for the three months ended March 31, 2016 and 2015 was $142,143 and $0, respectively.

Expected future amortization of intangible assets as of March 31, 2016, is as follows:
Year ending December 31,	Estimated Amortization Expense
2016	$427,000
2017	569,000
2018	569,000
2019	569,000
2020	464,000
Thereafter	534,000
$3,132,000

Note 10 - Income Taxes

For the period from February 1, 2013 (inception) to March 31, 2016, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2015 and March 31, 2016, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2015 or March 31, 2016. The Company has not undergone any tax examinations since inception.

Note 11 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. No general aviation expenses were paid to TAG for the three months ended March 31, 2016, and March 31, 2015.

Operating Lease

As described in Note 6, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Rent payments under this arrangement are $1,800 per month.

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,500 and $7,900 for the three months ended March 31, 2016 and 2015, respectively.

Consulting Expense

On December 2, 2013, the Company engaged a founding stockholder who owns 375,000 shares of its common stock to provide the Company with business development advisory services. Fees under this arrangement included a $45,000 up-front payment that was non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement. On January 1, 2015, this consulting agreement was modified to increase the monthly compensation to $35,000 through December 2015. Effective January 1, 2016, the fee was modified again to $5,000 per month through June 2016. Either party can cancel this agreement upon 30 days’ written notice. The Company paid $15,000 and $105,000, respectively, for the three months ended March 31, 2016 and 2015, under this new arrangement.

Convertible Debt

As more fully described in Note 7, on November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a related party, for the principal amount of up to $2,000,000.

Note 12 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through March 31, 2016, we have paid approximately $1,183,000 to Devicix.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice. The Company incurred expenses of approximately $117,000 and $156,000 for the three months ended March 31, 2016 and 2015, respectively, of which approximately $24,000 was included in accounts payable as of March 31, 2016.

Denervex Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. As described in Note 6, in November 2014, the Company contracted with Bovie International to customize one of their existing electrocautery generators for use with DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX was obtained. The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates.

The Company paid approximately $0 and $19,000 for the three months ended March 31, 2016 and 2015, respectively, under this agreement. Through March 31, 2016, we have paid approximately $287,000 to Bovie.

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 1,200 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. The Company paid approximately $29,000 and $87,000 to Nortech for the three months ended March 31, 2016 and 2015, respectively. Through March 31, 2016, we have paid approximately $318,000 to Nortech, of which approximately $9,000 was included in accounts payable as of March 31, 2016.

Note 13– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $1,832,000 and $1,454,000 for the three months ended March 31, 2016 and 2015, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

To date, the Company’s sole source of funds has been from the issuance of debt and equity.

In January 2015, the underwriter for the public offering exercised the overallotment of shares pursuant to the initial public offering, netting another $1,084,000.

As discussed in Note 7, the Company issued a promissory note for up to $2,000,000 of convertible debt on November 9, 2015 to Steve Gorlin, a director and father of Jarrett Gorlin, the Company’s CEO. The Company received $970,000 in cash and the elimination of $30,000 of future directors’ fees upon execution of the agreement. A second installment of $1,000,000 is expected to be made by Mr. Steve Gorlin by November 1, 2016.

As discussed in Note 14, in April 2016, a private placement of common stock raised approximately $1,167,000 in cash for the Company, net of fees.

The Company is exploring additional fundraising options for the remainder of 2016. However, if the Company is unable to raise sufficient financing, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 14 - Subsequent Events

In April 2016, the Company entered into a unit purchase agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $1,000,000 and up to a maximum of $2,000,000 of units. Each unit had a purchase price of $100,000 and consisted of (i) 86,957 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.15 per share, and (ii) a warrant to purchase 43,478 shares of common stock. Each warrant has an initial exercise price of $1.30 per share and is exercisable six months following the date of issuance for a period of five (5) years from the date of issuance.

At the initial closing, the Company issued to the Investors 1,002,195shares of common stock and warrants to purchase 501,097 shares of common stock and received gross proceeds of $1,157,035.  In connection with the initial closing of the offering, the Company paid the placement agent a cash fee of $138,845 and will issue five year warrants to purchase up to 150,487 shares to the placement agent with an exercise price of $1.30 per share.  In addition, the Company reimbursed the placement agent for its expenses.

At the final closing, the Company issued to the investors an additional 209,565 shares of common stock and warrants to purchase 104,782 shares of Common Stock and received gross proceeds of $240,999.  In connection with the final closing of the offering, the Company paid the placement agent a cash fee of $28,920 and will issue five year warrants to purchase up to 20,956 shares to the placement agent with an exercise price of $1.30 per share.

The final closing constituted the completion of the offering, which, in the aggregate, yielded $1,398,034 in gross proceeds to the Company and a total of 1,211,760 shares and warrants to purchase 605,880 shares to be issued to investors. The placement agent collected an aggregate of approximately $222,000 in total fees relating to the offering, and was also issued warrants to purchase an aggregate of 181,992 shares.

In May 2016, the Board of Directors authorized Management to seek buyers for Streamline, Inc., the Company’s wholly owned subsidiary acquired in March 2016. The Company seeks additional funds to complete the development and launch of the Company’s primary product, the DenerveX device. Selling this business unit could raise the necessary funds in a non-dilutive manner to existing shareholders.  The Company is presently carrying Streamline related debt of approximately $273,000, and approximately $9,600,000 in intangible assets related to developed technology, trademark and goodwill.  Streamline is immediately available for sale in its present condition.

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

Overview

MedoveX Corp. (the “Company”) was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride, which was incorporated under the laws of Florida on October 1, 2012, but did not commence operations until February 1, 2013.  Spinez Corp. changed its name to MedoveX Corp. and effected a 1-for-2 reverse split of its stock in March 2014.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through March 31, 2016, we have paid approximately $1,183,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 1,200 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through March 31, 2016, we have paid approximately $318,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through March 31, 2016, we have paid approximately $287,000 to Bovie towards the $295,000 total.

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

Also in August 2015, we entered into two medical advisory board agreements with European leading spine surgeons Dr. Martin Deeg and Dr. Karsten Ritter-Lang. Under the terms of the agreements, both doctors will leverage their expertise, experience and relationships in the spine treatment space, specifically the Facet Joint pain area by advising us on matters related to its technology and the area of Facet Joint pain therapies. They will also provide services to help introduce the DenerveX System to other leading physicians and medical professionals. Through March 31, 2016, we have paid approximately $9,500 to Dr. Martin Deeg.

In April 2016, we entered into an international distribution agreement with Innosurge, a supplier of innovative orthopedic surgery equipment. The agreement covers the distribution of the DenerveX System throughout Scandinavia, including Denmark, Sweden, Norway and Finland.

The Company has entered into some of the final stages of the development and verification of the DenerveX Device and the DenerveX power generator as a system.  Final development, testing and verification to set standards is the main focus for these final stages.   Additionally, the company will be testing the DenerveX System in an extensive living tissue model under very strict Good Laboratory Practice Standards to measure, verify, and establish its’ effectiveness for performance as a system.  Other testing will include device sterilization, shelf life verification, shipping and performance testing to very specific standards. The DenerveX power generator will also be safety tested by a world leader in safety performance testing. SGS, a highly respected testing and verification firm will test the DenerveX System using an extensive set of testing standards.

IV Suspension System

On March 25, 2015, we acquired Streamline, Inc. (“Streamline”) in exchange for the issuance of an aggregate of 1,875,000 shares of our common stock (200,000 shares of which will be held in escrow for 18 months from March 25, 2015) and approximately $1,397,000 of cash, which has been sent to the paying agent for distribution to Streamline shareholders. As of March 31, 2016, the Company had received transmittal letters from Streamline shareholders representing 1,673,377 shares of MedoveX common stock. While the assumption is the remaining shareholders will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are delivered. The terms of our agreement with Streamline also required a commitment to supply a minimum of $750,000 in working capital to Streamline, which is in the business of designing, developing, manufacturing and marketing 510(k) and 510(k) exempt products for use in the medical field.

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

The Company expects cost of sales as a percentage of revenue to decrease as older inventory levels are depleted and sales of the IV Poles increase.  The Company did not sell any of the Streamline ISS IV poles during the three months ended March 31, 2016.

Operating Expenses

We classify our operating expenses into four categories: research & development, sales & marketing, general & administrative, and depreciation & amortization.

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

General and Administrative Expenses

Beginning in October 2013, the Company hired full time management, began sourcing vendors, retained consultants and commenced other activities consistent with a new operation. Prior to that time, most activity focused on the Company’s initial capital raise under Regulation D of the Securities Act of 1933 and in securing its initial product applications. For the three months ended March 31, 2016 and 2015, the Company paid approximately $400,000 and $260,000, respectively, in personnel costs.

For the three months ended March 31, 2016 and 2015, the Company paid approximately $349,000 and $607,000, respectively, in professional fees, of which approximately $20,000 were Streamline professional fees funding the working capital commitment. For the three months ended March 31, 2016 and 2015, the Company paid approximately $22,000 and $64,000, respectively, in travel expenses, of which approximately $5,600 were Streamline travel expenses funding the working capital commitment. We paid less in general and administrative expenses in Q1 2016 versus Q1 2015 primarily due to the fees incurred as part of the consummation of the acquisition of Streamline. We also continued to maintain a concerted effort during the three months ended March 31, 2016 to keep general and administrative expenses down due to lower working capital balances. Outside of acquisition-related costs, general and administrative expenses incurred continue to support research and development activities, commercialization of our product candidate as well as our continued overall costs of operating as a public company. These fees have included increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have continued to incur costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Sales & Marketing Expenses

For the three months ended March 31, 2016, the Company paid approximately $21,000 in sales and marketing expenses compared to $0 for the three months ended March 31, 2015. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the pre-launch of the DenerveX in Europe.

Depreciation & Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $2,000 in depreciation expense for the three months ended March 31, 2016 compared to approximately $1,500 for the three months ended March 31, 2015.

For the three months ended March 31, 2016, the Company recognized approximately $142,000 in amortization expense. The Company did not recognize any amortization expense for the three months ended March 31, 2015.

No amortization expense was incurred during the three month period ended March 31, 2015 as the acquisition of Streamline did not occur until the end of the first quarter.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Total operating expenses increased approximately $31,000, or 3%, to approximately $1,485,000 for the three months ended March 31, 2016, as compared to approximately $1,454,000 for the three months ended March 31, 2015. The increase in expenses is primarily the result of additional stock option expenses in the first quarter of 2016 as compared to the three months ended March 31, 2015. Additionally, the increase is attributable to the amortization of intangible assets acquired from Streamline. The decrease in professional expenses as compared to the prior year is due primarily to expenses we incurred as part of the consummation of the acquisition of Streamline as well as a decrease in certain consulting expenses. We continued to incur similar Product development costs associated with the DenerveX device as well as costs incurred related to being a public entity.  We incurred approximately $374,000 in interest expense for the three months ended March 31, 2016, and did not occur any interest expense for the three months ended March 31, 2015.  The increase in interest expense is primarily related to debt conversion costs.

Liquidity and Capital Resources

Sources of Liquidity

To date our operations have been funded with the issuance of debt and equity. On November 9, 2015, we issued a convertible promissory note to Steve Gorlin, a related party, for up to $2,000,000, the principal to be advanced in two installments. We received $970,000 in cash and the reduction in obligation of $30,000 in directors’ fees on November 9, 2015. This $1,000,000 in debt was subsequently converted into equity in January 2016, ultimately in exchange for 552,041 shares of common stock. On March 1, 2016, the Board of Directors approved extending the date for the second installment of $1,000,000 to November 1, 2016. The debt presented on our March 31, 2016 balance sheet is comprised of two promissory notes issued by Streamline prior to our acquisition of that entity in March 2015 and a finance agreement for the Company’s annual D&O insurance premium. The two notes total approximately $208,000 at March 31, 2016, and the finance agreement totals approximately $51,000 at March 31, 2016. Payments on the finance agreement are due in equal quarterly installments. Our equity funding stems from both the private sale of common stock and an initial public offering of common stock.  Net of transaction costs, we raised approximately $6,732,000 in the initial public offering in December 2014, and approximately $1,084,000 from the exercise of the underwriter’s overallotment in January 2015. In April 2016 the Company raised approximately $1,167,000 in net proceeds upon the closing of a private placement of common stock.  Since we believe that the likelihood of obtaining traditional debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock or some type of structured capital arrangement involving a combination of debt with an equity component.

Working Capital
	March 31, 2016	December 31, 2015
Current Assets	$629,000	$1,775,000
Current Liabilities	538,000	590,000
Working Capital	$91,000	$1,185,000

Cash Flows

Cash activity for the three months ended March, 2016 and 2015 is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(1,055,000)	$(1,239,000)
Cash used in investing activities	(3,000)	(1,500,000)
Cash (used in) provided by financing activities	(40,000)	1,084,000
Net decrease in cash and cash equivalents	$(1,098,000)	$(1,655,000)

For the three months ended March 31, 2016 and 2015, the Company has used approximately $1,055,000, and $1,239,000, respectively, for operating activities. As of March 31, 2016, the Company had approximately $471,000 of cash on hand.

Funding Requirements

While the DenerveX product is in the final stages of development and testing, we anticipate our cash expenditures will continue to increase as we complete the Device Verification (DV) build and testing of product for the DenerveX device and commencement of the Good Laboratory Practice (GLP) in live tissue testing on our path to submitting for CE mark and eventual FDA approval. Additionally, we anticipate an increase in expenditures of cash to support both a European clinical study to obtain additional clinical data to support marketing goals and to pursue a strategy for an anticipated U.S. clinical trial for eventual U.S. FDA clearance and to support our launch for the product into the European Union.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2015 and 2014. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.   Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our products can generate enough revenue to offset our research and development, general and administrative and sales and marketing expenses. We received approximately $1,167,000 net proceeds in a private placement of common stock in April 2016. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and other fund raising initiatives. There can be no assurance we will be successful in our operational plans. If Streamline ISS IV pole sales are less than anticipated, or we incur higher than anticipated expenses preparing for approval and launch of our DenerveX product, we could need additional funding later in 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company has long term contractual obligations for the two promissory notes issued to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund. Both of the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund notes were assumed in conjunction with the consummation of the Streamline acquisition on March 25, 2015, and require combined monthly payments of $5,661 into the third quarter of 2019. The Company has a commercial building lease agreement with Sugar Oak Kimball Royal, LLC for rent and utility costs for building space at a cost of approximately $3,000 per month through July 2018.

The Company does not have any other long term contractual obligations. The Company currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $1,800 per month, which it believes is at fair market value. The Company also has one consulting agreement with a monthly payment of $5,000 which either party can cancel with 30 days’ notice. We have employment agreements with each of our executive officers that commit us to a six month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs almost all of the accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

The Company deems Manfred Sablowski, our Senior Vice President of Sales & Marketing, to be a named Executive Officer of the Company. As such, Mr. Sablowski is subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended

ITEM 6.         EXHIBITS.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016

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