Form 10-Q
period 2016-06-30
Medovex Corp.
filed 2016-08-22
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
☐ Yes ☒No

As of August 19, 2016, 11,357,298 shares of the registrant’s common stock were outstanding.

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

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Current Assets
Cash	$288,135	$1,570,167
Prepaid expenses	127,764	169,253
Current assets held for sale	1,878	35,509
Total Current Assets	417,777	1,774,929

Property and Equipment, Net	24,980	23,724
Deposits	2,751	2,751
Goodwill	--	6,455,645
Noncurrent Assets Held for Sale	1,500,986	3,274,685
Total Assets	$1,946,494	$11,531,734
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$181,347	$278,309
Accrued liabilities	164,433	92,634
Interest payable	--	7,490
Notes payable	24,536	76,586
Current liabilities held for sale	128,686	134,859
Total Current Liabilities	499,002	589,878
Long-Term Liabilities
Convertible debt	--	753,914
Noncurrent liabilities held for sale	134,613	164,726
Deferred Rent	1,083	491
Total Long-Term Liabilities	135,696	919,131
Total Liabilities	634,698	1,509,009
Stockholders' Equity
Preferred stock - $.001 par value: 500,000 shares authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares authorized, 13,057,476 and 11,256,175 shares issued at June 30, 2016 and December 31, 2015, respectively, 12,855,423 and 11,048,203 shares outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	13,057	11,256
Additional paid-in capital	22,818,251	20,164,911
Due from Stockholder	(10,000)	(20,000)
Accumulated deficit	(21,509,512)	(10,133,442)
Total Stockholders' Equity	1,311,796	10,022,725
Total Liabilities and Stockholders' Equity	$1,946,494	$11,531,734

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$--	$--	$--	$--
Operating Expenses
General and administrative	1,100,082	1,389,111	2,150,961	2,525,531
Sales and marketing	40,496	7,000	61,768	11,000
Research and development	233,303	284,543	376,486	589,265
Depreciation and amortization	2,046	1,700	4,009	3,200
Impairment of goodwill	6,455,645	--	6,455,645	--
Impairment loss	1,584,048	--	1,584,048	--
Total Operating Expenses	9,415,620	1,682,354	10,632,917	3,128,996

Operating Loss	(9,415,620)	(1,682,354)	(10,632,917)	(3,128,996)

Other Expenses
Interest expense	--	--	344,093	--
Total Other Expenses	--	--	344,093	--

Loss from Continuing Operations	(9,415,620)	(1,682,354)	(10,977,010)	(3,128,996)

Discontinued Operations
Loss from discontinued operations	128,163	178,470	399,060	189,011
Total Loss from Discontinued Operations	(128,163)	(178,470)	(399,060)	(189,011)

Net Loss	$(9,543,783)	$(1,860,824)	$(11,376,070)	$(3,318,007)

Basic and diluted net loss per common share
from continuing operations	$(0.72)	$(0.17)	$(0.89)	$(0.32)

Basic and diluted net loss per common share
from discontinued operations	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Basic and diluted net loss per common share	$(0.73)	$(0.19)	$(0.92)	$(0.34)

Basic and diluted weighted average common shares outstanding	13,057,476	10,006,175	12,340,839	9,693,675

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2016

						Total
	Common Stock		Additional	Due From	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Stockholder	Deficit	Equity
Balance - December 31, 2015	11,256,175	$11,256	$20,164,911	$(20,000)	$(10,133,442)	$10,022,725
Conversion of promissory note on January 25, 2016	552,041	552	1,071,961	--	--	1,072,513
Warrant price modification on January 25, 2016	--	--	18,050	--	--	18,050
Warrant price modification on February 16, 2016	--	--	7,670	--	--	7,670
Repayment of due from stockholder through forgone director fees	--	--	--	10,000	--	10,000
Issuance of common stock in private placement, completed in April 2016, net offering costs, at $1.15 per share pursuant to a private placement dated April 19, 2016	1,002,195	1,002	660,737	--	--	661,739
Issuance of warrants in private placement, completed in April 2016, net offering costs, at $1.30 per share pursuant to a private placement dated April 19, 2016	--	--	307,451	--	--	307,451
Issuance of common stock in private placement, completed in April 2016, net offering costs, at $1.15 per share pursuant to a private placement dated April 29, 2016	209,565	209	139,698	--	--	139,907
Issuance of warrants in private placement, completed in April 2016, net offering costs, at $1.30 per share pursuant to a private placement dated April 29, 2016	--	--	67,172	--	--	67,172
Issuance of common stock in exchange for consulting services on May 3, 2016	37,500	38	47,962	--	--	48,000
Stock based compensation	--	--	332,639	--	--	332,639
Net loss	--	--	--	--	(11,376,070)	(11,376,070)
Balance - June 30, 2016	13,057,476	$13,057	$22,818,251	$(10,000)	$(21,509,512)	$1,311,796

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(11,376,070)	$(3,318,007)
Adjustments to reconcile net loss to net cashused in operating activities:
Depreciation	4,137	3,184
Amortization of intangible assets	189,522	--
Amortization of debt discount	246,086	--
Debt conversion expense	68,694	--
Impairment loss	1,584,048	--
Goodwill impairment loss	6,455,645	--
Stock based compensation	332,639	103,361
Straight-line rent adjustment	592	--
Non-cash investor relations fees	48,000	--
Non-cash directors fees	10,000	--
Adjustment of fair value of warrant modification	25,720	--
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	33,045	--
Prepaid expenses	42,075	26,934
Accounts payable	(96,962)	(284,279)
Interest payable	(3,670)	--
Accrued liabilities	64,116	85,771
Net Cash Used in Operating Activities	(2,372,383)	(3,383,036)
Cash Flows from Investing Activities
Acquisition of Streamline, Inc., net of cash received	--	(1,152,292)
Expenditures for property and equipment	(5,265)	(5,305)
Net Cash Used in Investing Activities	(5,265)	(1,157,597)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	1,176,270	--
Principal payments under note payable obligation	(80,654)	(9,358)
Proceeds from issuance of common stock from underwriter’s overallotment	--	1,084,136
Net Cash Provided by Financing Activities	1,095,616	1,074,778
Net Decrease in Cash	(1,282,032)	(3,465,855)
Cash - Beginning of period	1,570,167	6,684,576
Cash - End of period	$288,135	$3,218,721
Non-cash investing and financing activities
Issuance of common stock for acquisition of Streamline	$--	$8,437,500
Repayment of due from stockholder through forgone director fees	10,000	--
Issuance of common stock for investor relations services	48,000	--
Conversion of note and accrued interest to common stock	1,072,513	--
Non-cash investing and financing activities	$1,130,513	$8,437,500

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

Unaudited interim results

The accompanying consolidated balance sheets as of June 30, 2016, consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, statement of changes in stockholders’ equity for the six months ended June 30, 2016 and the statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2016 and results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. The financial data and other information disclosed in the notes to the consolidated financial statements related to the three and six month periods are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year.

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

Use of Estimates

In preparing the financial statements, generally accepted accounting principles in the United States (U.S. GAAP) requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates include the fair value, useful life, carrying amount and impairment of its patented technology, the deferred income tax asset and the related valuation allowance, and the fair value of its share based payment arrangements.

For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at June 30, 2016 and December 31, 2015 consists of funds deposited in checking accounts with commercial banks.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits.

At December 31, 2015 and June 30, 2016, the Company had cash deposits that exceeded federally insured deposit limits.

The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

Goodwill And Purchased Intangible Assets

Goodwill is reviewed for impairment annually on December 31st or more frequently if changes in circumstances or the occurrence of events suggest impairment exists using a two-step process. In step 1, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. See Note 11.

Other intangible assets consist of developed technology and a trademark. The Company reviews intangible assets for impairment as changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. See Note 11.

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

Advertising

The Company expenses all advertising costs as incurred. For the three and six months ended June 30, 2016, advertising costs were approximately $40,000 and $62,000, respectively. For the three and six months ended June 30, 2015, advertising costs were approximately $7,000 and $11,000, respectively.

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

ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015, and June 30, 2016 the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2016, the Company has not incurred any interest or penalties relating to uncertain tax positions.

The Company’s evaluation was performed for the tax years ending December 31, 2015, 2014 and 2013, which remain subject to examination by major tax jurisdictions as of June 30, 2016.  The Company does not have any tax years that are no longer subject to U.S. federal, state, and local, or non-US income tax examinations.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. There is no difference between the basic and diluted net loss per share. 2,752,105 warrants and 594,900 common stock options outstanding were considered anti-dilutive at June 30, 2016. 1,474,783 warrants and 235,000 common stock options were considered anti-dilutive at June 30, 2015.

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

Discontinued Operations

As more fully described in Note 10, in May 2016, management has been authorized to locate a buyer for Streamline Inc., the Company’s wholly owned subsidiary acquired in March 2015, by the Board of Directors. Streamline’s assets and liabilities have been reclassified as held for sale for all periods presented and the results of operations have been classified as discontinued operations for all periods presented. See Note 9.

reclassification

Some items in the prior period financial statements were reclassified to conform to the current period presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:
	Useful Life	June 30, 2016	December 31, 2015
Furniture and fixtures	5 years	$20,403	$17,271
Computers and software	3 years	18,237	16,275
		38,640	33,546
Less accumulated depreciation		(13,660)	(9,822)

Total		$24,980	$23,724

Depreciation expense amounted to $2,046 and $4,009, respectively, for the three and six months ended June 30, 2016. Depreciation expense amounted to $1,700 and $3,200, respectively, for the three and six months ended June 30, 2015.

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

Per the approved Agreement and Plan of Merger with Streamline, the Company was to issue an aggregate of 1,875,000 shares of MedoveX common stock upon receipt of a transmittal letter from each Streamline shareholder. As of June 30, 2016, the Company had received transmittal letters from Streamline shareholders representing 1,673,377 shares of MedoveX common stock. While the assumption is the remaining shareholders will return a letter, the agreement is structured such that if a shareholder does not return a letter, no shares are issued. Additionally, 200,000 shares of MedoveX common stock are being held in escrow until September 25, 2016 to secure Streamline’s indemnification obligations under the Merger Agreement.  The terms of the Merger Agreement also require a commitment by MedoveX to supply a minimum of $750,000 in working capital to the Streamline subsidiary, to fund the operations and product development of the Company as needed. Of the $750,000 working capital commitment, approximately $128,000 and $399,000, respectively, has been funded for the three and six month periods ended June 30, 2016. $178,000 and $189,000, respectively, was funded for the three and six month periods ended June 30, 2015. The $750,000 working capital funding commitment has been fully satisfied as of June 30, 2016.

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

Note 5 - Equity Transactions

PRIVATE Placement

In April 2016, the Company entered into a unit purchase agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $1,000,000 and up to a maximum of $2,000,000 of units. Each unit had a purchase price of $100,000 and consisted of (i) 86,957 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.15 per share, and (ii) a warrant to purchase 43,478 shares of common stock. Each warrant has an exercise price of $1.30 per share and is exercisable six months following the date of issuance for a period of five (5) years from the date of issuance.

The offering resulted in gross proceeds of $1,398,034 and resulted in the issuance of an aggregate of 1,211,760 shares of common stock and warrants to purchase 605,829 shares. The Placement Agent collected an aggregate of approximately $222,000 in total fees related to the offering and was also issued warrants to purchase an aggregate of 181,992 shares.

Stock-Based Compensation

On April 14, 2016, we entered into a two month business advisory and investor relations consulting agreement for the purpose of creating market awareness of the Company. The Company paid $60,000 per month for the two month period and issued 37,500 common shares as part of the consulting fee agreement. The closing price of the Company’s stock on April 28, 2016, the day the shares were issued, was $1.28 per share.

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

For the three and six months ended June 30, 2016, the Company recognized approximately $262,000 and $333,000, respectively, as compensation expense with respect to the stock options. For the three and six months ended June 30, 2015, the Company recognized approximately $56,000 and $103,000, respectively, as compensation expense with respect to the stock options.

Stock Option Activity

As of June 30, 2016, there were 372,425 shares of time-based, non-vested stock options. As of June 30, 2016 there was approximately $491,000 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.28 years.

The following is a summary of stock option activity at June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at 12/31/2015	380,000	$3.95	9.1	$--

Granted	214,900	$0.95	9.5	$--
Exercised	--	--	--	$--
Cancelled	--	--	--	$--
Outstanding at 6/30/2016	594,900	$2.87	8.9	$--
Exercisable at 6/30/2016	209,975	$2.87	8.7	$--

Note 6 - Commitments

Operating Leases

Office Space
The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Rent expense and utility costs paid to TAG Aviation amounted to approximately $7,500 and $15,000, respectively for the three and six months ended June 30, 2016.

Rent expense and utility costs paid to TAG Aviation amounted to approximately $6,900 and $14,000, respectively for the three and six months ended June 30, 2015.

On July 8, 2015, the Company entered into a commercial building lease agreement with Sugar Oak Kimball Royal, LLC. The thirty-six month lease, having commenced on August 1, 2015, provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA.

Total lease expense for the three and six months ended June 30, 2016 was approximately $8,250 and $16,500, respectively, related to this lease.  Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

December 31, 2016	$16,500
December 31, 2017	35,000
December 31, 2018	21,000
$72,500

Equipment
The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.

Total lease expense for the three and six month periods ended June 30, 2016 was approximately $700 and $1,400, respectively. Total lease expense for the three and six month periods ended June 30, 2015 was approximately $400. Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ended:

December 31, 2016	$1,300
December 31, 2017	2,600
December 31, 2018	800
$4,700

Purchase Orders

The Company had approximately $456,000 and $484,000, respectively, at June 30, 2016 and December 31, 2015, in outstanding purchase order obligations related to the research and development build of the DenerveX device to Nortech and Bovie Inc.

Consulting Agreements

On December 2, 2013, the Company engaged one of its founding stockholders to provide business development consulting services over a one-year period at a fee of $10,000 per month. The agreement was subsequently extended and increased to $35,000 per month in 2015. Effective January 1, 2016, the fee was modified to $5,000 per month through June 30, 2016. The agreement was extended to January 18, 2017. See Note 16.

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

ComDel Manufacturing, Development and Services Contract

On July 8, 2015, the Company entered into a manufacturing agreement with ComDel Innovation, Inc. (“ComDel”). The terms of the service contract state ComDel is to manufacture, assemble and test the Company’s Streamline IV Suspension System (IV Poles), the patented product acquired in the Streamline acquisition, and to develop future product line extensions of the IV Suspension System. This service contract was cancelled was the decision was made by the board of directors to authorize management to seek a buyer for Streamline.
Generator development agreement

In November 2014, the Company executed an agreement with Bovie, Inc. to develop an electrocautery generator that would be used exclusively with the DenerveX System.

The Company is obligated to reimburse Bovie up to $295,000 under this agreement for development of the generator. For the three and six months ended June 30, 2016, the Company paid approximately $24,000 under this agreement. For the three and six months ended June 30, 2015, the Company paid approximately $19,000 and $78,000, respectively, under this agreement.

Note 7 – Long Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2015. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $26,033 and carry an annual percentage interest rate of 4.65%.

The Company had an outstanding balance of approximately $25,000 at June 30, 2016 related to the agreement.

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

Additionally, the language in the Note was changed to clarify that the consideration received by the Company on the first installment was in the form of $970,000 cash and $30,000 in directors’ fees due to Mr. Steve Gorlin. The $30,000 in directors’ fees was recorded as a reduction in equity and is expensed as earned. $10,000 of directors fees were earned in 2015 after issuance of the note. For the three and six months ended June 30, 2016, $5,000 and $10,000, respectively, of directors’ fees were earned by Mr. Gorlin to reduce the balance outstanding to $10,000.

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

The inputs used to value the warrants as of the January 25, 2016 modification dates are as follows:

●	The market price of the Company’s stock of $1.32
●	Revised exercise price: $2.00
●	Life of warrant: 3 years
●	Risk free return rate: 1.11%
●	Annualized volatility rate of four comparative companies: 99.66%

The inputs used to value the warrants as of the February 16, 2016 modification dates are as follows:

●	The market price of the Company’s stock of $1.43
●	Revised exercise price: $1.825
●	Life of warrant: 3 years
●	Risk free return rate: 0.93%
●	Annualized volatility rate of four comparative companies: 100.34%

The Company recognized approximately $26,000 in expenses related to the adjustment modifications to the fair value of the warrant for the three and six months ended June 30, 2016.

As described in Note 5, the Company issued warrants in connection with the private placement in April 2016. The warrants are exercisable for up to five years after six months following the date of issuance. The fair value of the warrants at the date of issuance were determined to be $314,353 and $69,761, respectively, for the issuance on April 19, 2016 and April 29, 2016. Fair values were determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The Company’s fair value measurements of the warrants are designated as Level 1 since all of the significant inputs were observable, and quoted prices were available for the four comparative companies in an active market.

The inputs used to value the warrants as of the April 19, 2016 issuance date are as follows:

●	The market price of the Company’s stock on April 19, 2016 of $1.13
●	Exercise price of the warrant: $1.30
●	Life of the warrant: 5 years
●	Risk free return rate: 1.26%
●	Annualized volatility rate of four comparative companies: 75.54%

The inputs used to value the warrants as of the April 29, 2016 issuance date are as follows:

●	The market price of the Company’s stock on April 29, 2016 of $1.28
●	Exercise price of the warrant: $1.30
●	Life of the warrant: 5 years
●	Risk free return rate: 1.28%
●	Annualized volatility rate of four comparative companies: 75.34%

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

Note 9 – Discontinued operations

In May 2016, the Board of Directors authorized Management to seek buyers for Streamline, Inc., the Company’s wholly owned subsidiary acquired in March 2015. The Company seeks additional funds to complete the development and launch of the Company’s primary product, the DenerveX device, and anticipates the sale to be completed within one year. Selling this business unit could help raise necessary funds to fund continuing operations of the Company in a non-dilutive manner to existing shareholders. Streamlines assets and liabilities have been reclassified as held for sale for all periods presented. The operating results of Streamline are included in discontinued operations for the periods presented. Streamline is immediately available for sale in its present condition.

The carrying amounts of the major classes of assets and liabilities of the discontinued operations available for sale are as follows:

	June 30, 2016	December 31, 2015
Current Assets
Inventory	$1,878	$1,878
Accounts receivable, Net	--	33,045
Prepaid expenses	--	586
Total Current Assets	1,878	35,509
Property and Equipment, Net	986	1,114
Trademark, net	--	595,000
Developed Technology, net	1,500,000	2,678,571
Total Assets	$1,502,864	$3,310,194
Current Liabilities
Interest payable	$69,222	$69,222
Accrued liabilities	--	7,683
Notes payable	59,464	57,954
Total Current Liabilities	128,686	134,859
Long-Term Liabilities
Notes payable, net of current portion	134,613	164,726
Total Liabilities	$263,299	$299,585

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$--	$--	$--	$--
Operating Expenses
General and administrative	64,797	134,947	144,631	144,708
Research and development	13,318	43,523	59,418	44,303
Depreciation and amortization	47,445	--	189,652	--
Total Operating Expenses	125,560	178,470	393,701	189,011
Operating Loss	(125,560)	(178,470)	(393,701)	(189,011)
Other Expenses
Interest expense	2,603	--	5,359	--
Total Other Expenses	2,603	--	5,359	--
Net Loss	$(128,163)	$(178,470)	$(399,060)	$(189,011)

Cash flows from discontinued operations are as follows:
	Six Months Ended June 30,
	2016	2015
Cash Flows used in Operating Activities	$(418,605)	$(191,345)
Cash Flows used in Investing Activities	--	(1,286)
Cash Flows used in Financing Activities	(30,113)	(70,109)
Net Cash Used in Discontinued Operations	$(448,718)	$(262,740)

Note 10 – Available for Sale assets & Liabilities

In connection with the discontinued operations, as discussed in Note 9, the available for sale assets of Streamline Inc. are summarized as follows:
	June 30, 2016	December 31, 2015
Accounts receivable, net	$--	$33,045
Prepaid expenses	--	586
Inventory	1,878	1,878
Property and equipment, net	986	1,114
Developed technology, net	1,500,000	2,678,571
Trademark, net	--	595,000
Total	$1,502,864	$3,310,194

Amortization expense related to the available for sale intangible assets for the three and six months ended June 30, 2016 was approximately $47,000 and $190,000, respectively. Amortization expense related to the available for sale intangible assets for the three and six months ended June 30, 2015 was approximately $142,143.

Depreciation expense amounted to $64 and $128, respectively, for the three and six months ended June 30, 2016. Depreciation expense amounted to $43 for the three and six months ended June 30, 2015.

There is no expected future amortization of the available for sale intangible assets as of June 30, 2016. As further discussed in Note 9, the recognition of amortization expense related to the available for sale intangible assets ceased in May 2016 when the Board of Directors authorized Management to seek buyers for Streamline.

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

The promissory notes had outstanding balances of approximately $194,000 and $223,000, respectively, at June 30, 2016 and December 31, 2015.

Expected future payments, including interest, related to the promissory notes as of June 30, 2016, are approximately as follows:

For the year ended:

2016	$34,000
2017	68,000
2018	68,000
2019	42,000
$212,000

The Company paid interest expense related to the promissory notes for the three and six months ended June 30, 2016 in the amount of approximately $2,600 and $5,400, respectively. The Company paid interest expense related to the notes for the three and six months ended June 30, 2015 in the amount of approximately $2,000. The Company had unpaid accrued interest in the amount of approximately $69,000 at June 30, 2016 and December 31, 2015 related to the promissory notes.

Note 11 – Impairment of intangible assets

As discussed in Note 2, the Company reviews long-lived assets for impairment whenever events or changes in circumstances or occurrence of events suggest impairment exists in accordance with FASB ASC 360.

The Board of Directors decision to seek buyers for Streamline, as discussed in Note 10, was made after management evaluated and determined potential impairment indicators existed relating to poor operating performance as sales are less than previously anticipated. The impact of the operating losses incurred from the Streamline portion of the business contributes significantly to the Company’s operations and financial results. As such, the Company separated the asset groups accordingly between the amortizable intangible assets in developed technology and trademark, and the non-amortizable intangible asset in goodwill, and completed an impairment analysis using a two-step process as described in Note 2.

As a result of the impairment analysis, the Company determined the carrying value of the developed technology exceeded the calculated fair value. Consequently, the Company recognized a write-down of approximately $1,035,714 related to the developed technology as of June 30, 2016.

As a result of the impairment analysis, the Company determined the carrying value of the trademark and goodwill exceeded the calculated fair value. Consequently, impairment losses related to goodwill and the trademark were $6,455,645 and $548,333, respectively, as of June 30, 2016, which resulted in a complete write down of both the assets.

Note 12 - Income Taxes

For the period from February 1, 2013 (inception) to June 30, 2016, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2015 and June 30, 2016, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2015 or June 30, 2016. The Company has not undergone any tax examinations since inception.

Note 13 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin.

The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. General aviation expenses paid to TAG for the three and six months ended June 30, 2016, were approximately $0 and $9,000, respectively. General aviation expenses paid to TAG for the three and six months ended June 30, 2015, was approximately $10,000.

Operating Lease

As described in Note 6, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Rent payments under this arrangement are $1,800 per month.

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,500 and $15,000, respectively, for the three and six months ended June 30, 2016. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $6,900 and $14,000, respectively, for the three and six months ended June 30, 2015.

Consulting Expense

On December 2, 2013, the Company engaged a founding stockholder who owns 375,000 shares of its common stock to provide the Company with business development advisory services. Fees under this arrangement included a $45,000 up-front payment that was non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement. On January 1, 2015, this consulting agreement was modified to increase the monthly compensation to $35,000 through December 2015. Effective January 1, 2016, the fee was modified again to $5,000 per month through June 2016. Either party could cancel this agreement upon 30 days’ written notice. The Company paid $15,000 and $30,000, respectively, for the three and six months ended June 30, 2016 under this new arrangement. The Company paid $105,000 and $210,000, respectively, for the three and six months ended June 30, 2015 under the previous arrangement.

Convertible Debt

As more fully described in Note 7, on November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a related party, for the principal amount of up to $2,000,000.

Note 14 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through June 30, 2016, we have paid approximately $1,303,000 to Devicix.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice. The Company incurred expenses of approximately $119,000 and $237,000, respectively, for the three and six months ended June 30, 2016, of which approximately $17,000 was included in accounts payable as of June 30, 2016. The Company incurred expenses of approximately $80,000 and $236,000, respectively, for the three and six months ended June 30, 2015, of which approximately $13,500 was included in accounts payable as of June 30, 2015.

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

The Company paid approximately $24,000 for the three and six months ended June 30, 2016 under this agreement. The Company paid approximately $78,000 and $96,000, respectively, for the three and six months ended June 30, 2015 under this agreement.  Through June 30, 2016, we have paid approximately $311,000 to Bovie.

The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred.

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 1,200 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. The Company paid approximately $83,000 and $112,000, respectively, to Nortech for the three and six months ended June 30, 2016, of which approximately $36,000 was included in accounts payable as of June 30, 2016. Through June 30, 2016, we have paid approximately $401,000 to Nortech

Note 15– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $11,376,000 and $3,318,000 for the six months ended June 30, 2016 and 2015, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

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

As discussed in Note 6, in April 2016, a private placement of common stock raised approximately $1,176,000 in cash for the Company, net of fees.

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

Note 16 - Subsequent Events

On August 5, 2016 the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $250,000 and up to a maximum of $1,300,000 of units. Each Unit had a purchase price of $250,000 and consisted of (i) 208,333 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.20 per share, and (ii) a warrant to purchase 104,167 shares of Common Stock.

Each Warrant has an initial exercise price of $1.52 per share, subject to adjustment, and is initially exercisable six months following the date of issuance for a period of five (5) years from the date of issuance. Pursuant to the terms of the Unit Purchase Agreement, the Company sold 5.2 units which, in the aggregate, yielded $1,300,000 in gross proceeds to the Company and a total of 1,083,333 shares and warrants to purchase 583,335 shares to be issued to investors.

Effective August 1, 2016, the business consulting agreement with one of the Company’s founding stockholders was extended through January 18, 2017.

Effective August 1, 2016, the marketing and distribution consulting agreement with Dirk Kemmstedt was modified to a full time consulting position and extended over a one-year period at a fee of €10,000 per month.

On August 17, 2016, the Board approved a stock grant of 60,000 common shares from the 2013 Stock Option Plan to the Company’s investor relations consultant in recognition of the efforts in maintaining shareholder relations with a diverse shareholder group.

On August 17, 2016 the Board approved the Compensation Committee’s recommendation to increase Manfred Sablowski’ s, SVP of sales and marketing, annual salary from $150,000 to $175,000, effective the day the Company receives approval from the EU to sell the Denervex device in Europe in recognition of his efforts with the European launch.

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

Overview

MedoveX Corp. (the “Company”) was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride Inc., which was incorporated under the laws of Florida on October 1, 2012, but did not commence operations until February 1, 2013.  Spinez Corp. changed its name to MedoveX Corp. and effected a 1-for-2 reverse split of its stock in March 2014.

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

The Company acquired the DenerveX patent on January 31, 2013 from Scott Haufe, M.D., a director of the Company, in exchange for 750,108 shares of common stock in the Company and a 1% royalty on all sales of any product sold based on the patent. In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D. (“Dr. Andrews”), a director of the Company, whereby Dr. Andrews committed to further evaluate the DenerveX device and to seek to make modifications and improvements to such technology.  In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of the DenerveX net sales during the five (5) year term of the Co-Development Agreement. Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of DenerveX net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained.  Such one (1%) percent royalty shall continue during the effectiveness of such patent.  Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the DenerveX to the Company subject to the royalty rights described above.

Our intention is to market the product as a disposable, single-use kit which will include all components of the DenerveX product. In addition to the DenerveX device itself, we are developing a dedicated Electro Surgical Generator to power the DenerveX device. The generator would be provided to customers agreeing to purchase the DenerveX device and could not be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through June 30, 2016, we have paid approximately $1,303,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 1,200 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through June 30, 2016, we have paid approximately $401,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through June 30, 2016, we have paid approximately $311,000 to Bovie towards the $295,000 total.

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

The second distribution agreement was with Turkey based MEDS Medikal Ltd. for the distribution of the DenerveX System throughout Turkey. MEDS Medikal Ltd. has been providing sales, marketing and distribution services in the spine surgery market space in Turkey since 1997, representing leading brands of the world. The third distribution agreement entered into in August 2015 was with Sydney based Medical Innovators Pty. Ltd. for the distribution of the DenerveX System throughout Australia and New Zealand. The agreement will expand the market for us by leveraging the Spine industry-leading marketing, sales, support and distribution power of Medical Innovators Pty. Ltd.

Also in August 2015, we entered into two medical advisory board agreements with European leading spine surgeons Dr. Martin Deeg and Dr. Karsten Ritter-Lang. Under the terms of the agreements, both doctors will leverage their expertise, experience and relationships in the spine treatment space, specifically the facet joint pain area by advising us on matters related to its technology and the area of facet joint pain therapies. They will also provide services to help introduce the DenerveX System to other leading physicians and medical professionals. Through June 30, 2016, we have paid approximately $9,500 to Dr. Martin Deeg.

In April 2016, we entered into an international distribution agreement with Innosurge, a supplier of innovative orthopedic surgery equipment. The agreement covers the distribution of the DenerveX System throughout Scandinavia, including Denmark, Sweden, Norway and Finland.

The Company has entered into some of the final stages of the development and verification of the DenerveX Device and the DenerveX power generator as a system. Final development, testing and verification to set standards is the main focus for these final stages.   Additionally, the company will be testing the DenerveX System in an extensive living tissue model under very strict Good Laboratory Practice Standards to measure, verify, and establish its’ effectiveness for performance as a system.  Other testing will include device sterilization, shelf life verification and shipping and performance testing to very specific standards. The DenerveX power generator will also be safety tested by a world leader in safety performance testing. SGS, a highly respected testing and verification firm will test the DenerveX System using an extensive set of testing standards.

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

Revenue; Cost of Revenue and Gross Profit

The Company’s only sales of the Streamline ISS IV poles occurred in December 2015. Customers placed purchase orders for the IV Poles directly with the Company, which the Company subsequently placed the order with Comdel to manufacture and assemble the IV Poles. Cost of sales as a percentage of revenue was approximately 75%. These sales are included in discontinued operations.

The Company did not sell any of the Streamline ISS IV poles during the three and six months ended June 30, 2016 or 2015.

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

General and Administrative Expenses

Beginning in October 2013, the Company hired full time management, began sourcing vendors, retained consultants and commenced other activities consistent with a new operation. Prior to that time, most activity focused on the Company’s initial capital raise under Regulation D of the Securities Act of 1933 and in securing its initial product applications. For the three and six months ended June 30, 2016, the Company paid approximately $400,000 and $800,000, respectively, in personnel costs. For the three and six months ended June 30, 2015, the Company paid approximately $360,000 and $618,000, respectively, in personnel costs.

For the three and six months ended June 30, 2016, the Company paid approximately $349,000 and $698,000, respectively, in professional fees, of which approximately $41,000 were Streamline professional fees funding the working capital commitment. For the three and six months ended June 30, 2015, the Company paid approximately $850,000 and $1,291,000, respectively, in professional fees, of which approximately $189,000 and $390,000, respectively, were Streamline professional fees funding the working capital commitment and Streamline acquisition-related legal expenses. For the three and six months ended June 30, 2016, the Company paid approximately $58,000 and $80,000, respectively, in travel expenses, of which approximately $7,000 were Streamline travel expenses funding the working capital commitment. For the three and six months ended June 30, 2015, the Company paid approximately $103,000 and $167,000, respectively, in travel expenses, of which approximately $16,000 were Streamline travel expenses funding the working capital commitment.

We paid less in general and administrative expenses in Q1 and Q2 2016 versus Q1 and Q2 2015 primarily due to the fees incurred as part of the consummation of the acquisition of Streamline. We also continued to maintain a concerted effort during the three and months ended June 30, 2016 to keep general and administrative expenses down due to lower working capital balances. Outside of acquisition-related costs, general and administrative expenses incurred continue to support research and development activities, commercialization of our product candidate as well as our continued overall costs of operating as a public company. These fees have included increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have continued to incur costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Sales & Marketing Expenses

For the three and six months ended June 30, 2016, the Company expensed approximately $40,000 and $62,000, respectively in sales and marketing expenses. For the three and six months ended June 30, 2015, the Company expensed approximately $7,000 and $10,500, respectively in sales and marketing expenses. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the pre-launch of the DenerveX in Europe.

Depreciation & Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $2,000 and $4,000, respectively, in depreciation expense for the three and six months ended June 30, 2016. The Company recognized approximately $1,700 and $3,200, respectively, in depreciation expense for the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2016, the Company recognized approximately $47,000 and $190,000, respectively, in amortization expense. The recognition of amortization expense related to amortizable intangible assets ceased in May 2016 when the Board of Directors authorized Management to seek buyers for Streamline. The Company recognized approximately $142,000 for the three and six months ended June 30, 2015 in amortization expense. No amortization expense was incurred during the three month period ended March 31, 2015 as the acquisition of Streamline did not occur until the end of the first quarter.

Results of Discontinued Operations

Our discontinued operations generated net losses of approximately $399,000 and $189,000 for the six month periods ended June 30, 2016 and 2015, respectively.

Results of Continuing Operations

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Total operating expenses increased approximately $7,733,000, or 460%, to approximately $9,416,000 for the three months ended June 30, 2016, as compared to approximately $1,682,000 for the three months ended June 30, 2015.

Total operating expenses increased approximately $7,504,000, or 240%, to approximately $10,633,000 for the six months ended June 30, 2016, as compared to approximately $3,129,000 for the six months ended June 30, 2015.

The results of continuing operations for the current period ended June 30, 2016 include a complete write down of $548,000 and $6,455,645, respectively, of the trademark and goodwill acquired with the purchase of Streamline Inc. in March 2015. The results also include an impairment loss of approximately $1,036,000 to write-down the developed technology.

The increase in expenses over the prior year for same the period is primarily the result of the impairment charges. Impairment charges aside, we continued to incur similar Product development costs associated with the DenerveX device as well as costs incurred related to being a public entity.

Liquidity and Capital Resources

Sources of Liquidity

To date our operations have been funded with the issuance of debt and equity. On November 9, 2015, we issued a convertible promissory note to Steve Gorlin, a related party, for up to $2,000,000, the principal to be advanced in two installments. We received $970,000 in cash and the reduction in obligation of $30,000 in directors’ fees on November 9, 2015. This $1,000,000 in debt was subsequently converted into equity in January 2016, ultimately in exchange for 552,041 shares of common stock. On March 1, 2016, the Board of Directors approved extending the date for the second installment of $1,000,000 to November 1, 2016. The liabilities held for sale presented on our June 30, 2016 balance sheet is comprised of two promissory notes issued by Streamline prior to our acquisition of that entity in March 2015 and a finance agreement for the Company’s annual D&O insurance premium. The two notes total approximately $194,000 at June 30, 2016, and the finance agreement totals approximately $25,000 at June 30, 2016. Payments on the finance agreement are due in equal quarterly installments. Our equity funding stems from both the private sale of common stock and an initial public offering of common stock.  Net of transaction costs, we raised approximately $6,732,000 in the initial public offering in December 2014, and approximately $1,084,000 from the exercise of the underwriter’s overallotment in January 2015. In April 2016 the Company raised approximately $1,176,000 in net proceeds upon the closing of a private placement of common stock. In August 2016 the Company raised $1,300,000 in proceeds upon the closing of another private placement of common stock. Since we believe that the likelihood of obtaining traditional debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock or some type of structured capital arrangement involving a combination of debt with an equity component.

Working Capital
	June 30,	December 31,
	2016	2015
Current Assets	$418,000	$1,775,000
Current Liabilities	499,000	590,000
Working Capital	$(81,000)	$1,185,000

Cash Flows

Cash activity for the six months ended June, 2016 and 2015 is summarized as follows:
	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(2,372,000)	$(3,383,000)
Cash used in investing activities	(5,000)	(1,157,000)
Cash (used in) provided by financing activities	1,095,000	1,074,000
Net decrease in cash and cash equivalents	$(1,282,000)	$(3,466,000)

For the six months ended June 30, 2016 and 2015, the Company has used approximately $2,372,000, and $3,383,000, respectively, for operating activities. As of June 30, 2016, the Company had approximately $288,000 of cash on hand.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2015 and 2014. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.   Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our products can generate enough revenue to offset our research and development, general and administrative and sales and marketing expenses. We received approximately $1,150,000 net proceeds in a private placement of common stock in August 2016. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and other fund raising initiatives. There can be no assurance we will be successful in our operational plans. If the sale of Streamline takes longer than anticipated, or we incur higher than anticipated expenses preparing for approval and launch of our DenerveX product, we could need additional funding later in 2016.

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

Changes in Board of Directors

On August 11, 2016 the Company received a resignation letter from Mr. Thomas Hills from his position as a member of the Board of Directors of the Company. There were no disagreements between Mr. Hills and the Company; his departure is merely the result of a personal decision made he felt was needed to make room for a new director who could devote more time and energy to the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs almost all of the accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 22, 2016

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