Form 10-Q
period 2016-09-30
Medovex Corp.
filed 2016-11-17
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

MEDOVEX CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3279 Hardee Avenue
Atlanta, Georgia	30341
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes ☒No

As of November 16, 2016, 15,032,107 shares of the registrant’s common stock were outstanding.

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

-ii-

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$914,151	$1,570,167
Prepaid expenses	538,004	169,253
Current assets held for sale	1,878	35,509
Total Current Assets	1,454,033	1,774,929

Property and Equipment, Net	23,903	23,724
Deposits	2,751	2,751
Goodwill	--	6,455,645
Noncurrent Assets Held for Sale	1,500,986	3,274,685
Total Assets	$2,981,673	$11,531,734
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$198,157	$278,309
Accrued liabilities	273,744	92,634
Interest payable	--	7,490
Note payable, net of debt discount	874,916	76,586
Current liabilities held for sale	148,999	134,859
Total Current Liabilities	1,495,816	589,878
Long-Term Liabilities
Convertible debt	--	753,914
Noncurrent liabilities held for sale	109,569	164,726
Deferred Rent	1,179	491
Total Long-Term Liabilities	110,748	919,131
Total Liabilities	1,606,564	1,509,009
Stockholders' Equity
Preferred stock - $.001 par value: 500,000 shares
authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares
authorized, 14,283,752 and 11,256,175 shares issued at September 30, 2016 and December 31, 2015, respectively, 14,283,752 and 11,048,203 shares outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively	14,284	11,256
Additional paid-in capital	24,683,866	20,164,911
Due from Stockholder	(5,000)	(20,000)
Accumulated deficit	(23,318,041)	(10,133,442)
Total Stockholders' Equity	1,375,109	10,022,725
Total Liabilities and Stockholders' Equity	$2,981,673	$11,531,734

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$--	$--	$--	$--
Operating Expenses
General and administrative	1,230,833	1,089,809	3,384,322	3,614,527
Sales and marketing	107,001	17,000	166,240	29,000
Research and development	395,752	239,189	772,238	828,449
Depreciation and amortization	2,033	1,721	6,042	4,739
Impairment of goodwill	--	--	6,455,645	--
Total Operating Expenses	1,735,619	1,347,719	10,784,487	4,476,715

Operating Loss	(1,735,619)	(1,347,719)	(10,784,487)	(4,476,715)

Other Expenses
Interest expense	15,887	--	359,981	--
Total Other Expenses	15,887	--	359,981	--

Loss from Continuing Operations	(1,751,506)	(1,347,719)	(11,144,468)	(4,476,715)

Discontinued Operations
Loss from discontinued operations	(57,023)	(98,926)	(2,040,131)	(287,937)
Total Loss from Discontinued Operations	(57,023)	(98,926)	(2,040,131)	(287,937)

Net Loss	$(1,808,529)	$(1,446,645)	$(13,184,599)	$(4,764,652)

Basic and diluted net loss per common share
from continuing operations	$(0.13)	$(0.12)	$(0.87)	$(0.44)

Basic and diluted net loss per common share
from discontinued operations	$(0.004)	$(0.01)	$(0.16)	$(0.03)

Basic and diluted net loss per common share	$(0.13)	$(0.13)	$(1.03)	$(0.47)

Basic and diluted weighted average common shares outstanding	13,847,346	11,256,176	12,843,008	10,214,509

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2016

						Total
	Common Stock		Additional	Due From	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Stockholder	Deficit	Equity
Balance - December 31, 2015	11,256,175	$11,256	$20,164,911	$(20,000)	$(10,133,442)	$10,022,725
Conversion of promissory note on January 25, 2016	552,041	552	1,071,961	--	--	1,072,513
Warrant price modification on January 25, 2016	--	--	18,050	--	--	18,050
Warrant price modification on February 16, 2016	--	--	7,670	--	--	7,670
Repayment of due from stockholder through forgone director fees	--	--	--	15,000	--	15,000
Issuance of common stock pursuant to private placement completed in April 2016	1,211,703	1,212	800,435	--	--	801,647
Issuance of warrants pursuant to private placement completed in April 2016	--	--	374,623	--	--	374,623
Issuance of common stock in exchange for consulting services in May 2016	37,500	38	47,962	--	--	48,000
Issuance of common stock pursuant to private placement completed in August 2016	1,083,333	1,083	975,526	--	--	976,609
Issuance of warrants pursuant to private placement completed in August 2016	--	--	323,391	--	--	323,391
Issuance of common stock in exchange for consulting services in August 2016	60,000	60	76,740	--	--	76,800
Issuance of warrants pursuant to loan completed in September 2016	--	--	135,971	--	--	135,971
Issuance of common stock in exchange for consulting services in September 2016	83,000	83	124,417	--	--	124,500
Stock based compensation	--	--	562,209	--	--	562,209
Net loss	--	--	--	--	(13,184,599)	(13,184,599)
Balance - September 30, 2016	14,283,752	$14,284	$24,683,866	$(5,000)	$(23,318,041)	$1,375,109

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(13,184,599)	$(4,764,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,171	4,739
Amortization of intangible assets	189,522	--
Amortization of debt discount	261,973	--
Debt conversion expense	68,694	--
Impairment loss	1,584,048	--
Goodwill impairment loss	6,455,645	--
Stock based compensation	562,209	179,123
Straight-line rent adjustment	688	197
Non-cash consulting services	249,300	--
Non-cash directors fees	15,000	--
Adjustment of fair value of warrant modification	25,720	--
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	33,045	--
Prepaid expenses	(368,165)	39,434
Accounts payable	(80,152)	(323,843)
Interest payable	(2,061)	--
Accrued liabilities	173,427	51,100
Net Cash Used in Operating Activities	(4,009,535)	(4,813,902)
Cash Flows from Investing Activities
Acquisition of Streamline, Inc., net of cash received	--	(1,152,292)
Deposits	--	(2,586)
Expenditures for property and equipment	(6,221)	(5,306)
Net Cash Used in Investing Activities	(6,221)	(1,160,184)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	1,934,622	--
Proceeds from issuance of warrants, net of offering costs	541,648	--
Proceeds from issuance short term debt	995,000	--
Principal payments under note payable obligation	(111,530)	(23,200)
Proceeds from issuance of common stock from underwriter’s overallotment	--	1,084,136
Net Cash Provided by Financing Activities	3,359,740	1,060,936
Net Decrease in Cash	(656,016)	(4,913,150)
Cash - Beginning of period	1,570,167	6,684,576
Cash - End of period	$914,151	$1,771,426
Non-cash investing and financing activities
Issuance of common stock for acquisition of Streamline	$--	$8,437,500
Repayment of due from stockholder through forgone director fees	15,000	--
Issuance of common stock for consulting services	249,300	--
Conversion of note and accrued interest to common stock	1,072,513	--
Non-cash investing and financing activities	$1,336,813	$8,437,500

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

In May 2016, the Board of Directors authorized Management to seek buyers for Streamline, Inc., the Company’s wholly owned subsidiary acquired in March 2015. See Note 10.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of MedoveX Corp. and its wholly-owned subsidiary, Streamline. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited interim results

The accompanying consolidated balance sheets as of September 30, 2016, consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, statement of changes in stockholders’ equity for the nine months ended September 30, 2016 and the statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2016 and results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. The financial data and other information disclosed in the notes to the consolidated financial statements related to the three and nine month periods are unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year.

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

Use of Estimates

In preparing the consolidated financial statements, generally accepted accounting principles in the United States (U.S. GAAP) requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates include the fair value, useful life, carrying amount and impairment of its patented technology, the deferred income tax asset and the related valuation allowance, and the fair value of its share based payment arrangements.

For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at September 30, 2016 and December 31, 2015 consists of funds deposited in checking accounts with commercial banks.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits.

At December 31, 2015 and September 30, 2016, the Company had cash deposits that exceeded federally insured deposit limits.

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

Amortization on the intangibles was provided on a straight-line basis over the estimated useful lives of the assets as follows:

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

The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in three broad levels. These levels from highest to lowest priority are as follows:

●     Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

●     Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and

●     Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.

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

Advertising

The Company expenses all advertising costs as incurred. For the three and nine months ended September 30, 2016, advertising costs were approximately $107,000 and $166,000 respectively. For the three and nine months ended September 30, 2015, advertising costs were approximately $17,000 and $29,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the ASC 718, Stock Compensation. ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718, awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations

Income Taxes

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

ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015 and September 30, 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2016, the Company has not incurred any interest or penalties relating to uncertain tax positions.

The Company’s evaluation was performed for the tax years ending December 31, 2015, 2014 and 2013, which remain subject to examination by major tax jurisdictions as of September 30, 2016. The Company does not have any tax years that are no longer subject to U.S. federal, state, and local, or non-US income tax examinations.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. There is no difference between the basic and diluted net loss per share. 3,506,281 warrants and 894,900 common stock options outstanding were considered anti-dilutive at September 30, 2016. 1,474,783 warrants and 380,000 common stock options were considered anti-dilutive at September 30, 2015.

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

Discontinued Operations

As more fully described in Note 9, in May 2016, management was authorized to locate a buyer for Streamline Inc., the Company’s wholly owned subsidiary acquired in March 2015, by the Board of Directors. Streamline’s assets and liabilities have been reclassified as held for sale for all periods presented and the results of operations have been classified as discontinued operations for all periods presented. See Note 9.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs, to reduce the complexity of having different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for public companies for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted the amendments of ASU 2015-03 effective September 30, 2016.

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

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:
	Useful Life	September 30, 2016	December 31, 2015
Furniture and fixtures	5 years	$21,359	$17,271
Computers and software	3 years	18,237	16,275
		39,596	33,546
Less accumulated depreciation		(15,693)	(9,822)

Total		$23,903	$23,724

Depreciation expense amounted to $2,033 and $6,042, respectively, for the three and nine months ended September 30, 2016. Depreciation expense amounted to $1,657 and $4,798, respectively, for the three and nine months ended September 30, 2015.

Note 4 - Acquisition

On March 25, 2015, the Company acquired Streamline Inc. pursuant to an Agreement and Plan of Merger dated March 9, 2015. As a result of this transaction, Streamline, Inc. is now a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Merger, the Company paid $1,397,466 cash and authorized the issuance of 1,875,000 shares of common stock, of which 200,000 shares were to be held in escrow until September 25, 2016 to satisfy indemnification obligations under the Agreement. The Company incurred approximately $344,000 in acquisition related legal fees.

On September 25, 2016, the escrow was released for the full 200,000 shares. As of September 30, 2016, the Company had received transmittal letters from Streamline shareholders representing 1,873,377 shares of MedoveX common stock. There is one remaining holder who has not tendered the original transmittal letter for the remaining 1,623 shares. The terms of the Merger Agreement also required a commitment by MedoveX to supply a minimum of $750,000 in working capital to the Streamline subsidiary, to fund the operations and product development of the Company as needed. Of the $750,000 working capital commitment, approximately $57,000 and $456,000, respectively, was funded for the three and nine month periods ended September 30, 2016. $98,000 and $288,000, respectively, was funded for the three and nine month periods ended September 30, 2015. The $750,000 working capital funding commitment has been fully satisfied as of September 30, 2016.

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

On August 5, 2016, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $250,000 and up to a maximum of $1,300,000 of units. Each Unit had a purchase price of $250,000 and consisted of (i) 208,333 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.20 per share, and (ii) a warrant to purchase 104,167 shares of Common Stock. Each Warrant has an initial exercise price of $1.52 per share, and is initially exercisable six months following the date of issuance for a period of five (5) years from the date of issuance.

The offering resulted in gross proceeds of $1,300,000 and resulted in the issuance of an aggregate of 1,083,333 shares of common stock and warrants to purchase 541,669 shares.

On September 16, 2016, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement units consisting of $115,000 for a senior secured note, $15,000 of which was deemed to be an original issue discount, and a warrant to purchase 20,000 shares of the Company’s common stock par value $.001 per share. Each warrant has an initial exercise price of $1.625 per share, and is initially exercisable six months following the date of issuance and for a period of three (3) years from the date of issuance. The purchase price for each Unit is $100,000. See Note 7.

At the closing, the Company issued to the Investors ten units, consisting of Notes in the aggregate amount of $1,150,000 and warrants to purchase an aggregate of 200,000 shares of common stock, for gross proceeds of $1,000,000.

Stock-Based Compensation

On April 14, 2016, the Company entered into a two month business advisory and investor relations consulting agreement for the purpose of creating market awareness of the Company. The Company paid $60,000 per month for the two month period and issued 37,500 common shares as part of the consulting fee agreement. The closing price of the Company’s stock on April 28, 2016, the day the shares were issued, was $1.28 per share.

On August 17, 2016, the Board approved a stock grant of 60,000 common shares from the 2013 Stock Option Plan to the Company’s investor relations consultant in recognition of the efforts in maintaining shareholder relations with a diverse shareholder group. The closing price of the Company’s stock on August 17, 2016, the day the shares were issued, was $1.28 per share. The fair value of the common stock issued was approximately $77,000.

On September 15, 2016, the Company entered into a six month business advisory and investor relations consulting agreement for the purpose of creating market awareness of the Company. As of September 30, 2016, the Company paid a total of $407,500, which included a monthly $7,500 retainer fee, and issued 83,000 common shares as part of the consulting fee agreement. The closing price of the Company’s stock on September 26, 2016, the day the shares were issued, was $1.50 per share.

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

On January 6, 2016, the Board of Directors authorized the Company to issue options to purchase an aggregate of 214,900 shares of common stock to certain employees, consultants, and directors. The stock options vest as follows: 25% on the date of grant and 25% on each of the next three years after the grant date. The options issued are exercisable at a price of $0.95, which is equal to the market value of the common stock on the date of the grant.

On August 17, 2016, the Board of Directors authorized the Company to issue options to purchase an aggregate of 300,000 shares of common stock to certain directors. The stock options vest as follows: 50% on the date of grant and 50% one year after the grant date. The options are exercisable at a price of $1.20. The market value of the common stock on the date of the grant was $1.28. This lead to an immaterial amount related to a beneficial conversion feature.

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

The significant assumptions used to estimate the fair value of the equity awards granted are;

Grant date	January 6, 2016	August 17, 2016
Weighted Fair value of options granted	$0.67	$0.91
Expected term (years)	6	6
Risk-free interest rate	1.82%	1.28%
Volatility	83.00%	75.55%
Dividend yield	None	None

For the three and nine months ended September 30, 2016, the Company recognized approximately $230,000 and $562,000, respectively, as compensation expense with respect to the stock options. For the three and nine months ended September 30, 2015, the Company recognized approximately $76,000 and $179,000, respectively, as compensation expense with respect to the stock options.

Stock Option Activity

As of September 30, 2016, there were 486,175 shares of time-based, non-vested stock options. As of September 30, 2016 there was approximately $421,000 of total unrecognized stock-based compensation expense related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.30 years.

The following is a summary of stock option activity at September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at 12/31/2015	380,000	$3.95	9.1	$--

Granted	514,900	$1.10	9.3	$--
Exercised	--	--	--	$--
Cancelled	--	--	--	$--
Outstanding at 9/30/2016	894,900	$2.31	9.1	$--
Exercisable at 9/30/2016	408,725	$2.31	8.9	$--

Note 6 - Commitments

Operating Leases

Office Space
The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Rent expense and utility costs paid to TAG Aviation amounted to approximately $7,300 and $22,000, respectively for the three and nine months ended September 30, 2016.

Rent expense and utility costs paid to TAG Aviation amounted to approximately $7,000 and $21,000, respectively for the three and nine months ended September 30, 2015.

On July 8, 2015, the Company entered into a commercial building lease agreement with Sugar Oak Kimball Royal, LLC. The thirty-six month lease, having commenced on August 1, 2015, provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA.

Total lease expense for the three and nine months ended September 30, 2016 was approximately $8,300 and $25,000, respectively, related to this lease. Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

December 31, 2016	$8,500
December 31, 2017	35,000
December 31, 2018	21,000
$64,500
Equipment
The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.

Total lease expense for the three and nine month periods ended September 30, 2016 was approximately $900 and $2,500, respectively. Total lease expense for the three and nine month periods ended September 30, 2015 was approximately $700 and $2,000, respectively. Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ended:

December 31, 2016	$700
December 31, 2017	2,600
December 31, 2018	800
$4,100
Purchase Orders

The Company had approximately $343,000 and $484,000, respectively, at September 30, 2016 and December 31, 2015, in outstanding purchase order obligations related to the research and development build of the DenerveX device to Nortech and Bovie Inc.

Consulting Agreements

On December 2, 2013, the Company engaged one of its founding stockholders to provide business development consulting services over a one-year period at a fee of $10,000 per month. The agreement was subsequently extended and increased to $35,000 per month in 2015. Effective January 1, 2016, the fee was modified to $5,000 per month through June 30, 2016. Effective August 1, 2016, the $5,000 per month fee was extended through January 18, 2017.

On July 1, 2015, the Company engaged Dirk Kemmstedt to provide sales, marketing and distribution consulting services over a six-month period for $55,000. Effective January 1, 2016, this consulting agreement was modified to decrease the monthly compensation to $5,000 per month through June 30, 2016. Effective August 1, 2016, the marketing agreement was modified to a full time consulting position and extended over a one-year period at a fee of €10,000 per month.

As described in Note 5, on September 15, 2016, the Company entered into a six month business advisory and investor relations consulting agreement for the purpose of creating market awareness of the Company. The Company paid a total of $407,500, which included a monthly $7,500 retainer fee, for the six month period and issued 83,000 common shares as part of the consulting fee agreement. The closing price of the Company’s stock on September 26, 2016, the day the shares were issued, was $1.50 per share.

Employment Agreements

The Company entered into Employment Agreements with each of its five executive officers for aggregate compensation amounting to approximately $984,000 per annum, plus customary benefits. These employment agreements are for terms of three years and provide for the Company to pay six months of severance in the event of (i) the Company’s termination of an executive’s employment without cause, (ii) the resignation by an executive for good reason, (iii) a change in control of the Company, (iv) a material reduction in an executive’s duties, or (v) a requirement that an executive move their primary work location more than 50 miles.

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

ComDel Manufacturing, Development and Services Contract

On July 8, 2015, the Company entered into a manufacturing agreement with ComDel Innovation, Inc. (“ComDel”). The terms of the service contract state ComDel is to manufacture, assemble and test the Company’s Streamline IV Suspension System (IV Poles), the patented product acquired in the Streamline acquisition, and to develop future product line extensions of the IV Suspension System. This service contract was cancelled after the decision was made by the board of directors to authorize management to seek a buyer for Streamline.

Generator development agreement

In November 2014, the Company executed an agreement with Bovie, Inc. to develop an electrocautery generator that would be used exclusively with the DenerveX System.

The Company is obligated to reimburse Bovie up to $295,000 under this agreement for development of the generator. For the three and nine months ended September 30, 2016, the Company paid approximately $1,000 and $25,000, respectively, under this agreement. For the three and nine months ended September 30, 2015, the Company paid approximately $85,000 and $181,000, respectively, under this agreement.

Note 7 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2015. The agreement financed the Company’s annual D&O insurance premium and was paid in full as of September 30, 2016. Payments were due in quarterly installments of approximately $26,033 and carried an annual percentage interest rate of 4.65%.

The Company paid approximately $26,033 and $78,099, respectively, for the three and nine month periods ended September 30, 2016 related to the finance agreement.

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

On March 15, 2016, the Board of Directors approved a second amendment to the Modification Agreement. The date for making the second installment of $1,000,000 was extended to November 1, 2016.

Additionally, the language in the Note was changed to clarify that the consideration received by the Company on the first installment was in the form of $970,000 cash and $30,000 in directors’ fees due to Mr. Steve Gorlin. The $30,000 in directors’ fees was recorded as a reduction in equity and is expensed as earned. $10,000 of directors fees were earned in 2015 after issuance of the note. For the three and nine months ended September 30, 2016, $5,000 and $15,000, respectively, of directors’ fees were earned by Mr. Gorlin to reduce the balance outstanding to $5,000.

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

Short Term Note Payable

As discussed in Note 5, on September 13, 2016, the Board of Directors approved a resolution authorizing the Company to obtain a secured nine-month term loan for the principal amount of $1,150,000. In connection therewith, on September 16, 2016, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell units in a private placement to secure the loan.

Original Issuance Discount
The principal face value of the loan is $1,150,000 and was issued with an original issuance discount of $150,000 which resulted in aggregate proceeds of $1,000,000. The loan has a default interest rate of 15% per year and a maturity date of June 16, 2017. The Company is required to repay the principal amount of the loan following the Company’s receipt of any financing in aggregate of $1,650,000 in the next six months. Additionally, investors have the option to convert the $150,000 original issuance discount, which will accrete over the life of the loan, and principal into future financing or be paid back in cash.

Warrants
Warrants to purchase an aggregate of 200,000 shares of common stock were issued as part of the short term note agreement with a strike price of $1.625 which was $0.125 above market with an exercise date six months from the closing. The warrants must be exercised within three years from the date of issuance. The Company recorded the proceeds from the loan and the accompanying warrants on a relative fair value basis of approximately $864,000 and $136,000, respectively. The carrying amount has also been reduced by $5,000 related to debt issuance costs. The closing price of the Company’s stock on the day prior to entering into the agreement was $1.50 per share. See Note 8 for the inputs used to value the warrant as of the respective issue date.

As of September 30, 2016, the loan is being accreted to its $1,150,000 face amount over the 9 month period the loan will be outstanding. The note is also presented net of the issuance costs of $5,000 which will accrete over the life of the note, based on the effective interest method. Accretion expense for the three and nine month period ended September 30, 2016 was approximately $15,887.

Note 8 – Common Stock Warrants

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

The inputs used to value the warrant as of the respective issue dates are as follows:

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
● Life of warrant: 3 years
● Risk free return rate: 0.93%
● Annualized volatility rate of four comparative companies: 100.34%

The Company recognized approximately $26,000 in expenses related to the adjustment modifications to the fair value of the warrant for the nine months ended September 30, 2016.

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
●
Risk free return rate: 1.28%
●
Annualized volatility rate of four comparative companies: 75.34%

As described in Note 5, the Company issued warrants in connection with the private placement in August 2016. The warrants are exercisable for up to five years after six months following the date of issuance. The fair value of the warrants at the date of issuance were determined to be approximately $286,311 and $37,080, respectively, for the issuance on August 5, 2016 and August 16, 2016. Fair values were determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The Company’s fair value measurements of the warrants are designated as Level 1 since all of the significant inputs were observable, and quoted prices were available for the four comparative companies in an active market.

The inputs used to value the warrants as of the August 5, 2016 issuance date are as follows:

●
The market price of the Company’s stock on August 5, 2016 of $1.35
●
Exercise price of the warrant: $1.52
●
Life of the warrant: 5 years
●
Risk free return rate: 1.13%
●
Annualized volatility rate of four comparative companies: 75.56%

The inputs used to value the warrants as of the August 16, 2016 issuance date are as follows:

●
The market price of the Company’s stock on August 16, 2016 of $1.34
●
Exercise price of the warrant: $1.52
●
Life of the warrant: 5 years
●
Risk free return rate: 1.16%
●
Annualized volatility rate of four comparative companies: 75.56%

As described in Note 5, the Company issued warrants in connection with the receipt of the secured nine month term loan in September 2016. The warrants are exercisable for up to three years after six months following the date of issuance. The fair value of the warrants at the date of issuance were determined to be approximately $154,203. Based on the Black-Scholes-Merton valuation technique, the Company recorded the proceeds from the loan and the accompanying warrants on a relative fair value basis of approximately $1,014,000 and $136,000, respectively. The Company’s fair value measurements of the warrants are designated as Level 1 since all of the significant inputs were observable, and quoted prices were available for the four comparative companies in an active market.

The inputs used to value the warrants as of the September 16, 2016 issuance date are as follows:

●
The market price of the Company’s stock on September 16, 2016 of $1.58
●
Exercise price of the warrant: $1.625
●
Life of the warrant: 3 years
●
Risk free return rate: 0.91%
●
Annualized volatility rate of four comparative companies: 75.75%

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

The carrying amounts of the major classes of assets and liabilities of the discontinued operations available for sale are as follows:

	September 30, 2016	December 31, 2015
Current Assets
Inventory	$1,878	$1,878
Accounts receivable, Net	--	33,045
Prepaid expenses	--	586
Total Current Assets	1,878	35,509
Property and Equipment, Net	986	1,114
Trademark, net	--	595,000
Developed Technology, net	1,500,000	2,678,571
Total Assets	$1,502,864	$3,310,194
Current Liabilities
Interest payable	$70,831	$69,222
Accrued liabilities	--	7,683
Notes payable	78,168	57,954
Total Current Liabilities	148,999	134,859
Long-Term Liabilities
Notes payable, net of current portion	109,569	164,726
Total Liabilities	$258,568	$299,585

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$--	$--	$--	$--
Operating Expenses
General and administrative	54,606	86,970	199,237	228,678
Research and development	--	9,956	59,418	54,259
Depreciation and amortization	--	--	189,652	--
Impairment loss	--	--	1,584,048
Total Operating Expenses	54,606	96,926	2,032,355	282,937
Operating Loss	(54,606)	(96,926)	(2,032,355)	(282,937)
Other Expenses
Interest expense	2,417	2,000	7,776	5,000
Total Other Expenses	2,417	2,000	7,776	5,000
Net Loss	$(57,023)	$(98,926)	$(2,040,131)	$(287,937)

Cash flows from discontinued operations are as follows:

	Nine Months Ended September 30,
	2016	2015
Cash Flows used in Operating Activities	$(425,011)	$(494,737)
Cash Flows used in Investing Activities	--	(1,286)
Cash Flows used in Financing Activities	(39,630)	(70,109)
Net Cash Used in Discontinued Operations	$(464,641)	$(566,132)

Amortization expense related to the available for sale intangible assets for the three and nine months ended September 30, 2016 was approximately $0 and $190,000, respectively. Amortization expense related to the available for sale intangible assets for the three and nine months ended September 30, 2015 was approximately $142,143 and 284,285, respectively.

Depreciation expense amounted to $21 and $129, respectively, for the three and nine months ended September 30, 2016. Depreciation expense amounted to $64 and $107, respectively, for the three and nine months ended September 30, 2015.

There is no expected future amortization of the available for sale intangible assets as of September 30, 2016. As further discussed in Note 9, the recognition of amortization expense related to the available for sale intangible assets ceased in May 2016 when the Board of Directors authorized Management to seek buyers for Streamline.

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

The promissory notes had outstanding balances of approximately $189,000 and $223,000, respectively, at September 30, 2016 and December 31, 2015.

Expected future payments, including interest, related to the promissory notes as of September 30, 2016, are approximately as follows:

For the year ended:

2016	$28,000
2017	68,000
2018	68,000
2019	42,000
$206,000

The Company paid interest expense related to the promissory notes for the three and nine months ended September 30, 2016 in the amount of approximately $800 and $6,100, respectively. The Company paid interest expense related to the notes for the three and nine months ended September 30, 2015 in the amount of approximately $3,100 and $5,100, respectively. The Company had unpaid accrued interest in the amount of approximately $71,000 and $69,000, respectively, at September 30, 2016 and December 31, 2015 related to the promissory notes.

Note 10 – Impairment of intangible assets

As discussed in Note 2, the Company reviews long-lived assets for impairment whenever events or changes in circumstances or occurrence of events suggest impairment exists in accordance with FASB ASC 360.

The Board of Directors decision to seek buyers for Streamline, as discussed in Note 9, was made after management evaluated and determined potential impairment indicators existed relating to poor operating performance as sales are less than previously anticipated. The impact of the operating losses incurred from the Streamline portion of the business contributes significantly to the Company’s operations and financial results. As such, the Company separated the asset groups accordingly between the amortizable intangible assets in developed technology and trademark, and the non-amortizable intangible asset in goodwill, and completed an impairment analysis using a two-step process as described in Note 2.

As a result of the impairment analysis, the Company determined the carrying value of the developed technology exceeded the calculated fair value. Consequently, the Company recognized a write-down of approximately $1,035,714 related to the developed technology in the quarter ended June 30, 2016. The remaining $1,500,000 in developed technology is classified as a held for sale current asset at September 30, 2016 while the Company seeks a buyer for Streamline.

As a result of the impairment analysis, the Company also determined the carrying value of the trademark and goodwill exceeded the calculated fair value. Consequently, impairment losses of $6,455,645 and $548,333, respectively, were recognized in the quarter ended June 30, 2016 related to goodwill and the trademark. The impairment losses resulted in a complete write down of both assets and, consequently, are not reported as of September 30, 2016.

Note 11 - Income Taxes

For the period from February 1, 2013 (inception) to September 30, 2016, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2015 and September 30, 2016, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2015 or September 30, 2016. The Company has not undergone any tax examinations since inception.

Note 12 - Related-Party Transactions

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin.

The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. General aviation expenses paid to TAG for the three and nine months ended September 30, 2016, were approximately $9,500 and $18,500, respectively. General aviation expenses paid to TAG for the three and nine months ended September 30, 2015, was approximately $15,000 and $26,000, respectively.

Operating Lease

As described in Note 6, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Rent payments under this arrangement were $1,800 per month through August 31, 2016. Effective September 1, 2016, rent payments under this arrangement increased to $2,000 per month.

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,300 and $22,000, respectively, for the three and nine months ended September 30, 2016. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,000 and $21,000, respectively, for the three and nine months ended September 30, 2015.

Consulting Expense

On December 2, 2013, the Company engaged a founding stockholder who owns 375,000 shares of its common stock to provide the Company with business development advisory services. Fees under this arrangement included a $45,000 up-front payment that was non-refundable and $10,000 per month for each month of services provided to the Company under this arrangement. On January 1, 2015, this consulting agreement was modified to increase the monthly compensation to $35,000 through December 2015. Effective January 1, 2016, the fee was modified again to $5,000 per month through June 2016. Effective August 1, 2016, the $5,000 per month fee was extended through January 18, 2017. Either party could cancel this agreement upon 30 days’ written notice. The Company paid $10,000 and $40,000, respectively, for the three and nine months ended September 30, 2016 under this new arrangement. The Company paid $105,000 and $315,000, respectively, for the three and nine months ended September 30, 2015 under the previous arrangement.

Convertible Debt

As more fully described in Note 7, on November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a related party, for the principal amount of up to $2,000,000.

Note 13 - Research and Development

Devicix Prototype Design and Development Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through September 30, 2016, the Company has paid approximately $1,406,000 to Devicix.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice. The Company incurred expenses of approximately $103,000 and $340,000, respectively, for the three and nine months ended September 30, 2016, of which approximately $48,000 was included in accounts payable as of September 30, 2016. The Company incurred expenses of approximately $89,000 and $326,000, respectively, for the three and nine months ended September 30, 2015, of which approximately $4,000 was included in accounts payable as of September 30, 2015.

Denervex Generator Design, Development And Manufacturing Agreement

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

The Company paid approximately $1,000 for the three and nine months ended September 30, 2016 under this agreement. The Company paid approximately $85,000 and $181,000, respectively, for the three and nine months ended September 30, 2015 under this agreement. Through September 30, 2016, the Company has paid approximately $312,000 to Bovie.

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

Actual work on development of the final units began in November 2014. The Company paid approximately $250,000 and $362,000, respectively, to Nortech for the three and nine months ended September 30, 2016, of which approximately $116,000 was included in accounts payable as of September 30, 2016. Through September 30, 2016, the Company has paid approximately $651,000 to Nortech.

Note 14– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $13,185,000 and $4,765,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

To date, the Company’s sole source of funds has been from the issuance of debt and equity.

In January 2015, the underwriter for the public offering exercised the overallotment of shares pursuant to the initial public offering, netting another $1,084,000.

As discussed in Note 7, the Company issued a promissory note for up to $2,000,000 of convertible debt on November 9, 2015 to Steve Gorlin, a director and father of Jarrett Gorlin, the Company’s CEO. The Company received $970,000 in cash and the elimination of $30,000 of future directors’ fees upon execution of the agreement. A second installment of $1,000,000 is expected to be made by Mr. Steve Gorlin by December 1, 2016.

As discussed in Note 5, in April 2016 and August 2016, a private placement of common stock raised approximately $1,176,000 for the Company, net of fees.

As discussed in Note 5, in September 2016, the Company raised $1,000,000 in cash in the form of a secured short term note payable.

The Company is exploring additional fundraising options for the remainder of 2016. However, if the Company is unable to raise sufficient financing, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. There can be no assurances such efforts to raise funding will be successful. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 15 - Subsequent Events

On November 1, 2016, the executive committee of the Board of Directors unanimously approved a written consent extending the date Mr. Steve Gorlin is to make the second installment of $1,000,000 to December 1, 2016. See Note 7.

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

Our intention is to market the product as a disposable, single-use kit which will include all components of the DenerveX product kit. In addition to the DenerveX device itself, we are developing a dedicated Electro Surgical Generator to power the DenerveX device. The generator would be provided to customers agreeing to purchase the DenerveX device kit and could not be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the build and final test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through September 30, 2016, we have paid approximately $1,406,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce approximately 1,200 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through September 30, 2016, we have paid approximately $651,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which will amount to $295,000 upon completion of all the deliverables. Through September 30, 2016, we have paid approximately $312,000 to Bovie towards the $295,000 total.  Development fees beyond the predetermined estimate of $295,000 were incurred to further customize the DenerveX device. Additional costs could be incurred in the future if further customization is necessary.

In July 2015, we entered into a non-exclusive distribution center agreement with Technology Consult Berlin GmbH (“TCB”) pursuant to which TCB shall manage and coordinate the DenerveX products which the Company exports to the European Union country distributors.

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

Also in August 2015, we entered into two medical advisory board agreements with European leading spine surgeons Dr. Martin Deeg and Dr. Karsten Ritter-Lang. Under the terms of the agreements, both doctors will leverage their expertise, experience and relationships in the spine treatment space, specifically the facet joint pain area by advising us on matters related to its technology and the area of facet joint pain therapies. They will also provide services to help introduce the DenerveX System to other leading physicians and medical professionals. Through September 30, 2016, we have paid approximately $9,500 to Dr. Martin Deeg.

In November 2015 we entered into a medical advisory agreement another leading European spine surgeon, Dr. Vik Kapoor of Manchester, England.

In April 2016, we entered into an international distribution agreement with Innosurge, a supplier of innovative orthopedic surgery equipment. The agreement covers the distribution of the DenerveX System throughout Scandinavia, including Denmark, Sweden, Norway and Finland.

In August 2016, the Company hired Mr. Juan Davila as Director of Sales & Marketing for the Latin-America market region. Mr. Davila will be developing and implementing an overall corporate sales and marketing strategy, directly engaging and managing all future Medovex distributors throughout the Americas, and translating the company's business objectives into marketing strategies that drive future revenue. In addition, Mr. Davila will also provide services to help introduce the Company’s DenerveX System to leading physicians and medical professionals in Latin America. Through September 30, 2016, we have paid approximately $2,500 to Mr. Davila.

In September 2016, we entered into an international distribution agreement with M. Fast Technologies LTD, a leading supplier of innovative spine surgery products. The agreement covers the distribution of the DenerveX System throughout Israel.

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

The Company did not sell any of the Streamline ISS IV poles during the three and nine months ended September 30, 2016 or 2015.

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

General and Administrative Expenses

Beginning in October 2013, the Company hired full time management, began sourcing vendors, retained consultants and commenced other activities consistent with a new operation. Prior to that time, most activity focused on the Company’s initial capital raise under Regulation D of the Securities Act of 1933 and in securing its initial product applications. For the three and nine months ended September 30, 2016, the Company paid approximately $392,000 and $1,189,000, respectively, in personnel costs. For the three and nine months ended September 30, 2015, the Company paid approximately $381,000 and $998,000, respectively, in personnel costs.

For the three and nine months ended September 30, 2016, the Company paid approximately $309,000 and $1,102,000, respectively, in professional fees, of which approximately $207,000 were Streamline professional fees funding the working capital commitment. For the three and nine months ended September 30, 2015, the Company paid approximately $506,000 and $1,967,000, respectively, in professional fees, of which approximately $390,000 and $288,000, respectively, were Streamline acquisition-related legal expenses and professional fees funding the working capital commitment. For the three and nine months ended September 30, 2016, the Company paid approximately $50,000 and $130,000, respectively, in travel expenses, of which approximately $7,000 were Streamline travel expenses funding the working capital commitment. For the three and nine months ended September 30, 2015, the Company paid approximately $76,000 and $243,000, respectively, in travel expenses, of which approximately $19,000 were Streamline travel expenses funding the working capital commitment.

We paid less in general and administrative expenses during the nine month period ending September 30, 2016 versus the nine month period ending September 30, 2015 primarily due to the fees incurred as part of the consummation of the acquisition of Streamline as well as the reduced Streamline working capital expenditures as we continue to seek a buyer. We also continued to maintain a concerted effort during the three and nine months ended September 30, 2016 to keep general and administrative expenses down due to lower working capital balances. Outside of acquisition-related costs, general and administrative expenses incurred continue to support research and development activities, commercialization of our product candidate as well as our continued overall costs of operating as a public company. These fees have included increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have continued to incur costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Sales & Marketing Expenses

For the three and nine months ended September 30, 2016, the Company expensed approximately $107,000 and $166,000, respectively in sales and marketing expenses. For the three and nine months ended September 30, 2015, the Company expensed approximately $17,000 and $29,000 respectively in sales and marketing expenses. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the pre-launch of the DenerveX in Europe.

Depreciation & Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $2,000 and $6,000, respectively, in depreciation expense for the three and nine months ended September 30, 2016. The Company recognized approximately $1,700 and $4,700, respectively, in depreciation expense for the three and nine months ended September 30, 2015.

For the three and nine months ended September 30, 2016, the Company recognized approximately $0 and $190,000, respectively, in amortization expense. The recognition of amortization expense related to amortizable intangible assets ceased in May 2016 when the Board of Directors authorized Management to seek buyers for Streamline. The Company recognized approximately $142,000 and $284,000, respectively, for the three and nine months ended September 30, 2015 in amortization expense.

Results of Discontinued Operations

Our discontinued operations generated net losses of approximately $2,040,000 and $288,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

The results of discontinued operations for the current period ended September 30, 2016 include the write down of intangible assets acquired with the purchase of Streamline Inc. in March 2015 that was recorded in the six month period ended June 30, 2016. The impairment loss recorded included a complete write down of the acquired trademark of $548,000, and approximately $1,036,000 to write-down the acquired developed technology.

Results of Continuing Operations

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Total operating expenses increased approximately $388,000, or 29%, to approximately $1,736,000 for the three months ended September 30, 2016, as compared to approximately $1,348,000 for the three months ended September 30, 2015.

Total operating expenses increased approximately $6,308,000, or 141%, to approximately $10,784,000 for the nine months ended September 30, 2016, as compared to approximately $4,477,000 for the nine months ended September 30, 2015.

The results of continuing operations for the current period ended September 30, 2016 include a complete write down of $6,455,645 in goodwill recorded in connection with the purchase of Streamline Inc. in March 2015.

The increase in expenses over the prior year for same the period is primarily the result of the impairment charges. Impairment charges aside, we continued to incur similar Product development costs associated with the DenerveX device as well as costs incurred related to being a public entity.

Liquidity and Capital Resources

Sources of Liquidity

To date our operations have been funded with the issuance of debt and equity. On November 9, 2015, we issued a convertible promissory note to Steve Gorlin, a related party, for up to $2,000,000, the principal to be advanced in two installments. We received $970,000 in cash and the reduction in obligation of $30,000 in directors’ fees on November 9, 2015. This $1,000,000 in debt was subsequently converted into equity in January 2016, ultimately in exchange for 552,041 shares of common stock. On March 15, 2016, the Board of Directors approved extending the date for the second installment of $1,000,000 to November 1, 2016.

The note payable presented on our September 30, 2016 balance sheet represents a secured nine month term loan for the principal amount of $1,150,000. In September 2016, we entered into a Unit Purchase Agreement with selected accredited investors whereby we had the right to sell units in a private placement to secure the loan. The loan has a default interest rate of 15% per year and a maturity date of June 16, 2017. The Company is required to repay the principal amount of the loan following the Company’s receipt of any financing in aggregate of $1,650,000 in the next six months.

The liabilities held for sale presented on our September 30, 2016 balance sheet is comprised of two promissory notes issued by Streamline prior to our acquisition of that entity in March 2015. The two notes total approximately $189,000 at September 30, 2016.

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

Working Capital	September 30, 2016	December 31, 2015

Current Assets	$1,454,000	$1,775,000
Current Liabilities	1,496,000	590,000
Working Capital (Deficit)	$(42,000)	$1,185,000

Cash Flows

Cash activity for the nine months ended September, 2016 and 2015 is summarized as follows:
	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(4,010,000)	$(4,814,000)
Cash used in investing activities	(6,000)	(1,160,000)
Cash provided by financing activities	3,360,000	1,061,000
Net decrease in cash and cash equivalents	$(656,000)	$(4,913,000)

For the nine months ended September 30, 2016 and 2015, the Company has used approximately $4,010,000 and $4,814,000 respectively, for operating activities. As of September 30, 2016, the Company had approximately $914,000 of cash on hand.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2015 and 2014. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.   Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our products can generate enough revenue to offset our research and development, general and administrative and sales and marketing expenses. We received $1,398,034 and $1,300,000, respectively, in gross proceeds in private placements of common stock in April and August 2016. We also secured a short term loan in September 2016 for $1,150,000, which contained an original issuance discount of $150,000. From this short term loan, we received net proceeds of $1,000,000. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and other fund raising initiatives. There can be no assurance we will be successful in our operational plans. If the sale of Streamline takes longer than anticipated, or we incur higher than anticipated expenses preparing for approval and launch of our DenerveX product, we could need additional funding later in 2016. There can be no assurances we will be successful raising these funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company has a short term contractual obligation for the secured nine month term loan for the principal amount of $1,150,000.

The principal face value of the loan is $1,150,000 and was issued with an original issuance discount of $150,000 which resulted in aggregate proceeds of $1,000,000. The loan has a default interest rate of 15% per year and a maturity date of June 16, 2017. The Company is required to repay the principal amount of the loan following the Company’s receipt of any financing in aggregate of $1,650,000 in the next six months.

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

The Company has a long term contractual commercial building lease agreement with Sugar Oak Kimball Royal, LLC. The lease agreement provides for the lease of office space through July 2018 at a cost of approximately $2,800 per month.

The Company does not have any other long term contractual obligations. The Company currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $2,000 per month, which it believes is at fair market value. We have employment agreements with each of our executive officers that commit us to a six month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

Changes in Board of Directors

On August 11, 2016 the Company received a resignation letter from Mr. Thomas Hills from his position as a member of the Board of Directors of the Company. There were no disagreements between Mr. Hills and the Company. Mr. Hills wanted to make room for a new director who could devote more time and energy to the Company.

On August 17, 2016, the Company appointed Ron Lawson to fill Mr. Hills’ vacancy and to serve as a member of the Company’s Board.  In connection with his appointment, Mr. Lawson was granted 300,000 stock options under the Company’s 2013 Stock Option Incentive Plan.  Each stock option has an exercise price of $1.20 and is exercisable pursuant to the terms of the stock option award. 150,000 of the options vest immediately and 150,000 vest in one year.

On October 18, 2016, the Company received a resignation letter from Mr. John Blank from his position as a member of the board of directors. There were no disagreements between Mr. Blank and the Company. Mr. Blank stated that his resignation was to allow the Company to appoint another individual that could contribute more to the Company.

On October 19, 2016, Jon Mogford, PH.D was appointed to fill the vacancy created by Mr. Blank’s resignation. Dr. Mogford was designated as a nominee for director in the proxy statement for the 2016 annual meeting, which was approved by the Company’s stockholders at the 2016 annual meeting in November 2016.

Notice of Delisting

On August 30, 2016, we received a letter from the listing qualifications department of the NASDAQ stock market notifying us that the Company’s stockholders’ equity of $1,311,796 as reported in our quarterly report on form 10-Q for the quarter ended June 30, 2016 was below the minimum stockholders’ equity of $2,500,000 required for continued listing on the NASDAQ capital market. The decline in the Company’s stockholders’ equity was largely a result of the recognition of an impairment loss recorded in our form 10-Q for the quarter ended June 30, 2016 related to the intangible assets of Streamline Inc., the Company’s wholly owned subsidiary acquired in March 2015.

On October 14, 2016, we submitted to NASDAQ a plan of compliance letter outlining our plans to regain and sustain compliance with the stockholders’ equity requirement to sustain continued listing on the NASDAQ capital market.

On October 31, 2016, we received a response letter from the listing qualifications department of the NASDAQ stock market indicating they accepted the plan of compliance, and granted the Company an extension to regain compliance. Under the terms of the extension, the Company must on or before February 27, 2017, complete a stockholders' equity raising transaction, or other event, and evidence compliance by furnishing to the SEC and NASDAQ in a publicly available report detailing such actions to regain compliance. In the event that we do not satisfy the terms set forth in the extension, NASDAQ will provide written notification that the Company’s securities will be subject to delisting proceedings. At that time, the Company may appeal NASDAQ’s determination to a listings qualification panel.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs almost all of the accounting related functions. In order to obtain proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 17, 2016

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