Form 10-K
period 2016-12-31
Medovex Corp.
filed 2017-03-31
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTI ON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 001-36763

MEDOVEX CORP.
(Exact name of Registrant as specified in its charter)

Nevada	46-3312262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1950 Airport Road Suite A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2016, was $17,105,294.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on March 28, 2017 was approximately $17,816,836.  Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2017, 17,026,688 shares of the registrant’s common stock were outstanding.

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

Our intention is to market the product as a disposable, single-use kit which will include all components of the DenerveX product. In addition to the DenerveX device itself, we are developing a dedicated Electro Surgical Generator, the DenerveX Pro-40 generator, to power the DenerveX device. The generator would be provided to customers agreeing to purchase the DenerveX device, and could not be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are finalizing the build and test phase of the device, which focuses on completion of the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through December 31, 2016, we have incurred approximately $1,547,000 for product development services provided by Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based U.S. Food and Drug Administration (“FDA”) registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and testing. Our agreement with Nortech includes agreed-upon per unit prices for delivery of the devices. Through December 31, 2016, we have paid approximately $744,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop our Electro Surgical Generator, the DenerveX Pro-40 generator, and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through December 31, 2016, we have paid approximately $389,000 to Bovie. Additional expenses have been incurred beyond the initial agreement as further customization has been necessary beyond predetermined estimates.

Streamline, Inc. Divestiture

In May 2016, the Board of Directors authorized management to seek buyers for Streamline, Inc., (“Streamline”), the Company’s wholly owned subsidiary acquired in March 2015. The Company sold all Streamline related assets on December 7, 2016 (the “Closing”). This transaction provided funds needed to complete the development and launch of the Company’s primary product, the DenerveX System, and the decision to sell the Streamline assets helped raise part of the necessary funds required for continuing operations of the Company in a non-dilutive manner to existing shareholders.

The transaction resulted in the immediate receipt of $500,000 in cash, and a $150,000 receivable to the Company due on or before January 1, 2018.

The terms of the agreement also required that for each of the calendar years ending December 31, 2018 and December 31, 2019 (each such calendar year, a “Contingent Period”), a contingent payment in cash (each, a “Contingent Payment”) equal to five percent (5%) of the total net sales received by the acquiring party from the sale of “IV suspension system” products in excess of 100 units during each Contingent Period. Each such Contingent Payment is payable to the Company by the acquiring party by no later than March 31st of the subsequent year; provided, however, that the total aggregate amount of all Contingent Payments owed by the acquiring party to the Company for all Contingent Periods will not exceed $850,000.

Competition

Developing and commercializing new products is highly competitive.  The market is characterized by extensive research and clinical efforts and rapid technological change.  We face intense competition worldwide from medical device, biomedical technology and medical products and combination products companies, including major medical products companies.  We may be unable to respond to technological advances through the development and introduction of new products.  Most of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources.  These competitors may also be in the process of seeking FDA or other regulatory approvals, or patent protection, for new products.  Our competitors may commercialize new products in advance of our products.  Our products also face competition from numerous existing products and procedures, which currently are considered part of the standard of care.  We believe that the principal competitive factors in our markets are:

●	the quality of outcomes for medical conditions;

●	acceptance by surgeons and the medical device market generally;

●	ease of use and reliability;

●	technical leadership and superiority;

●	effective marketing and distribution;

●	speed to market; and

●	product price and qualification for coverage and reimbursement.

We will also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as in acquiring technologies and licenses complementary to our products or advantageous to our business.

We are aware of several companies that compete or are developing technologies in our current and future products areas.  With regard to the DenerveX System, we believe that our principal competitors include device manufacturers Cosman Medical Inc., Stryker Corporation and Spembly Medical Systems.  We may also face competition from developing, but potentially untested technologies such as Zyga’s GLYDER device. In order to compete effectively, our products will have to achieve widespread market acceptance, receive adequate insurance coverage and reimbursement, be cost effective and be simultaneously safe and effective.

Customers

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any products for which we obtain marketing approval.

We anticipate selling the DenerveX System in Europe prior to commercialization in the United States. We will utilize the experience of local distributors in the countries we pursue marketing the DenerveX System once approval is obtained.

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

In addition, we have filed 33 additional US and International patents, of which 21 are pending, 8 are pending published, and 4 have been granted. These patents cover a total of 885 claims both in the United States and Internationally.

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

We intend to continually re-assess and refine our intellectual property strategy in order to fortify our position in our market space in the United States and internationally.  To that end, we are prepared to file additional patent applications should our intellectual property strategy require such filings and/or where we seek to adapt to competition or seize business opportunities.

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

In order to contend with the inevitable possibility of third party intellectual property conflicts, we review and assess the third-party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies. We may find it necessary or prudent to obtain licenses from third party intellectual property holders.  Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business.  In other instances, however, where a third party holds relevant property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all.  We will attempt to manage the risk that such third party intellectual property may pose by conducting, among other measures, freedom-to-operate studies to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third party intellectual property.

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

FDA Regulation

The DenerveX System and any other product we may develop must be approved or cleared by the FDA before it is marketed in the United States.  Before and after approval or clearance in the United States, our products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies.

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

●	Class I: general controls, such as labeling and adherence to quality system regulations;

●
Class II: special controls, pre-market notification (often referred to as a 510(k) application), specific controls such as performance standards, patient registries, post market surveillance, additional controls such as labeling and adherence to quality system regulations; and

●	Class III: special controls and approval of a pre-market approval (“PMA”) application.

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

European Union Approvals

The EU requires a CE mark certification or approval in order to market the DenerveX System in the various countries of the European Union or other countries outside the United States.  To obtain CE mark certification of the DenerveX System, we are required to work with an accredited European notified body organization to determine the appropriate documents required to support certification in accordance with existing medical device directive.  The predictability of the length of time and cost associated with such a CE marketing may vary, or may include lengthy clinical trials to support such a marking. Once the CE mark is obtained, a company may market the DenerveX System in the countries of the EU.  We have targeted the submission of our application for CE marketing in the first half of 2017. Management believes it will be able to obtain European CE mark approval to market the DenerveX System before it will obtain FDA approval. The Company has retained third party experts to assist with the European approval. Management has also contracted several European distributor and has retained a European sales manager to assist the distributor and promote the product in Europe.

Clinical Trials of Medical Devices

One or more clinical trials are becoming necessary to support an FDA submission. Clinical studies of unapproved or un-cleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements.  If an investigational device could pose a significant risk to patients, the sponsor company must submit an Investigational Device Exemption, or "IDE" application to the FDA prior to initiation of the clinical study.  An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound.  The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin.  Clinical studies of investigational devices may not begin until an institutional review board ("IRB") has approved the study.

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

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply.  These include:

●	the FDA Quality Systems Regulation ("QSR"), which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

●	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

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

Research, Product Development and Technical Operations Expense

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory testing, supplies, costs for facilities and equipment, and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the expense liability of certain costs where services have been performed but not yet invoiced.

We monitor levels of performance under each significant contract for external service providers for activities through communications with the service providers to reflect the actual amount expended.

Employees

As of December 31, 2016, we had 11 total employees, 10 of which were full-time employees.  None of our employees is represented by a union and we believe our employee relations to be good.

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

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.    PROPERTIES

The Company pays TAG Aviation, a company owned by CEO Jarrett Gorlin, for executive office space in Atlanta, GA at a rate of $2,147 per month plus related utilities. The rental rate is 90% of the amount billed to TAG Aviation by the owner of the property.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the range of high and low sales prices of the common stock on the NASDAQ Capital Market for each period indicated:

Market and Market Prices of Common Stock (per common share)

	2016
By Quarter	High	Low
First	$1.51	$0.85
Second	2.25	1.01
Third	1.70	1.25
Fourth	1.73	1.33

On March 28, 2017, the price per share of the Company’s common stock had a high of $1.44 per share, and a low of $1.35 per share.  The Company had approximately 185 holders of record of common stock as of March 28, 2017.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, we have granted an aggregate of 1,124,900 options to purchase common stock under the Plan at a weighted average price of $2.15 per share to certain employees, consultants and our outside directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On March 25, 2015, we acquired Streamline and committed to issue an aggregate of 1,875,000 shares of common stock as partial consideration for this company. The closing price of our common stock on this date was $4.50.

On April 29, 2016, we completed an offering of privately placed securities with accredited investors, which in the aggregate, yielded a total of 1,211,760 shares and warrants to purchase 605,880 shares to be issued to investors.

On August 5, 2016, we completed an offering of privately places securities with accredited investors, which in the aggregate, yielded a total of 958,332 shares and warrants to purchase 479,168 shares to be issued to investors.

On September 16, 2016, we completed an offering of privately placed securities in the form of a secured note with accredited investors, which in the aggregate, yielded a total of warrants to purchase 200,000 shares to be issued to investors.

On February 9, 2017, we completed an offering of common stock, warrants and preferred stock, as well as a conversion of certain debentures into common stock, preferred stock and warrants. The offering and debt conversion resulted in the issuance of an aggregate of 1,797,595 shares of common stock, 2,005,761 warrants to purchase common stock and 22,139 shares of Series A Preferred Stock.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) under the Securities Act, as amended, and Regulation D, promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a director and father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $2,000,000.

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

On January 25, 2016, the Company entered into a modification agreement (the “Modification Agreement”) with Mr. Steve Gorlin. Mr. Steve Gorlin agreed to convert the first advance of $1,000,000 into an aggregate of 571,429 shares of its Common Stock, thus eliminating the Company’s $1,000,000 debt obligation.

On February 16, 2016, the Company and Mr. Steve Gorlin entered into an amendment to the Modification Agreement, reducing the number of shares of Common Stock that Mr. Steve Gorlin received upon the conversion of the $1,000,000 from 571,429 shares to 552,041 shares.

On March 15, 2016 the Board of Directors approved a second amendment to the Modification Agreement. The date for making the second installment of $1,000,000 was moved to November 1, 2016.

Additionally, the language in the Note was changed to clarify that the consideration received by the Company on the first installment was in the form of $970,000 cash and $30,000 in directors’ fees due to Mr. Steve Gorlin.

On November 10, 2016, the Board of Directors approved a third amendment to the Modification Agreement. The date for making the second installment of $1,000,000 was extended to December 1, 2016.

On December 1, 2016, the Board of Directors approved a fourth amendment to the Modification Agreement. Pursuant to the fourth amendment, Mr. Gorlin assigned a portion of the obligation to purchase the additional 571,429 shares of the Company at $1.75 per share. The obligation to purchase 142,857 shares for $250,000 was assigned to an outside non related party.

Additionally, the obligation to purchase 114,286 shares for $200,000 was assigned to a related party that provides consulting services for the Company. Mr. Gorlin retained the obligation to purchase 314,286 shares, for a total purchase price of $550,000.

Pursuant to the fourth Amendment, Mr. Gorlin also assigned a portion of the warrant for the right to purchase 112,500 of the 500,000 shares of common stock of the Company from the warrants issued to Mr. Gorlin on November 9, 2015.

The purchase of the additional shares of the Company by Mr. Gorlin and the two outside parties was completed in December 2016. The Company received an aggregate of $1,000,000 in exchange for the issuance of an aggregate of 571,429 shares at a price of $1.75 per share.

ITEM 6.    SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

MedoveX was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride, which was incorporated under the laws of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company is currently seeking approval from the FDA and the European Union for a CE Mark for the DenerveX System.

In May 2016, the Board of Directors authorized management to seek buyers for Streamline, Inc., (“Streamline”), the Company’s wholly owned subsidiary acquired in March 2015. In December 2016, the Company sold, under an asset purchase agreement, all related Streamline assets.

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

Our intention is to market the product as a disposable, single-use kit which will include all components of the DenerveX device product. In addition to the DenerveX device itself, we are developing a dedicated Electro Surgical Generator, the DenerveX Pro-40, to power the DenerveX device.

The generator would be provided to customers agreeing to purchase the DenerveX device, and could not be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the final states of the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through December 31, 2016, we have paid approximately $1,547,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2016, we have paid approximately $744,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through December 31, 2016, we have paid approximately $389,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System.

The Company has entered into some of the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system. Final development, testing and verification to set standards is the main focus for these final stages. Additionally, the company has be tested the DenerveX System in an extensive living tissue model under very strict Good Laboratory Practice Standards to measure, verify, and establish its’ effectiveness for performance as a system. Other testing will include device sterilization, shelf life verification and shipping and performance testing to very specific standards.

The DenerveX System (the DenerveX Device and the DenerveX Pro-40 generator) were successfully tested as a system by SGS, a world leader in safety performance testing, and received certification of compliance in January 2017. SGS, a highly respected testing and verification firm, tested the DenerveX System using an extensive set of testing standards.

Regulatory Approval

The Company is currently seeking approval from the FDA for commercialization of the DenerveX System in the US, and we are also seeking approval from the European Union for a CE Mark for commercialization of the DenerveX System throughout the EU.

Once the Company obtains a CE Mark, which we anticipate will be in the first half of 2017, we will provide a copy of the CE certificate along with other necessary documentation to obtain regulatory approval for commercialization of the DenerveX System throughout certain countries including Columbia, Peru, Argentina, Mexico, Turkey, Israel, New Zealand and Australia. The documentation required to accompany the CE Mark to obtain regulatory approval in the aforementioned countries include copies of the ISO 3485 certification, the SGS certificate of approval and a statement of Good Manufacturing Practices (“GMP”).

Distribution Agreements

In July 2015, we entered into a non-exclusive distribution center agreement with Technology Consult Berlin GmbH (“TCB”) pursuant to which TCB shall manage and coordinate the DenerveX System products as a distribution center in which the Company exports to the European Union country distributors.

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

The third distribution agreement entered into in August 2015 was with Sydney based Medical Innovators Pty.Ltd. for the distribution of the DenerveX System throughout Australia and New Zealand. The agreement will expand the market for us by leveraging the Spine industry-leading marketing, sales, support and distribution power of Medical Innovators Pty. Ltd.

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

In January 2017, we entered into an international distribution agreement with AlfaMed s.r.l., a supplier of innovative spine surgery equipment. The agreements covers the distribution of the DenerveX System throughout Italy.

Medical Advisory Agreements

Also in August 2015, we entered into two medical advisory board agreements with European leading spine surgeons Dr. Martin Deeg and Dr. Karsten Ritter-Lang. Under the terms of the agreements, both doctors will leverage their expertise, experience and relationships in the spine treatment space, specifically the facet joint pain area by advising us on matters related to its technology and the area of facet joint pain therapies. They will also provide services to help introduce the DenerveX System to other leading physicians and medical professionals. Through December 31, 2016, we have paid approximately $15,500 to Dr. Martin Deeg.

In November 2015 we entered into a medical advisory agreement another leading European spine surgeon, Dr. Vik Kapoor of Manchester, England. Through December 31, 2016, we have paid $10,000 to Dr. Kapoor.

Employment Agreements

In November 2016, the Company hired Jill Schweiger as its new Senior Vice President of Regulatory, Clinical and Quality. Mrs. Jill Schweiger is a highly qualified and accomplished leader with a highly demonstrable track record of success in the areas of clinical studies and regulatory affairs.

In January 2017, the Company hired and named Mr. Ed Valdez to the position of Quality Manager. Mr. Valdez is a former Integra Life Sciences quality and regulatory manager for devices used in neurosurgery, stereotaxy, ENT and general surgery.

Consulting Agreements

In August 2016, the Company hired Mr. Juan Davila as Director of Sales & Marketing for the Latin-America market region. Mr. Davila will be developing and implementing an overall corporate sales and marketing strategy, directly engaging and managing all future MedoveX distributors throughout Latin America, and translating the company's business objectives into marketing strategies that drive future revenue. In addition, Mr. Davila will also provide services to help introduce the Company’s DenerveX System to leading physicians and medical professionals in Latin America. Through December 31, 2016, we have paid approximately $10,000 to Mr. Davila.

Sales & Marketing

In order to maintain the positive momentum and high interest level in the DenerveX System with our signed distributors throughout Europe and Asia Pacific, we attended several spinal workshops and marketing related events in 2016.

We are planning similar sales and marketing related endeavors in 2017 to continue with our efforts to create and maintain a high level of interest in the European spine community, our anticipated product launch into the European market.

Streamline, Inc. Divestiture

In May 2016, the Board of Directors authorized management to seek buyers for Streamline, Inc., (“Streamline”), the Company’s wholly owned subsidiary acquired in March 2015. The Company sold all Streamline related assets on December 7, 2016 (the “Closing”).

This transaction provided funds needed to complete the development and launch of the Company’s primary product, the DenerveX System, and the decision to sell the Streamline assets helped raise part of the necessary funds required for continuing operations of the Company in a non-dilutive manner to existing shareholders.

The transaction resulted in the immediate receipt of $500,000 in cash, and a $150,000 note receivable to the Company due on or before January 1, 2018.

The terms of the agreement also required that for each of the calendar years ending December 31, 2018 and December 31, 2019 (each such calendar year, a “Contingent Period”), a contingent payment in cash (each, a “Contingent Payment”) equal to five percent (5%) of the total net sales received by the acquiring party from the sale of “IV suspension system” products in excess of 100 units during each Contingent Period. Each such Contingent Payment is payable to the Company by the acquiring party by no later than March 31st of the subsequent year; provided, however, that the total aggregate amount of all Contingent Payments owed by the acquiring party to the Company for all Contingent Periods will not exceed $850,000.

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

Goodwill and Impairment of Long-Lived Assets

Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value. Goodwill impairment has been recognized for the year ended December 31, 2016. See Note 11.

Other intangible assets include trademarks and purchased technology. Intangible assets with a definite life are amortized on a straight-line basis, as appropriate, with estimated useful lives ranging from five to seven years, and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
Definite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment has been recognized for definite-lived intangible assets for the year ended December 31, 2016. See Note 11.

Although we believe that the recorded fair value of our non-financial assets is appropriate at December 31, 2016, these fair values may not be indicative of net realizable value or reflective of future fair values.

Fair Value Measurements

We measure certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

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

Although we believe that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary.

We file income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. The tax years that could be subject to audit are 2013, 2014 and 2015.

Stock-Based Compensation

A summary of significant assumptions used to estimate the fair value of the equity awards granted in 2016 and 2015 follows:

Stock-based compensation expense for the years ended December 31, 2016 and 2015 includes both common stock and stock options granted to certain employees, consultants, and directors and has been recorded as general and administrative expenses. We follow the provisions of the ASC Topic 718, Compensation- Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options.

Stock compensation expense based on the fair value on the grant date estimated in accordance with the provisions of ASC 718 is generally recognized as an expense over the requisite service period.

The stock grant prices and the option prices were set at the estimated fair value of the common stock on the date of grant using the market approach.  Under the market approach, the fair value of the common stock was determined to be the value of the stock on the date of the grant.

We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period for stock options. The expected life represents the period that our stock option-based compensation awards are expected to be outstanding.

We use a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award's weighted average vesting period and contractual term for "plain vanilla" share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies in an early stage of development. The Company uses, and will continue to use in the future, the historic volatility of similar biotech companies until we have either a sufficient amount of historical information regarding the volatility of our own share price or other traded financial instruments are available to derive an implied volatility to support an estimate of expected volatility. No dividend payouts were assumed as we have not historically paid, and do not anticipate paying, dividends in the foreseeable future.

The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected term of the options.

The significant assumptions used to estimate the fair value of the stock option-based equity awards granted in 2016 are;

Grant date	January 6	August 17	November 10
Weighted fair value of options granted as of December 31, 2016	$0.67	$0.91	$1.06
Expected term (years)	6	6	6
Risk-free interest rate	1.82%	1.28%	1.74%
Volatility	83%	75.55%	76.67%
Dividend yield	None	None	None

During 2016, the Company granted options to purchase 744,900 shares of common stock, and 180,500 shares of common stock were granted. Total equity awards granted in 2016 was 925,400.

RESULTS OF OPERATIONS
 Overview

We started operations late in 2013. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including successful development of a prototype product, approval of the product by regulatory agencies in the United States and abroad, and the rate of adoption of our product by medical professionals. On December 7, 2016, we sold Streamline after the Board authorized management to find a buyer in May 2016. Due to these factors, we believe that period to period comparisons of our results of operations are not a good indication of our future performance.

The following table sets forth our results of operation for the years ended December 31, 2016 and 2015:

Operating Expenses:	2016	2015
General and administrative	$4,872,626	$4,561,470
Sales and marketing	391,698	101,772
Research and development	1,126,535	867,822
Depreciation and amortization	11,267	6,498
Impairment of goodwill	6,455,645	--
Total operating expenses	12,857,771	5,537,562

Operating Loss	(12,857,771)	(5,537,562)

Other Expenses:
Interest expense	455,304	46,259
Total Other Expenses	455,304	46,259

Loss from Continuing Operations	(13,313,075)	(5,583,821)

Discontinued Operations
Loss from discontinued operations	477,497	939,256
Impairment loss	1,584,048	--
Disposal loss	852,864	--
Total Loss from Discontinued Operations	(2,914,409)	(939,256)
Net Loss	$(16,227,484)	$(6,523,077)

Revenue

We have not produced any revenue to date with the DenerveX System. Prior to the divestiture of Streamline in December 2016, we had only nominal sales of the Streamline ISS poles that occurred in December 2015 which are included in the loss from discontinued operations for the year ended December 31, 2015.

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

Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates have been used in determining the liability of certain costs where services have been performed but not yet invoiced.

We monitor levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

During 2016, the Company incurred approximately $1,780,000 in personnel costs, compared to approximately $1,390,000 in 2015. Professional fees were approximately $1,453,000 in 2016 and $2,552,000 in 2015 which consisted primarily of professional costs related to the development of the DenerveX device and the acquisition of Streamline in 2015. Travel expenses were approximately $226,000 during 2016 and $295,000 in 2015.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Sales & Marketing Expenses

During 2016, the Company incurred approximately $392,000 in sales and marketing expenses compared to $102,000 in 2015. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the pre-launch of the DenerveX in Europe.

Depreciation & Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. During 2016, the Company recognized approximately $11,300 in depreciation expense, compared to approximately $6,700 in 2015. During 2016, the Company recognized approximately $190,000 in amortization expense compared to approximately $427,000 in 2015. Amortization expense is a result of amortizing the intangible assets acquired in the Streamline acquisition and the significant decrease in amortization expense in 2016 compared to 2015 is a result of having ceased amortization of the intangible assets upon Streamline being classified as held for sale in May 2016. Amortization expense is included in the total loss from discontinued operations at December 31, 2016 and 2015.

Liquidity and Capital Resources

Since our inception, we have incurred losses and anticipate that we will continue to incur losses in the foreseeable future.

While we expect our research and development costs for the DenerveX System to dissipate, we also anticipate increased expenditures for clinical trials to obtain FDA approval of the DenerveX System as well as expenses related to the commercial launch of the DenerveX system. We will need additional cash to fully fund these activities.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements as of and for the years ended December 31, 2016 and 2015.

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.

Sources of Liquidity

Debt

On November 9, 2015, we issued a convertible promissory note to Steve Gorlin, a related party, for $2,000,000, the principal to be advanced in two installments. We received $970,000 in cash and the elimination of $30,000 in directors’ fees payable on November 9, 2015. This debt was subsequently converted into equity in January 2016, ultimately in exchange for 552,041 shares of common stock. On March 1, 2016, the Board of Directors approved extending the date for the second installment of $1,000,000 to November 1, 2016. After a further extension was granted, on December 1, 2016, we received the second installment of $1,000,000 from Mr. Gorlin and associates.

On September 16, 2016, the Company entered into short term contractual obligation for a secured nine month term loan for the principal amount of $1,150,000. The principal face value of the loan was $1,150,000 and was issued with an original issuance discount of $150,000 which resulted in aggregate proceeds of $1,000,000. The loan was subsequently converted to equity in February 2017.

The Company issued warrants to purchase an aggregate of 200,000 shares of common stock par value $.001 per share in conjunction with the short term note. Each warrant has an initial exercise price of $1.625 per share, and is initially exercisable six months following the date of issuance and for a period of three (3) years from the date of issuance.

In addition to the convertible promissory note and the short term loan, the debt presented on our December 31, 2016 balance sheet is also comprised of two promissory notes issued by Streamline prior to our acquisition of that entity in March 2015 and a finance agreement for the Company’s annual D&O insurance premium. The two notes, including unpaid accrued interest, total approximately $234,000 at December 31, 2016. The finance agreement totals approximately $65,000 at December 31, 2016 and payments are due in equal quarterly installments.

Equity

In January 2016, the first of two $1,000,000 installments from Steve Gorlin’s convertible promissory note and the related accrued interest were converted into equity.

In April 2016, the Company entered into a unit purchase agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $1,000,000 and up to a maximum of $2,000,000 of units. The offering resulted in gross proceeds of $1,398,034.

In August, 2016, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $250,000 and up to a maximum of $1,300,000 of units. The offering resulted in gross proceeds of $1,300,000.

In December 2016, the second of the $1,000,000 installment payments due from Steve Gorlin’s convertible promissory note was received. The Board of Directors approved a fourth amendment to the Modification Agreement by which Mr. Gorlin assigned a portion of the obligation to purchase the additional 571,429 shares of the Company at $1.75 per share. The closing price of the Company’s stock on December 1, 2016, the day the shares were issued, was $1.37 per share.

The obligation to purchase 142,857 of the additional shares was assigned to an outside non-related party for a total purchase price of $250,000. Additionally, the obligation to purchase 114,286 of the additional shares was assigned to a related party that provides consulting services for the Company for a total purchase price of $200,000. Mr. Gorlin retained the obligation to purchase 314,286 of the additional shares, for a total purchase price of $550,000.

In exchange for entering into the fourth Amendment, Mr. Gorlin also assigned a portion of the warrant for the right to purchase 112,500 of the 500,000 shares of common stock of the Company from the warrants issued on November 9, 2015.

The Company received an aggregate of $1,000,000 in exchange for the issuance of an aggregate of 571,429 shares at a price of $1.75 per share.

The Company is exploring other fundraising options for 2017, however, since we believe that the likelihood of obtaining traditional debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock or some type of structured capital arrangement involving either equity or a combination of debt with an equity component.

Cash Flows

Net cash used in operating activities was approximately $5,427,000 during the year ended December 31, 2016, compared to approximately $5,982,000 in 2015. Net cash provided by investing activities was approximately $415,000 during the year ended December 31, 2016, compared to approximately $1,159,000 used in 2015. Net cash provided by financing activities was approximately $4,335,000 during the year ended December 31, 2016, compared to approximately $2,027,000 in 2015.

The Company had approximately $893,000 and $1,570,000 of cash on hand at December 31, 2016 and 2015, respectively.

Results of Discontinued Operations

Our discontinued operations generated net losses of approximately $2,914,000 and $939,000 for the years ended December 31, 2016 and 2015, respectively.

The results of discontinued operations for the year ended December 31, 2016 include the write down of intangible assets acquired with the purchase of Streamline Inc. in March 2015. The impairment loss recorded included a write down of the acquired trademark of $548,000, and approximately $1,036,000 to write-down the acquired developed technology.

The results of discontinued operations for the current period ended December 31, 2016 also includes a disposal loss of approximately $853,000 that was recorded upon consummation of the Streamline divestiture.

Results of Continuing Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Total operating expenses increased approximately $7,320,000, or 132%, to approximately $12,900,000 for the year ended December 31, 2016, as compared to approximately $5,538,000 for the year ended December 31, 2015.

The results of continuing operations for the current year ended December 31, 2016 include a write down of $6,455,645 in goodwill recorded in connection with the purchase of Streamline Inc. in March 2015.

The increase in expenses over the prior year is primarily the result of the impairment charges. Impairment charges aside, we continued to incur similar product development costs associated with the DenerveX System as well as costs incurred related to being a public entity.

Funding Requirements

We anticipate our cash expenditures will remain consistent as we continue to operate as a publicly traded entity and as we move forward from the final development stages of the DenerveX System onto clinical trial studies. We expect future cash flow expenditures to increase if the FDA requires a de novo regulatory path, instead of a 510(k) approval.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company has long term contractual obligations for the two promissory notes issued to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund. Both of the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund notes were assumed in conjunction with the consummation of the Streamline acquisition on March 25, 2015, and require combined monthly payments of $5,661 through August 2019.

The Company rents commercial office space in Alpharetta, GA. Base annual rent is initially set at $2,750 per month and the lease term ends December 31, 2018.

The Company also currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $2,147 per month, which it believes is at fair market value.

The Company has a consulting agreement with Lifeline Industries Inc., a related party, at a monthly fee of $10,000 through February 9, 2018.

The Company has outstanding material purchase order obligations of approximately $234,000 related to the build of the DenerveX device at December 31, 2016.

The Company has a consulting agreement with a sales manager in Europe to provide sales, marketing, and distribution consulting services at a monthly fee of €10,000 through August 1, 2017.

The Company also has employment agreements with the executive officers that commit the Company to a six month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

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

On October 19, 2016, Jon Mogford, PH.D was appointed to fill the vacancy created by Mr. Blank’s resignation. Dr. Mogford was designated as a nominee for director in the proxy statement for the 2016 annual meeting, which was approved by the Company’s stockholders at the 2016 annual meeting in November 2016. In connection with his appointment, Dr. Mogford was granted 150,000 stock options under the Company’s 2013 Stock Option Incentive Plan. Each stock option has an exercise price of $1.58 and is exercisable pursuant to the terms of the stock option award. The closing price of the Company’s stock on November 10, 2016, the day the shares were issued, was $1.58 per share. 75,000 of the options vest immediately and 75,000 vest in one year.

Notice of Delisting

On August 30, 2016, we received a letter from the listing qualifications department of the NASDAQ stock market notifying us that the Company’s stockholders’ equity of $1,311,796 as reported in our quarterly report on form 10-Q for the quarter ended June 30, 2016 was below the minimum stockholders’ equity of $2,500,000 required for continued listing on the NASDAQ capital market (the “Capital Market”). The decline in the Company’s stockholders’ equity was largely a result of the recognition of an impairment loss recorded in our form 10-Q for the quarter ended June 30, 2016 related to the intangible assets of Streamline Inc., the Company’s wholly owned subsidiary acquired in March 2015.

On February 24, 2017, the Company filed a Form 8K with the Securities and Exchange Commission summarizing the actions taken to regain and affirmatively state its current compliance with NASDAQ's stockholder equity requirement.

On March 1, 2017, NASDAQ issued a determination letter stating that the company had successfully evidenced compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the Capital Market.

NASDAQ will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

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

Recently Adopted Accounting Standards

As further described in the notes to the consolidated financial statements, the Company elected to early adopt the provisions of ASU 2014-10, Development Stage Entities, which eliminated certain financial reporting requirements for development stage entities included in ASC 915 Development Stage Entities.

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, although early application is permitted. We adopted this standard on January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated statements of financial position, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of MedoveX Corporation and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedoveX Corporation and Subsidiary, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company’s products are being developed and have not generated revenues to date. As a result, the Company has suffered losses since its inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC
Atlanta, Georgia
March 31, 2017

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$892,814	$1,570,167
Prepaid expenses	364,822	169,253
Current assets held for sale	--	35,509
Total Current Assets	1,257,636	1,774,929
Long Term Receivable	150,000	--
Property and Equipment, net of accumulated depreciation	97,590	23,724
Deposits	2,751	2,751
Goodwill	--	6,455,645
Noncurrent assets held for sale	--	3,274,685
Total Assets	$1,507,977	$11,531,734
Liabilities and Stockholders' Equity
Current Liabilities
Interest payable	$69,222	$76,712
Accounts payable	225,725	278,309
Accrued liabilities	459,800	100,317
Notes payable, current portion	126,086	134,540
Short-term note payable, net of debt discount	970,240	--
Total Current Liabilities	1,851,073	589,878
Long-Term Liabilities
Convertible debt	--	753,914
Notes payable, net of current portion	103,742	164,726
Deferred rent	1,179	491
Total Long-Term Liabilities	104,921	919,131
Total Liabilities	1,955,994	1,509,009
Stockholders' (Deficit) Equity
Preferred stock - $.001 par value: 500,000 shares
authorized, no shares outstanding	--	--
Common stock - $.001 par value: 49,500,000 shares authorized,
14,855,181 and 11,256,175 shares issued at December 31, 2016 and December 31, 2015, respectively, 14,855,181 and 11,048,203 shares outstanding at December 31, 2016 and December 31, 2015, respectively	14,855	11,256
Additional paid-in capital	25,898,054	20,164,911
Due from stockholder	--	(20,000)
Accumulated deficit	(26,360,926)	(10,133,442)
Total Stockholders' (Deficit) Equity	(448,017)	10,022,725
Total Liabilities and Stockholders' (Deficit) Equity	$1,507,977	$11,531,734

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015

Operating Expenses
General and administrative	$4,872,626	$4,561,470
Sales & Marketing	391,698	101,772
Research and development	1,126,535	867,822
Depreciation and amortization	11,267	6,498
Impairment of goodwill	6,455,645	--
Total Operating Expenses	12,857,771	5,537,562

Operating Loss	(12,857,771)	(5,537,562)

Other Expenses
Interest expense	455,304	46,259
Total Other Expenses	455,304	46,259

Loss from Continuing Operations	(13,313,075)	(5,583,821)

Discontinued Operations
Loss from discontinued operations	477,497	939,256
Impairment loss	1,584,048	--
Disposal loss	852,864	--
Total Loss from Discontinued Operations	(2,914,409)	(939,256)
Net Loss	$(16,227,484)	$(6,523,077)

Basic and diluted net loss per common share from continuing operations	$(1.00)	$(0.51)

Basic and diluted net loss per common share from discontinued operations	(0.22)	(0.09)

Basic and diluted net loss per common share	$(1.22)	$(0.60)

Basic and diluted weighted average common shares outstanding	13,250,789	10,943,675

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2016 and 2015

	Common Stock		Additional	Due From	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stockholder	Deficit	Equity
Balance – December 31, 2014	9,172,480	$9,173	$10,106,841	$--	$(3,610,365)	$6,505,649

Issuance of common stock to underwriters in January 2015	208,695	208	1,083,928	--	--	1,084,136
Value of common stock to acquire Streamline on date of closing at $4.50 per share	1,875,000	1,875	8,435,625	--	--	8,437,500
Stock based compensation	--	--	253,659	--	--	253,659
Issuance of warrant to Steve
Gorlin on November 9 2015	--	--	284,858	--	--	284,858
Receivable portion of Note
of convertible debt	--	--	--	(20,000)	--	(20,000)
Net loss	--	--	--	--	(6,523,077)	(6,523,077)
Balance – December 31, 2015	11,256,175	$11,256	$20,164,911	$(20,000)	$(10,133,442)	$10,022,725

Conversion of promissory note on January 25, 2016	552,041	552	1,071,961	--	--	1,072,513
Warrant price modification on January 25, 2016	--	--	18,050	--	--	18,050
Warrant price modification on February 16, 2016	--	--	7,670	--	--	7,670
Issuance of common stock pursuant to private placement completed in April 2016	1,211,703	1,212	800,435	--	--	801,647
Issuance of warrants pursuant to private placement completed in April 2016	--	--	374,623	--	--	374,623
Issuance of common stock in exchange for consulting services in May 2016	37,500	38	47,962	--	--	48,000
Issuance of common stock pursuant to private placement completed in August 2016	1,083,333	1,083	975,526	--	--	976,609
Issuance of warrants pursuant to private placement completed in August 2016	--	--	323,391	--	--	323,391
Issuance of common stock in exchange for consulting services in August 2016	60,000	60	76,740	--	--	76,800
Issuance of warrants pursuant to loan completed in September 2016	--	--	135,971	--	--	135,971
Issuance of common stock in exchange for consulting services in September 2016	83,000	83	124,417	--	--	124,500
Issuance of common stock in December 2016 pursuant to conversion of promissory note in January 2016	571,429	571	999,429	--	--	1,000,000
Repayment of stockholder receivable	--	--	--	20,000	--	20,000
Stock based compensation	--	--	776,968	--	--	776,968
Net loss	--	--	--	--	(16,227,484)	(16,227,484)
Balance – December 31, 2016	14,855,181	$14,855	$25,898,054	$--	$(26,360,926)	$(448,017)

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(16,227,484)	$(6,523,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,396	6,669
Amortization of intangible assets	189,522	426,429
Amortization of debt discount	357,297	38,770
Debt conversion expense	68,694	--
Intangible asset impairment loss	1,584,048	--
Goodwill impairment loss	6,455,645	--
Disposal loss	852,864
Stock based compensation	776,968	253,659
Straight-line rent adjustment	688	491
Common stock issued for consulting services	249,300	--
Non-cash directors fees	20,000	--
Adjustment of fair value of warrant modification	25,720	--
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Deposits	--	(2,751)
Accounts receivable	33,045	(33,045)
Prepaid expenses	(128,400)	63,474
Accounts payable	(52,584)	(164,144)
Interest payable	(3,670)	76,712
Accrued liabilities	359,483	(125,130)
Net Cash Used in Operating Activities	5,427,468	(5,981,943)
Cash Flows from Investing Activities
Acquisition of Streamline, Inc., net of cash received	--	(1,152,291)
Disposition of Streamline Inc.	500,000	--
Expenditures for property and equipment	(85,133)	(7,059)
Net Cash Provided by (Used in) Investing Activities	414,867	(1,159,350)
Cash Flows from Financing Activities
Principal payments under note payable obligation	(136,022)	(37,251)
Proceeds from issuance of convertible debt	--	695,142
Proceeds from issuance of common stock, net of offering costs	2,778,256	--
Proceeds from issuance of warrants, net of offering costs	833,985	284,858
Proceeds from issuance of short term debt	859,029	--
Proceeds from issuance of common stock from underwriter’s overallotment	--	1,084,136
Net Cash Provided by Financing Activities	4,335,248	2,026,885
Net Decrease in Cash	677,353	(5,114,409)
Cash - Beginning of period	1,570,167	6,684,576

Cash - End of period	$892,814	$1,570,167
Supplementary Cash Flow Information
Cash paid for interest	$11,469	$8,040
Non-cash investing and financing activities
Issuance of common stock for acquisition of Streamline	$--	$8,437,500
Finance agreement for insurance policy	66,582	76,581
Due from shareholder for issuance of convertible debt	--	20,000
Repayment of due from stockholder through forgone director fees	20,000	--
Issuance of common stock for consulting services	249,300	--
Conversion of note and accrued interest to common stock	1,072,513	--
Note receivable from disposition of Streamline	150,000	--

See notes to consolidated financial statements

Note 1 - Organization

Description of Business

MedoveX Corp. (the “Company” or “MedoveX”), was incorporated in Nevada on July 30, 2013 as SpineZ Corp. (“SpineZ”) and changed its name to MedoveX Corp. on March 20, 2014. MedoveX is the parent company of Debride Inc. (“Debride”), which was incorporated under the laws of the State of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company is currently seeking approval from the FDA and CE for DenerveX device.

In March 2015, the Board of Directors of MedoveX and Streamline, Inc., a Minnesota corporation (“Streamline”), approved an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, STML Merger Sub, Inc. a wholly-owned subsidiary of MedoveX, merged into Streamline, after which Streamline became a wholly-owned subsidiary of Medovex.

In May 2016, the Board of Directors authorized management to seek buyers for Streamline, Inc., the Company’s wholly owned subsidiary acquired in March 2015. In December 2016, the Company entered into a definitive asset purchase agreement pursuant to which the Company agreed to sell all Streamline assets upon consummation of the divestiture (the “Closing”). The Closing occurred immediately following the execution of the asset purchase agreement on December 7, 2016. (See Note 10)

Note 2 - Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain bank account balances in excess of FDIC insured limits. At December 31, 2016 and 2015, the Company had cash deposits that exceeded federally insured deposit limits. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2016 and 2015 consists of funds deposited in checking accounts with commercial banks.

Long term Receivable

The long term receivable at December 31, 2016 represents the long-term, non-contingent portion of the receivables due from the sale of Streamline which is not due until January 1, 2018. See Note 10. Recording the present value of the receivable at December 31, 2016 and recognizing the subsequent accretion expense over the one year period led to an immaterial amount.

Goodwill And Purchased Intangible Assets

Goodwill is reviewed for impairment annually on December 31 or more frequently if changes in circumstances or the occurrence of events suggest impairment exists using a two-step process. In step 1, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. See Note 11.

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

Although we believe that the recorded fair value of our non-financial assets is appropriate at December 31, 2016, these fair values may not be indicative of net realizable value or reflective of future fair values.

Fair Value Measurements

We measure certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

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

Although we believe that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Repairs and maintenance are expensed as incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.

Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The lease term commences on the date the Company takes possession of or controls the physical use of the property. Deferred rent is included in non-current liabilities on the balance sheet.

Research and Development

Research and development costs are expensed as incurred.

Advertising

The Company expenses all advertising costs as incurred. For the years ended December 31, 2016 and 2015, advertising costs were approximately $392,000 and $102,000, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary.

Stock-Based Compensation

The Company maintains a stock option incentive plan and accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. The Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors. As required by fair value provisions of share-based compensation, employee and non-employee share-based compensation expense recognized is calculated over the requisite service period of the awards and reduced for estimated forfeitures.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share: 3,504,847 warrants and 1,124,900 common stock options outstanding were considered anti-dilutive and excluded for the years presented.

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

Discontinued Operations

As more fully described in Note 10, in May 2016, management was authorized to locate a buyer for Streamline Inc., the Company’s wholly owned subsidiary acquired in March 2015, by the Board of Directors. Streamline’s results of operations have been classified as discontinued operations for all periods presented.

reclassification

Some items in the prior period financial statements were reclassified to conform to the current period presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

Recently Issued Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, although early application is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated statements of financial position, results of operations or cash flows.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs, to reduce the complexity of having different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for public companies for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted the amendments of ASU 2015-03 effective January 1, 2016.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We believe the adoption of this standard will have no material impact on our consolidated statements of financial position, results of operations or cash flows.

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

Note 3 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31, 2016	December 31, 2015
Furniture and fixtures	5 years	$65,987	$17,100
Computers and software	3 years	19,928	16,275
Leasehold improvements	5 years	32,593	--
		118,508	33,375
Less accumulated depreciation and amortization		(20,918)	(9,651)

Total		$97,590	$23,724

Depreciation and amortization expense, excluding depreciation and amortization from Streamline, Inc., amounted to $11,267 for the year ended December 31, 2016 and $6,498 for the year ended December 31, 2015.

Note 4 – Patent Assignment and Contribution and Agreements

On February 1, 2013, the Company issued 750,108 shares of common stock to Scott Haufe, M.D. (“Dr. Haufe”) pursuant to the terms of a Contribution and Royalty Agreement dated January 31, 2013 between the Company and Dr. Haufe. This agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. Royalties are payable to Dr. Haufe within 30 days after the close of each calendar quarter based on actual cash collected from sales of applicable products. The royalty period expires on September 6, 2030. No royalties have been paid as of December 31, 2016.

The Company executed a co-development agreement for the DenerveX technology with royalty provisions with James R. Andrews, M.D., as more fully described in Note 7.

Note 5 – Acquisitions

On March 25, 2015, the Company acquired Streamline Inc. pursuant to an Agreement and Plan of Merger dated March 9, 2015. As a result of this transaction, Streamline, Inc. became a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Merger, the Company paid $1,397,466 cash and authorized the issuance of 1,875,000 shares of common stock, of which 200,000 shares were held in escrow until September 25, 2016 to satisfy indemnification obligations under the agreement. The Company incurred approximately $344,000 in acquisition related legal fees.

On September 25, 2016, the escrow was released for the full 200,000 shares. As of December 31, 2016, the Company had received transmittal letters for all of the 1,875,000 shares of MedoveX common stock. The terms of the Merger Agreement also required a commitment by MedoveX to supply a minimum of $750,000 in working capital to the Streamline subsidiary, to fund the operations and product development of Streamline as needed. The $750,000 working capital funding commitment was fully satisfied upon consummation of the divestiture. See Note 10.

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

Note 6 - Equity Transactions

Private Placements

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

The offering resulted in gross proceeds of $1,398,034 and resulted in the issuance of an aggregate of 1,211,703 shares of common stock and warrants to purchase 605,829 shares. The Placement Agent collected an aggregate of approximately $222,000 in total fees related to the offering and was also issued warrants on the same terms to purchase an aggregate of 181,992 shares.

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

Stock-Based Compensation

During 2016, we issued 180,500 shares of common stock under consulting agreements for investor relation services. These shares were valued based upon the closing price of our stock at the respective dates, ranging from $1.28 to $1.50 per share and valued at $249,300. Additionally, in conjunction with the share based payments, we also paid $535,000 under the consulting agreements for the investor relations services.

On November 10, 2016, the Board authorized the issuance of shares of common stock, priced at the average closing price of the Company’s stock during 2016, to all Board members, both current and former, in an amount equivalent to $240,000, representing their accrued but unpaid directors’ fees as of December 31, 2016. In January 2017, the Company issued 173,911 shares at $1.38 per share to fulfill this obligation.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

On October 14, 2013, shareholders approved the MedoveX Corp. 2013 Stock Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options to employees and non-statutory stock options to employees, consultants, and directors for up to 1,150,000 shares of common stock. On November 10, 2016, shareholders approved a 500,000 share increase in the number of shares available for issuance under the Plan, from 1,150,000 to 1,650,000 shares.

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

During 2016, the Company granted options to purchase 294,900 shares of common stock to certain employees and consultants. 274,900 of the options vest as follows: 25% on the date of grant and 25% on each of the next three anniversaries. The options granted were at the market value of the common stock on the date of the grant. The remaining 20,000 options vest as follows: 50% on the date of grant and 50% one year after the grant date and are exercisable at $1.20. The market value of these remaining common stock on the date of grant was $1.28.

During 2016, the Company granted options to purchase 450,000 shares of common stock to certain directors that vest as follows: 50% on the date of grant and 50% one year after the grant date. 300,000 of the options are exercisable at $1.20. The market value of these common stock on the date of grant was $1.28. The remaining 150,000 options are exercisable at $1.58 which was the fair value of the common stock on the grant date.

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

Grant date	January 6	August 17	November 10
Fair value of options granted during 2016	$0.67	$0.91	$1.06
Exercise price	$0.95	$1.20	$1.58
Number of options	214,900	320,000	210,000
Expected term (years)	6	6	6
Risk-free interest rate	1.82%	1.28%	1.74%
Volatility	83%	75.55%	76.67%
Dividend yield	None	None	None

For the years ended December 31, 2016 and 2015, the Company recognized approximately $777,000 and $254,000, respectively, as compensation expense with respect to stock options.

A summary of the Company’s share-based compensation activity and related information is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2014	60,000	$2.50	8.8

Granted	320,000	$4.22	9.3
Exercised	--	--	--
Cancelled	--	--	--
Outstanding at 12/31/2015	380,000	$3.95	9.1

Granted	744,900	$1.24	9.52
Exercised	--	--	--
Cancelled	--	--	--
Outstanding at 12/31/2016	1,124,900	$2.15	9.0
Exercisable at 12/31/2016	523,725	$2.31	9.0

As of December 31, 2016, there were 601,175 shares of time-based, non-vested stock. Unrecognized compensation cost amounts to approximately $596,000 as of December 31, 2016 and will be recognized as an expense on a straight-line basis over a remaining weighted average service period of 1.7 years. The fair value of vested share-based compensation at December 31, 2016 and 2015 was approximately $697,000 and $138,000, respectively.

Note 7 – Commitments

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities (see “Related Party Transactions”) on a monthly basis. Payments under this arrangement are $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $30,400 and $28,400 for the years ended December 31, 2016 and 2015, respectively.

On July 8, 2015, the Company entered into a 3 year lease agreement for a commercial building which commenced on August 1, 2015.
Total lease expense for the year ended December 31, 2016 and 2015 was approximately $34,000 and $14,000, respectively, related to this lease. Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

December 31, 2017	35,000
December 31, 2018	21,000
$56,000

Equipment

The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.

Total lease expense for the year ended December 31, 2016 was approximately $2,600. Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ended:

December 31, 2017	2,600
December 31, 2018	800
$3,400

Purchase Orders

For the years ended December 31, 2016 and 2015, the Company had approximately $234,000 and $484,000, respectively, in outstanding purchase order obligations related to the research and development build of the DenerveX device to Nortech and Bovie Medical Corporation (“Bovie”).

Consulting Agreements

The Company has a consulting agreement with one its’ founding stockholders to provide business development consulting services through January 2017 at a fee of $5,000 per month. The agreement was subsequently extended and increased to $10,000 per month through January 18, 2018. See Note 16.

The Company has a consulting agreement with a sales consultant to provide sales, marketing and distribution consulting services over a one-year period for €10,000 per month through August 1, 2017.

As described in Note 6, on September 15, 2016, the Company entered into a six month business advisory and investor relations consulting agreement at a fee of $400,000 for the purpose of creating market awareness of the Company.

Employment Agreements

The Company entered into Employment Agreements with each of its five executive officers for aggregate compensation amounting to approximately $984,000 per annum, plus customary benefits. These employment agreements, having commenced at separate dates, are for terms of three years which began in October 2013 and ends in January 2018.

The agreements provide for the Company to pay six months of severance in the event of (i) the Company’s termination of an executive’s employment without cause, (ii) the resignation by an executive for good reason, (iii) a change in control of the Company, (iv) a material reduction in an executive’s duties, or (v) a requirement that an executive move their primary work location more than 50 miles.

Co-Development Agreement

In September 2013, the Company executed a Co-Development Agreement with James R. Andrews, M.D. (“Dr. Andrews”) to further evaluate, test and advise on the development of products incorporating the use of the patented technology. In exchange for these services the Company is obligated to pay Dr. Andrews a royalty of 2% of revenues earned from applicable product sales over a period of 5 years. If Dr. Andrews is listed as inventor of any Improvement Patent on the DenerveX device during the 5 year term, he would continue to receive a 1% royalty after the 2% royalty expires for the duration of the effectiveness of the Improvement Patent. No royalties have been paid to Dr. Andrews as of December 31, 2016.

Generator development agreement

The Company is obligated to reimburse Bovie up to $295,000 for the development of the Pro-40 electrocautery generator. For the year ended December 31, 2016 and 2015, the Company paid approximately $102,400 and $181,200, respectively, under this agreement.

Note 8 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2016. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $23,000 and carry an annual percentage interest rate of 4.9%.

The Company had an outstanding premium balance of approximately $65,000 at December 31, 2016 related to the agreement.

Promissory Notes

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 payable to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Assumption of the liabilities was not included as part of the asset purchase agreement that was executed in December 2016. Thus, the Company retained the promissory notes upon consummation of the divestiture.

Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The promissory notes had outstanding balances of approximately $165,000 and $223,000 at December 31, 2016 and December 31, 2015, respectively.

Expected future payments related to the promissory notes as of December 31, 2016, are approximately as follows:

For the year ended:

2017	61,000
2018	64,000
2019	45,000
$170,000

The Company paid interest expense related to the promissory notes for the year ended December 31, 2016 and 2015 in the amount of approximately $10,000 and $8,000, respectively. The Company had unpaid accrued interest in the amount of approximately $69,000 at December 31, 2016 and 2015 related to the promissory notes.

Convertible Debt

On November 9, 2015, the Company issued a convertible promissory note, (the “Convertible Note”) to Steve Gorlin, a director and the father of Jarrett Gorlin, the Company’s CEO, for the principal amount of up to $2,000,000. The loan principal was to be advanced in two installments of $1,000,000 each, the first installment being made upon execution of the promissory note and the second installment to be made by March 1, 2016.

The Convertible Note provided that the principal and accrued but unpaid interest could be converted into common stock at $2 per share. The outstanding principal was to earn interest at a rate of 5.5% per annum and was to be paid quarterly. The Company also issued a 3 year warrant to Mr. Steve Gorlin to purchase 500,000 shares of common stock at $2.20 per share (see Note 9).

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

Additionally, Mr. Gorlin also agreed to acquire 571,429 additional shares of Common Stock at a price of $1.75 per share for a total purchase price of $1,000,000 within two months from the date of the agreement. The January 25, 2016 modification agreement also amended the exercise price of the warrant issued to Mr. Gorlin on November 9, 2015 from $2.20 per share to $2.00 per share (see note 9).

On February 16, 2016, the Company and Steve Gorlin entered into an Amendment to the Modification Agreement in order to reduce the amount of shares of Common Stock that Mr. Gorlin was to receive upon the conversion of the $1,000,000 promissory note from 571,429 ($1.75 per share) shares to 552,041 ($1.81 per share) shares. In consideration for reducing the amount of shares of common stock that he was to receive, the Company agreed to reduce the exercise price of Steven Gorlin’s 500,000 share warrant from $2.00 per share to $1.825 per share (see Note 9).

On March 15, 2016, the Board of Directors approved a second amendment to the Modification Agreement. The date for making the second installment of $1,000,000 was extended to November 1, 2016.

Additionally, the language in the Note was changed to clarify that the consideration received by the Company on the first installment was in the form of $970,000 cash and $30,000 in directors’ fees due to Mr. Steve Gorlin. The $30,000 in directors’ fees was recorded as a reduction in equity and is expensed as earned. $10,000 of directors fees were earned in 2015 after issuance of the note. For the year ended December 31, 2016, the remaining $20,000 of directors’ fees were earned by Mr. Gorlin so there was no outstanding balance at December 31, 2016.

On November 10, 2016, the Board of Directors approved a third amendment to the Modification Agreement. The date for making the second installment of $1,000,000 was extended to December 1, 2016.

On December 1, 2016, the Board of Directors approved a fourth amendment to the Modification Agreement. Pursuant to the fourth amendment, Mr. Gorlin assigned a portion of the obligation to purchase the additional 571,429 shares of the Company at $1.75 per share.

The obligation to purchase 142,857 of the additional shares was assigned to an outside non-related party for a total purchase price of $250,000.

Additionally, the obligation to purchase 114,286 of the additional shares was assigned to a related party that provides consulting services for the Company for a total purchase price of $200,000. Mr. Gorlin retained the obligation to purchase 314,286 of the additional shares, for a total purchase price of $550,000.

In exchange for entering into the fourth Amendment, Mr. Gorlin also assigned a portion of the warrant for the right to purchase 112,500 of the 500,000 shares of common stock of the Company from the warrants issued on November 9, 2015.

The purchase of the additional shares of the Company by Mr. Gorlin and the two outside parties was completed in December 2016. The Company received an aggregate of $1,000,000 in exchange for the issuance of an aggregate of 571,429 shares at a price of $1.75 per share.

The Company originally recorded both the convertible debt and the accompanying warrant on a relative fair value basis of approximately $715,000 and $285,000, respectively. The closing price of the Company’s stock on the day prior to issuing the convertible debt was $1.75 per share. See Note 9 for the inputs used to value the warrant as of the respective issue date. Steve Gorlin was also granted piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Note and upon exercise of the warrants.

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

The Company is required to repay the principal amount of the loan following the Company’s receipt of any financing in aggregate of
$1,650,000 in the next six months. Additionally, investors have the option to convert the $150,000 original issuance discount, which will accrete over the life of the loan, and principal into future financing or be paid back in cash. The note is also presented net of the issuance costs of $5,000 which will accrete over the life of the note, based on the effective interest method. Accretion expense for the year ended December 31, 2016 was approximately $111,000.

Warrants

Warrants to purchase an aggregate of 200,000 shares of common stock were issued as part of the short term note agreement with a strike price of $1.625 and with an exercise date six months from the closing. The warrants must be exercised within three years from the date of issuance. The Company recorded the proceeds from the loan and the accompanying warrants on a relative fair value basis of approximately $864,000 and $136,000, respectively. The carrying amount has also been reduced by $5,000 related to debt issuance costs. The closing price of the Company’s stock on the day prior to entering into the agreement was $1.50 per share. See Note 9 for the inputs used to value the warrant as of the respective issue date.

The balance of the loan at December 31, 2016 was approximately $970,000, net of discount, and is being accreted to its $1,150,000 face amount over the 9 month period the loan will be outstanding.

Note 9 – Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices were available for the four comparative companies in an active market.

A summary of the Company’s warrant issuance activity and related information as of December 31, 2016 and 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2014	1,474,783	$3.00	4.9

Issued	500,000	$1.825	5.0
Exercised	--	--	--
Expired	--	--	--
Outstanding at 12/31/2015	1,974,783	$2.86	4.0

Issued	1,530,064	$1.34	4.2
Exercised	--	--	--
Expired	--	--	--
Outstanding at 12/31/2016	3,504,847	$1.85	3.9
Exercisable at 12/31/2016	3,504,847	$1.85	3.9

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued in 2016 and 2015 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Convertible Note	11/9/15	$1.71	$2.20	$2.12	3 years	1.27	81.00
Modification Agreement	1/25/16	$1.32	$2.00	$1.93	3 years	1.11	99.66
Modification Agreement	2/16/16	$1.43	$1.825	$1.82	3 years	0.93	100.34
Private Placement	4/19/16	$1.13	$1.30	$1.43	5 years	1.26	75.54
Private Placement	4/29/16	$1.28	$1.30	$1.43	5 years	1.28	75.34
Private Placement	8/5/16	$1.35	$1.52	$1.44	5 years	1.13	75.56
Private Placement	8/16/16	$1.34	$1.52	$1.43	5 years	1.16	75.56
Short-Term Loan	9/16/16	$1.58	$1.625	$1.58	3 years	0.91	75.75

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

Note 10 – Discontinued operations

In May 2016, the Board of Directors authorized management to seek buyers for Streamline, the Company’s wholly owned subsidiary acquired in March 2015. In December 2016, the Company entered into a definitive asset purchase agreement pursuant to which the Company agreed to sell all Streamline related assets. The Closing occurred immediately following the execution of the asset purchase agreement on December 7, 2016.

The Company sought additional funds to complete the development and launch of the Company’s primary product, the DenerveX device, and the decision to sell the business unit helped raise necessary funds to fund continuing operations of the Company in a non-dilutive manner to existing shareholders.

The transaction resulted in the immediate receipt of $500,000 in cash, and a $150,000 note receivable due to the Company on or before January 1, 2018.

The terms of the agreement also required that for each of the calendar years ending December 31, 2018 and December 31, 2019, a Contingent Payment in cash equal to five percent (5%) of the total net sales received by the acquiring party from the sale of “IV suspension system” products in excess of 100 units during each Contingent Period. Each such Contingent Payment, of which no value was recorded at December 31, 2016, is payable to the Company by the acquiring party by no later than March 31st of the subsequent year; provided, however, that the total aggregate amount of all Contingent Payments owed by the acquiring party to the Company for all Contingent Periods will not exceed $850,000.

The results of discontinued operations for the current year ended December 31, 2016 includes a disposal loss of approximately $853,000 that was recorded upon consummation of the Streamline divestiture.

The carrying amounts of the major classes of assets of the discontinued operations as of December 31, 2015 were as follows:

December 31, 2015
Current Assets
Inventory	$1,878
Accounts receivable	33,045
Prepaid expenses	586
Total Current Assets Held for Sale	35,509
Property and Equipment, Net	1,114
Trademark, net	595,000
Developed Technology, net	2,678,571
Total Assets Held for Sale	$3,310,194

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), are as follows:

	Year Ended December 31,
	2016	2015
Revenues	$--	$33,045
Cost of Goods Sold	--	25,383
Gross Profit	--	7,662

Operating Expenses
General and administrative	218,444	439,257
Sales & Marketing	--	664
Research and development	59,418	72,357
Depreciation and amortization	189,652	426,600
Disposal Loss	852,864	--
Impairment loss	1,584,048	--
Total Operating Expenses	2,904,426	938,878
Operating Loss	(2,904,426)	(931,216)
Other Expenses
Interest expense	9,983	8,040
Total Other Expenses	9,983	8,040
Net Loss	$(2,914,409)	$(939,256)

Cash flows from discontinued operations are as follows:

	Year Ended December 31,
	2016	2015
Cash Flows used in Operating Activities	$(452,592)	$(1,272,992)
Cash Flows used in Investing Activities	1,286	(1,286)
Cash Flows used in Financing Activities	--	(70,109)
Net Cash Used in Discontinued Operations	$(451,306)	$(1,344,387)

Amortization expense related to the discontinued intangible assets for the year ended December 31, 2016 and 2015 was approximately $190,000 and $426,000, respectively. The recognition of amortization expense related to the discontinued assets ceased in May 2016 when the Board of Directors authorized Management to seek buyers for Streamline.

Depreciation expense amounted to $129 and $171, respectively, for the year ended December 31, 2016 and 2015.

Note 11 – Impairment of intangible assets And Goodwill

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

As a result of the impairment analysis, the Company also determined the carrying value of the trademark and goodwill exceeded the calculated fair value. Consequently, impairment losses of $6,455,645 and $548,334, respectively, were recognized in the quarter ended June 30, 2016 related to goodwill and the trademark.

Note 12 - Income Taxes

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2016, the Company has not incurred any interest or penalties relating to uncertain tax positions.

The Company’s evaluation was performed for the tax years ending December 31, 2015, 2014 and 2013, which remain subject to examination by major tax jurisdictions as of December 31, 2016.  The Company does not have any tax years that are no longer subject to U.S. federal, state, and local, or non-US income tax examinations.

For the years ended December 31, 2016 and 2015, the Company has incurred net losses and, therefore, has no current income tax liability and recognized no income tax expense.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2016, since it is currently more likely than not that the benefit will not be realized in future periods.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

	2016	2015
Statutory rate - federal	34.0%	34.0%
State taxes, net of federal benefit	4.0	4.0

Income tax benefit	38.0%	38.0%
Less valuation allowance	(38.0)	(38.0)

Total	0.0%	0.0%

Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized.

In our evaluation of the weight of available evidence, we considered recent reported losses as negative evidence which carried substantial weight. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:

●	taxable income in prior carryback years, if carryback is permitted under the tax law;

●	future reversals of existing taxable temporary differences;

●	tax planning strategies; and

●	future taxable income exclusive of reversing temporary differences and carryforwards.

During fiscal 2016 and 2015, we weighed all available positive and negative evidence and concluded the weight of the negative evidence of a cumulative loss continued to outweigh the positive evidence.  Based on the conclusions reached, we maintained a full valuation allowance during 2016 and 2015.

Deferred tax assets and liabilities consist of the following at December 31:

	2016	2015
Deferred Tax Assets:
Start-up costs	$5,738,469	$3,528,944
Share-based compensation	203,761	57,673
Total Deferred Tax Assets	5,942,230	3,586,617
Valuation Allowance	(5,942,230)	(3,586,617)
Net Deferred Tax Asset	$--	$--

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2016. The Company has not undergone any tax examinations since inception and is therefore not subject to examination by any applicable tax authorities.

Note 13 - Related-Party Transactions

Royalty Agreement

As further described in Note 4, the Company has a Contribution and Royalty Agreement with Dr. Haufe. No royalties have been paid as of December 31, 2016.

Co-Development Agreement

As further described in Note 7, the Company has a Co-Development Agreement with Dr. Andrews. No royalties have been paid as of December 31, 2016.

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. General aviation expenses paid to TAG was approximately $26,000 for the years ended December 31, 2016 and 2015.

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

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $30,400 and $28,400, respectively, for the years ended December 31, 2016 and 2015.

Consulting Expense

As described in Note 7, the Company paid $55,000 and $420,000, respectively, for the year ended December 31, 2016 and 2015 to a founding stockholder for business advisory services.

Convertible Debt

As more fully described in Note 8, on November 9, 2015, the Company issued a convertible promissory note to Steve Gorlin, a related party, for the principal amount of up to $2,000,000.

Note 14 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis Minnesota based FDA registered contract medical device designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through December 31, 2016, we have paid approximately $1,547,000 to Devicix.

The development work commenced in December 2013. The total estimated cost of this work was initially established at $960,000; however, the terms of the proposal allow either the Company or the manufacturer to cancel the development work with 10 days’ notice.

During 2016, the Company incurred approximately $481,000 of expense under this agreement, with approximately $63,000 of the amount in payables at December 31, 2016. During 2015, the Company incurred approximately $399,000 in expenses under the agreement, of which approximately $22,000 was included in accounts payable at December 31, 2015.

DenerveX Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. As described in Note 8, in November 2014, the Company contracted with Bovie to customize one of their existing electrocautery generators for use with DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX was obtained.

The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates. Through December 31, 2016, we have paid approximately $389,000 to Bovie.

Nortech Manufacturing Agreement

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. During 2016, the Company incurred approximately $455,000 of expense under this agreement, with approximately $61,000 of the amount in payables at December 31, 2016. From inception through December 31, 2016, we have paid approximately $744,000 to Nortech.

For 2015, the Company incurred approximately $273,000 in expenses under the agreement, of which approximately $52,000 was included in accounts payable at December 31, 2015.

Note 15 – Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $16,227,000 and $6,523,000 for the years ended December 31, 2016 and 2015, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

To date, the Company’s sole source of funds has been from the issuance of debt and equity.

As discussed in Note 8, the Company issued a promissory note for $2,000,000 of convertible debt on November 9, 2015 to Steve Gorlin, a director and father of Jarrett Gorlin, the Company’s CEO. The Company received $970,000 in cash and the elimination of $30,000 of directors’ fees upon execution of the agreement. The second installment of $1,000,000 was received in December 2016.

In February 2017, the Company obtained $2,618,060, net of fees, in a private equity financing. The Company will require additional cash in 2017 and is exploring other fundraising options for 2017. However, if the Company is unable to raise sufficient financing in 2017, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We may fail to comply with certain listing requirements of the NASDAQ stock market exchange. In August 2016, the Company was notified by NASDAQ of non-compliance with listing rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity for continued listing on the NASDAQ capital market. The Company reported stockholders’ equity of $1,311,796 in our quarterly report on form 10-Q for the quarter ended June 30, 2016. The decline in the Company’s stockholders’ equity was largely a result of the recognition of an impairment loss recorded in our form 10-Q for the quarter ended June 30, 2016 related to the intangible assets of Streamline Inc., the Company’s wholly owned subsidiary acquired in March 2015. The Company requested, and was subsequently granted, an extension until February 27, 2017 to evidence compliance with the stockholders’ equity requirement. Subsequent to the period ended December 31, 2016, the Company completed a capital raise and converted an outstanding note payable into equity. The combination of these transactions enabled the Company to regain compliance and evidence such by the extension deadline. On March 1, 2017, NASDAQ issued a determination that the Company had evidenced compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market.

NASDAQ will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of our next periodic report the Company does not evidence compliance, we may be subject to delisting.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 16 - Subsequent Events

As described in Note 6, In November 2016, the Board authorized the issuance of shares of common stock to all Board members, both current and former, in an amount equivalent to $240,000, representing their accrued but unpaid directors’ fees as of December 31, 2016. In January 2017, the Company issued an aggregate of 173,911 shares at $1.38 per share, which was the average closing price of the Company’s stock during 2016, to fulfill this obligation.

On February 9, 2017, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $3,000,000 and up to a maximum of $5,000,000 of units. Each Unit had a purchase price of $100,000 and consisted of (i) 96,154 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.04 per share, and (ii) a warrant to purchase 48,077 shares of common stock. Each warrant has an initial exercise price of $1.50 per share and is exercisable for a period of five (5) years from the date of issuance.

The offering resulted in gross proceeds of $3,022,000 and resulted in the issuance of an aggregate of 1,631,730 shares of common stock, 12,740 shares of Series A convertible preferred stock and warrants to purchase 2,005,761 shares of common stock. The placement agent collected an aggregate of approximately $350,000 in total fees related to the offering and warrants to purchase an aggregate of 405,577 shares of common stock at a price of $1.50 per share.

Additionally, on February 9, 2017, the Company’s $1,150,000 short term note payable, as discussed in Note 8, was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of series A convertible preferred stock, eliminating the Company’s debt obligation. The debt was converted into shares at $1.04 per share, which was the closing price of the Company’s stock on February 9, 2017. The series A convertible preferred stock is convertible into shares of common stock at $1.04 per share.

As consideration for converting the debt, the noteholders’ agreed to receive common stock in lieu of the 200,000 warrants to purchase common stock that were issued in conjunction with the short term loan, see Note 8.

As a result, the 200,000 warrants were cancelled, and the Company issued to the noteholders’ an aggregate of 200,000 shares of common stock. The closing price of the Company’s stock on February 9, 2017, the day the shares were issued, was $1.04 per share. The fair value of the common stock issued was approximately $208,000. The Company is currently assessing the overall impact the note conversion to stock will have on its consolidated financial statements.

On February 13, 2017, the consulting agreement with the related party providing business consulting services, as discussed in Note 7, was modified to increase the monthly compensation to $10,000 through February 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our Chief Executive Officer (our “CEO”) and our Principal Financial Officer (our "CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, our CEO and our CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2016, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that control deficiencies existed that constituted material weaknesses.  Specifically, our CFO currently performs most of the accounting related functions.

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

As a result of the material weaknesses described above, our CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of ten (10) members:  Larry Papasan, Scott M. W. Haufe, M.D., James R. Andrews, M.D., Jarrett Gorlin, Randal R. Betz, M.D., Major General C.A. “Lou” Hennies (retired), Ron Lawson, Steve Gorlin, John C. Thomas, Jr. and Jon Mogford. Steve Gorlin is the father of Jarrett Gorlin, the Company’s Chief Executive Officer.

Our current executive officers are Jarrett Gorlin, Chief Executive Officer; Patrick Kullmann, President and Chief Operating Officer; Jeffery Wright, Chief Financial Officer and Treasurer; Dennis Moon, Executive Vice President; and Manfred Sablowski, Senior Vice President of Sales & Marketing.

Directors and Executive Officers

The following table provides information as of March 31, 2017 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Steve Gorlin	Director, Co-Chairman of the Board	79
Major General C.A. “Lou” Hennies	Director (2) (3)	79
James R. Andrews, M.D.	Director	75
Scott M. W. Haufe, M.D.	Director (2)	51
Ron Lawson	Director (1) (3)	72
Randal R. Betz, M.D.	Director	65
John C. Thomas, Jr.	Director (1)	63
Jon Mogford	Director	59
Larry Papasan	Co-Chairman of the Board (1) (2) (3)	76
Jarrett Gorlin	Chief Executive Officer and Director	41
Patrick Kullmann	President and Chief Operating Officer	61
Charles Farrahar	Secretary	56
Jeffery Wright	Chief Financial Officer	34
Dennis Moon	Executive Vice President	41
Manfred Sablowski	Senior Vice President of Sales & Marketing	55

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers, except that Steve Gorlin is Jarrett Gorlin’s father.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS
Steve Gorlin

Over the past 40 years, Mr. Gorlin has founded several biotechnology and pharmaceutical companies, including Hycor Biomedical, Inc. (acquired by Agilent), Theragenics Corporation (NYSE: TGX) , CytRx Corporation (NASDAQ: CYTR), Medicis Pharmaceutical Corporation (sold to Valeant for approximately $2.6 billion), EntreMed, Inc. (NASDAQ: ENMD), MRI Interventions (MRIC), DARA BioSciences, Inc. (NASDAQ: DARA), MiMedx (NASDAQ: MDXG), and Medivation, Inc. (NASDAQ: MDVN).   Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and on The Johns Hopkins BioMedical Engineering Advisory Board and as well as on the Board of the Andrews Institute. He is presently a member of the Research Institute Advisory Committee (RIAC) of Massachusetts General Hospital. Mr. Gorlin founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc. (sold to Network Associates), Judicial Correction Services, Inc. (sold to Correctional Healthcare), and NTC China. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. He presently serves as Vice Chairman of NantKwest, Inc. (NASDAQ: NK), CEO of NantibodyFc, Executive Chairman of ViCapsys and Aperisys and serves on the Boards of Catasys, Inc. (CATS) and NTC China, Inc.

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

He has been awarded the Army Aviation Order of Saint Michael (Gold), the Infantry’s Order of Saint Maurice (Primicerius) and the Army Aviation Hall of Fame Medallion and has been inducted into the Infantry Officer Candidate Hall of Fame, the Army Aviation Hall of Fame, and the Air Force Gathering of Eagles Class of 2000.

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

John C. Thomas, Jr.

John Thomas has been a director of the Company since September 2013 and currently serves as the CFO/corporate secretary for CorMatrix Cardiovascular, Inc., a privately held medical device company which he joined in 2001. Over the past 24 years, Mr. Thomas has served as the CFO of numerous startup companies and managed their financing activities from the initial financing up to their initial public offering. Some of these companies are still private and some have become public entities. The companies in the health care industry that have gone public while Mr. Thomas was the CFO include CytRx Corporation (1986 – 1990), CytRx Biopool (1988 – 1991), Medicis Pharmaceutical Corporation (1988 –1991), EntreMed, Inc. (1991 – 1997), DARA BioSciences, Inc. (1998 – 2009) and, MiMedx, Inc. (2006 – 2009). He has also been the CFO of Surgi-Vision, Inc., a private research company involved in MRI technology (1998 – 2010) that subsequently changed its name to MRI Interventions and went public.  Mr. Thomas has also been the CFO of Motion Reality, Inc., a privately-held company with proprietary software that captures and analyzes motion data since 1991.

Presently, he serves as a member of the board of directors of Novelion, formerly QLT, Inc., (NL), a publicly traded medical company and NantKwest, Inc. a publicly traded company (NK).  Mr. Thomas is a certified public accountant.

Ron Lawson

Mr. Lawson became a member of the board of directors on August 11, 2016 as a replacement for Thomas Hills. Mr. Lawson has over 35 years of experience in the orthopedic industry.  In 1996, he served as the Senior Vice President of Worldwide Sales and Customer Service for Pfizer’s Orthopedic Division, Howmedica.  In 1998, upon Stryker Corporation’s acquisition of Howmedica, Mr. Lawson was appointed to serve as Senior Vice President of Sales, Marketing and Product Development.  In 2000, he was asked to lead the revitalization of Stryker’s European business as its President, EMEA and in 2001, was promoted to Group President, International.   From 2005 to 2007, Mr. Lawson served as Stryker’s Group President for International and Global Orthopedics where he was focused on strengthening the Stryker Orthopedic business worldwide.  Since 2009, Mr. Lawson has been a member of the Lawson Group where he provides strategic consulting services specializing in orthopedic medical technology.

Mr. Lawson previously served as Chairman of the Board of IMDS, Corporation and also served as a member of the Health Care Advisory Board of Arsenal Capital Partners. He presently serves as a Director of Plasmology 4, Corporation as well as a Director of DJO Global, a Blackstone company.

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

Mr. Gorlin has served as Captain and Commander at the Fulton County Sheriff’s Office where he has worked from 1996 to present.  He continues to serve his community through law enforcement as the commander of a reserve unit overseeing 90 deputy sheriffs, who work in the courts, jail and warrant divisions. Mr. Gorlin also serves as a political advisor and consultant to many elected officials in the Atlanta area, including the current sitting Sheriff of Fulton and Clayton County, Georgia.  He has also served on the campaign finance committee for the former Governor of Georgia Roy Barnes.

Jon Mogford, PH.D.

Dr. Mogford became a member of the board of directors on November 10, 2016 as a replacement for John Blank, M.D. Dr. Mogford serves as the Vice Chancellor for Research for The Texas A&M University System and provides research and development leadership to the System’s eleven universities and seven state agencies encompassing 30,000 faculty and staff, >135,000 students, a budget of more than $4 billion and research expenditures of more than $945 million annually. Prior to joining the Texas A&M University System in 2011, Dr. Mogford served as a program manager and then Deputy Director of the Defense Sciences Office (DSO) of the Defense Advanced Research Projects Agency (DARPA) in the U.S. Department of Defense. As DSO Deputy Director, he provided strategic planning and implementation of ≈$400M/year in R&D in the physical, biomedical and material sciences.

He provided leadership to 20 Program Managers in the development and management of office investments ranging from the fundamental sciences to commercial transition efforts for both defense and non-defense applications. Dr. Mogford led expansion of formal working relationship between DARPA and the FDA to improve the ability of each organization to meet mission goals, which was highlighted as a DARPA-FDA-NIH partnership by the White House. He is the recipient of the Secretary of Defense Medal for Outstanding Public Service. His DARPA programs included scar-free regeneration of wounds, metabolic control strategies for survival of severe blood loss, biomarker-responsive biomaterials for drug delivery, stem cell-based bioreactor production of universal donor red blood cells, computational design of novel proteins, and active hemostatic biomaterials for treatment of internal and external wounds. He has authored or co-authored 29 peer-reviewed publications.

Dr. Mogford obtained his bachelor’s degree in Zoology from Texas A&M University and doctorate in Medical Physiology from the Texas A&M University Health Science Center, College Station, Texas. His research in vascular physiology continued at the University of Chicago as a Postdoctoral fellow from 1997-98. Dr. Mogford transitioned his research focus to the field of wound healing at Northwestern University, both as a Research Associate and also as a Research Assistant Professor from 1998-2003. He then served as a Life Sciences Consultant to DARPA on the Revolutionizing Prosthetics program from 2003-2005.

NON-DIRECTOR EXECUTIVE OFFICERS

President and Chief Operating Officer – Patrick Kullmann

Patrick Kullmann has been our President and Chief Operating Officer since September, 2013.  Mr. Kullmann has served in a contract capacity as the Chief Executive Officer of Streamline, Inc., a medical technology company since 2012.  He is also the Founder of CG3 Consulting, LLC, a global medical technology advisory firm in Minneapolis, Boston and San Diego which he founded in 2008. CG3 Consulting provides consulting services to clients in the healthcare, scientific and technology industries. Prior to establishing CG3 Consulting, Mr. Kullmann was a senior director at Medtronic in their $2.3 billion Cardiovascular Division. He started his career working as a surgical sales representative in the Texas Medical Center in Houston. Mr. Kullmann has served in senior marketing, market development and sales leadership positions at Boston Scientific, Baxter, Johnson & Johnson, and four start-up medical device companies – two of which had successful liquidity events for a combined value of $220m.  He is a graduate of Northern Michigan University, and has an MBA from California Coastal University.   The board believes that Mr. Kullmann has the experience, qualifications, attributes and skills necessary to serve as President and Chief Operating Officer because of his years of experience in the medical technology field.

Chief Financial Officer and Treasurer – Jeffery Wright

Mr. Wright is a Certified Public Accountant and has served as our Chief Financial Officer and Treasurer since January 2015. Prior to joining the Company in December, 2014, Mr. Wright was an audit senior at Ernst & Young within the Assurance Services division, where he had an opportunity to help manage audits of large ($2 billion to $10 billion annual revenue) publicly-traded companies.  He also has experience auditing medium size ($2 million - $200 million annual revenue) privately-held companies in multiple industries with other accounting firms. Prior to his career in public accounting, Mr. Wright worked as a trading analyst in the retirement trust services department at Reliance Trust Company, managing the institutional trading desk to settle mutual fund transactions with the National Securities Clearing Corporation. Mr. Wright holds Master of Professional Accountancy and Bachelor of Business Administration degrees from the Georgia State University Robinson College of Business and is a member of the Georgia Society of Certified Public Accountants.

Executive Vice President – Dennis Moon

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

Senior Vice President of Sales & Marketing – Manfred Sablowski

Mr. Sablowski is a business professional with over 20 years of senior management experience in the medical technology industry, where he has been instrumental in managing and growing several highly successful companies. He has held several executive level positions such as General Manager at Valleylab/Pfizer, Europe; VP Sales and Marketing Dornier Medizin Technik, Europe; VP Sales and Marketing Bovie Medical-Worldwide.

He also served as Board Member and Vice President/COO for Trod Medical, a successful venture backed start-up, in which he was involved from its inception. He is the principal of FMS MedTech Consulting, a consulting firm focusing on strategic planning for the international businesses in the medical industry (Europe and U.S.). Mr. Sablowski holds a bachelor of science, a diploma as chemical engineer and earned an MBA in Germany.

Director Independence

The Company has determined that Major General C.A. “Lou” Hennies, Scott M. W. Haufe, M.D., Ron Lawson, Jon Mogford, John C. Thomas, Jr. and Larry Papasan are "independent" as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

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

Each of the Company's current independent directors, Major General C.A. "Lou" Hennies, Scott M. W. Haufe, M.D., Ron Lawson, Jon Mogford, John C. Thomas Jr., and Larry Papasan, are independent under the rules of the NASDAQ Capital Market. Accordingly, our board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of the NASDAQ Capital Market.

In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Audit Committee

The members of our audit committee are John C. Thomas, Jr., Ron Lawson and Larry Papasan. Mr. Thomas chairs the audit committee. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Major General C.A. “Lou” Hennies, Ron Lawson and Larry Papasan. Mr. Hennies chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:

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

Board Diversity

Our nominating and corporate governance committee will be responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity, ethics and values;
●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;
●	development or commercialization experience in large medical products companies;
●	experience as a board member or executive officer of another publicly-held company;
●	strong finance experience;
●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
●	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience;
●	conflicts of interest; and
●	practical and mature business judgment.

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

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Jarrett Gorlin, CEO	2015	272,000	-	-	-	272,000
	2016	272,000	-	-	-	272,000
Patrick Kullmann, COO	2015	231,000	-	-	-	231,000
	2016	231,000	-	-	-	231,000
Dennis Moon, EVP	2015	201,000	-	-	-	201,000
	2016	201,000	-	-	-	201,000
Jeffery Wright, CFO	2015	130,000	-	-	-	130,000
	2016	130,000	-	-	-	130,000
Manfred Sablowski, SVP	2015	150,000	-	-	-	150,000
	2016	150,000	-	-	-	150,000

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

The current annualized salaries of our executive officers are as follows:

Name & Position	Annual Salary
Jarrett Gorlin, CEO	$272,000
Patrick Kullmann, President & COO	$231,000
Jeffery Wright, CFO	$130,000
Dennis Moon, EVP	$201,000
Manfred Sablowski, SVP	$150,000

Director Compensation

The board established a policy of paying outside (non-employee) directors $5,000 per quarter for each full quarter of service.

In 2015, outside directors (totaling 8 persons) were paid $120,000 in director’s fees. On November 10th, 2016, the board voted that all non-employee members of the Board of Directors will receive 3rd and 4th quarter 2015 and fiscal year 2016 director’s fees as stock grants. We issued an aggregate of 173,911 stock grants at $1.38 per share in January 2017 as a result.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is presented for each person we know to be a beneficial owner of 5% or more of our securities, each of our directors and executive officers, and our officers and directors as a group.

The percentage of common equity beneficially owned is based upon 14,855,181 shares of Common Stock issued and outstanding as of December 31, 2016.

The number of shares beneficially owned by each stockholder is determined under the rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to such securities.

Under these rules, beneficial ownership includes any shares as to which the individual or entity has sale or shared voting power or investment power.  Unless otherwise indicated, the address of all listed stockholders is c/o MEDOVEX, 1950 Airport Road Suite A, Atlanta, Georgia 30341.  Unless otherwise indicated each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Number of Shares Beneficially Owned(1)	Percentage of common equity beneficially owned
Scott M.W. Haufe, M.D., Director	776,610(2)(4)	5.1%
Sablowski, Manfred, Officer	60,225(11)	0.4%
Jarrett Gorlin, Director and Officer	560,065(3)(10)	3.7%
Larry W. Papasan, Co-chair of the Board of Directors	203,576(4)	1.3%
John C. Thomas, Jr., Director	85,400(4)	0.6%
Patrick Kullmann, Officer	234,989(5)(8)	1.5%
Jeffery Wright, Officer	29,875(7)	0.2%
Major General C.A. “Lou” Hennies, Director	106,788(4)	0.7%
James R. Andrews, M.D., Director	106,788(4)	0.7%
Ron Lawson, Director	150,000(12)	1.0%
Steve Gorlin, Co-chair of the Board of Directors	1,195,789(6)	7.8%
Randal R. Betz, M.D., Director	106,788(4)	0.7%
Mogford Jon, Director	75,000(13)	0.5%
Dennis Moon, Officer	208,614(9)	1.4%
Officers and Directors as a Group (14 persons)	3,900,507	25.6%

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

(3)	Includes 506,837 shares held by The Jarrett S. & Rebecca L. Gorlin Family Limited Partnership. Mr. Gorlin disclaims beneficial ownership of the shares.
(4)	Includes 10,000 shares pursuant to options exercisable within 60 days.

(5)	Includes 96,788 shares held by Pamela M.C. Kullmann. Mr. Kullmann disclaims beneficial ownership of Pamela M.C. Kullmann’s shares.
(6)	Includes 125,000 shares held by Mr. Gorlin's spouse, Deborah Gorlin. Mr. Gorlin disclaims beneficial ownership of Deborah Gorlin’s shares.
(7)	Includes 29,875 shares pursuant to options exercisable within 60 days.
(8)	Includes 26,163 shares pursuant to options exercisable within 60 days.
(9)	Includes 15,038 shares pursuant to options exercisable within 60 days.
(10)	Includes 10,200 shares pursuant to options exercisable within 60 days.
(11)	Includes 55,625 shares pursuant to options exercisable within 60 days.
(12)	Includes 150,000 shares pursuant to options exercisable within 60 days.
(13)	Includes 75,000 shares pursuant to options exercisable within 60 days.
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

The Administrator may make the following types of grants under the Plan, each of which will be an “Award”:

●	qualified incentive stock options (“QISOs”);
●	nonqualified stock options; and
●	awards of restricted stock and/or restricted stock units.

Our officers, key employees, directors, consultants and other independent contractors or agents who are responsible for or contribute to our management, growth or profitability will be eligible for selection by the Administrator to participate in the Plan, provided, however, that QISOs may be granted only to our employees.

We authorized and reserved for issuance under the Plan an aggregate of 1,650,000 shares of our Common Stock.  As of December 31, 2016, we have granted an aggregate of 1,124,900 options to purchase common stock at a weighted average price of $2.15 per share to certain employees, consultants and to outside directors. As of December 31, 2016, we have granted an aggregate of 143,000 common stock shares from the Plan to certain outside consultants at the market price on the day of grant.  If any of the awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 25, 2016, the Company entered into a modification agreement (the “Modification Agreement”) between the Company and Steve Gorlin, a Director of the Company pursuant to which the Company and Mr. Gorlin agreed to immediately convert the promissory note into an aggregate of 571,429 shares of its Common Stock eliminating the Company’s $1,000,000 debt obligation to Mr. Gorlin. On February 16, 2016, the Company and Steve Gorlin entered into an amendment to the Modification Agreement in order to reduce the number of shares of Common Stock that Mr. Gorlin is to receive upon the conversion of the $1,000,000 promissory note from 571,429 shares to 552,041 shares. In consideration for reducing the amount of shares of Common Stock that he was to receive, the Company agreed to reduce the exercise price of Mr. Gorlin's 500,000 warrants (the "Warrants") from $2.00 per share to $1.825 per share. In addition, certain anti-dilution provisions in the Warrants that may have allowed for the issuance of additional warrants were eliminated and an absolute floor of $1.70 per share was added. The amendment to the Modification Agreement was made to address certain concerns of the NASDAQ Stock Market. 225,000 of Mr. Gorlin’s 500,000 warrants were subsequently assigned to two separate parties pursuant to a fourth modification agreement entered into on December 1, 2016. The fourth modification agreement assigned 45% of Mr. Gorlin’s obligation to purchase an additional 571,429 shares of the Company’s commons stock at $1.75 per share to different parties.

The Company pays TAG Aviation (“TAG”), a company owned by CEO Jarrett Gorlin, for executive office space in Atlanta Georgia at a rate of $2,147 per month plus related utilities.

The rental rate is 90% of the amount billed to TAG Aviation by the owner of the property. The Company has also chartered aircraft from TAG Aviation. The total amount spent for chartered service with TAG Aviation was approximately $26,000 in 2016 and 2015. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party.

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

Stock Option Grants to Executive Officers and Directors

We authorized and reserved for issuance under the Plan an aggregate of 1,650,000 shares of our Common Stock.  In 2016 and 2015, we granted an aggregate of 597,600 and 200,000, respectively, of options to purchase common stock to executive officers and directors. If any of the Awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

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

The following is a summary of the fees billed to the Company by Frazier & Deeter, LLC for professional accounting services rendered for the fiscal years ended December 31, 2016 and 2015.

	Fiscal Year 2016	Fiscal Year 2015
Audit fees	$108,500	125,155
Tax fees – Frazier & Deeter	16,000	$12,500
Total	$124,500	$137,655

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

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

MEDOVEX CORP.
Date: March 31, 2017	By:	/s/ Jarrett Gorlin Jarrett Gorlin, Chief Executive Officer

Signature	Title	Date

/s/ Jarrett Gorlin	Chief Executive Officer, President and Director
Jarrett Gorlin	(Principal Executive Officer)	March 31, 2017

/s/ Jeffery Wright	Chief Financial Officer
Jeffery Wright	(Principal Financial and Accounting Officer)	March 31, 2017

/s/ Larry Papasan
Larry Papasan	Chairman of the Board of Directors	March 31, 2017

/s/ Clyde A. Hennies
Clyde A. Hennies	Director	March 31, 2017

/s/ Scott M.W. Haufe
Scott M.W. Haufe	Director	March 31, 2017

/s/ James R. Andrews
James R. Andrews	Director	March 31, 2017

/s/ Ron Lawson
Ron Lawson	Director	March 31, 2017

/s/ Randal R. Betz
Randal R. Betz	Director	March 31, 2017

/s/ Steve Gorlin
Steve Gorlin	Director	March 31, 2017

/s/ John Thomas
John Thomas	Director	March 31, 2017

/s/ Jon Mogford
Jon Mogford	Director	March 31, 2017

 EXHIBIT INDEX

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 16, among MedoveX Corp. f/k/a SpineZ Corp. and Debride Inc. (1)
2.2	Agreement and Plan of Merger, dated March 9, 2015 among MedoveX Corp. and Streamline, Inc. (2)
2.3	Asset Purchase Agreement dated December 7, 2016 among MedoveX Corp., Streamline, Inc., Skytron, LLC and certain other parties thereto (3)
3.1	Articles of Incorporation of Spinez Corp. (1)
3.2
Certificate of Amendment to the Articles of Incorporation of Spinez Corp. (changing the name of the company to MedoveX Corp. and Effecting the Reverse Split of the Outstanding Shares of MedoveX Corp.’s Common Stock).

3.3	Bylaws of MedoveX Corp. (1)
3.4	Certificate of Designation for Series A Preferred Stock (4)
4.1	Modification Agreement by and between the Company and Steve Gorlin dated January 25, 2016. (5)
4.2	Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated February 16, 2016. (6)
4.3	Second Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated March 25, 2016. (7)
4.4	Third Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated November 1, 2016. (7)
4.5	Fourth Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated November 30, 2016. (8)
10.1	2013 Stock Incentive Plan. (1)
10.2	Employment Agreement between MedoveX Corp. and Jarrett Gorlin dated October 14, 2013. (1)
10.3	Employment Agreement between MedoveX Corp. and Patrick Kullmann dated October 14, 2013. (1)
10.4	Employment Agreement between MedoveX Corp. and Charlie Farrahar dated October 14, 2013. (1)
10.5	Employment Agreement between MedoveX Corp. and Dennis Moon dated November 11, 2013. (1)
10.6	Contribution and Royalty Agreement between MedoveX and Scott W. Haufe dated January 31, 2013. (1)
10.7	Co-Development Agreement between MedoveX Corp. and Dr. James Andrews dated September 30, 2013. (1)
10.8	Consulting Agreement between MedoveX Corp. and Robb Knie dated December 2, 2013. (1)
10.9	Engineering Services Agreement between MedoveX Corp. and Devicix, LLC dated November 25, 2013. (1)
10.10	Form of Indemnification Agreement. (1)
10.11	Promissory note issued on November 9, 2015 in favor of Steve Gorlin
10.12	Warrant issued on November 9, 2015 to Steve Gorlin
10.13	Form of Common Stock Purchase Warrant (9)
10.14	Form of Unit Purchase Agreement between MedoveX Corp. and Investors (10)
10.15	Form of Registration Rights Agreement between MedoveX Corp. and Investors (10)
10.16	Private Placement Memorandum Supplement dated April 18, 2016 (10)
10.17	Form of Warrant (11)
10.18	Form of Unit Purchase Agreement (11)
10.19	Form of Registration Rights Agreement (11)
10.20	Form of Note (12)
10.21	Form of Warrant (12)
10.22	Form of Security Agreement (12)
10.23	Form of Warrant (4)
10.24	Form of Unit Purchase Agreement (4)
10.25	Form of Registration Rights Agreement (4)
14	Business and Code of Ethics of MedoveX Corp. (1)
21.1	Subsidiaries of MedoveX Corp. *
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on December 9, 2014.
(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 11, 2015.
(3)	Incorporated by reference herein from the Current Report on Form 8-K filed on December 12, 2016
(4)	Incorporated by reference herein from the Current Report on From 8-K filed on February 14, 2017
(5)	Incorporated by reference herein from the Current Report on Form 8-K filed on January 25, 2016.
(6)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 17, 2016.
(7)	Incorporated by reference herein from the Current Report on Form 8-K filed on November 4, 2016
(8)	Incorporated by reference herein from the Current Report on Form 8-K filed on December 6, 2016
(9)	Incorporated by reference herein from the Current Report on Form 8-K filed on April 25, 2016.
(10)	Incorporated by reference herein from the Current Report on Form 8-K filed on May 5, 2016.
(11)	Incorporated by reference herein from the Current Report on Form 8-K filed on August 8, 2016
(12)	Incorporated by reference herein from the Current Report on Form 8-K filed on September 19, 2016
(*)	Filed herewith