Form 10-Q
period 2017-03-31
Medovex Corp.
filed 2017-05-15
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

MEDOVEX CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1950 Airport Rd. Suite A
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
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)	Emerging growth company ☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒No

As of May 12, 2017, 18,983,375 shares of the registrant’s common stock were outstanding.

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

MEDOVEX CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$1,992,671	$892,814
Prepaid expenses	161,672	364,822
Short-term receivable	150,000	--
Total Current Assets	2,304,343	1,257,636
Long Term Receivable	--	150,000
Property and Equipment, net of accumulated depreciation	94,449	97,590
Deposits	2,751	2,751
Total Assets	$2,401,543	$1,507,977
Liabilities and Stockholders' Equity
Current Liabilities
Interest payable	$69,222	$69,222
Accounts payable	220,700	225,725
Accrued liabilities	45,000	459,800
Notes payable, current portion	82,329	126,086
Short-term note payable, net of debt discount	--	970,240
Total Current Liabilities	417,251	1,851,073
Long-Term Liabilities
Notes payable, net of current portion	87,814	103,742
Deferred rent	1,179	1,179
Total Long-Term Liabilities	88,993	404,921
Total Liabilities	506,244	1,955,994
Stockholders' Equity (Deficit)
Preferred stock - $.001 par value: 500,000 shares authorized, 22,139 shares issued, 17,993 shares outstanding at March 31, 2017 (unaudited),
no shares issued and outstanding at December 31, 2016	18	--
Common stock - $.001 par value: 49,500,000 shares authorized, 17,441,351 and 14,855,181 shares issued at March 31, 2017 (unaudited) and December
31, 2016, respectively, 17,441,351 and 14,855,181 shares outstanding at
March 31, 2017 (unaudited) and December 31, 2016, respectively	17,442	14,855
Additional paid-in capital	30,477,753	25,898,054
Accumulated deficit	(28,599,914)	(26,360,926)
Total Stockholders' Equity (Deficit)	1,895,299	(448,017)
Total Liabilities and Stockholders' Equity (Deficit)	$2,401,543	$1,507,977

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Operating Expenses
General and administrative	$1,423,229	$1,050,878
Sales and Marketing	82,137	21,272
Research and development	335,440	143,183
Depreciation	6,221	1,963
Total Operating Expenses	1,847,027	1,217,296

Operating Loss	(1,847,027)	(1,217,296)

Other Expenses
Interest expense	390,798	344,093
Total Other Expenses	390,798	344,093

Loss from Continuing Operations	(2,237,825)	(1,561,389)

Discontinued Operations
Loss from discontinued operations	1,163	270,897
Total Loss from Discontinued Operations	(1,163)	(270,897)
Net Loss	$(2,238,988)	$(1,832,286)

Loss per share – Basic:
Continuing Operations	$(0.14)	$(0.14)
Discontinued Operations	0.00	(0.02)
Net Loss per share	$(0.14)	$(0.16)

Loss per share – Diluted:
Continuing Operations	$(0.14)	$(0.14)
Discontinued Operations	0.00	(0.02)
Net Loss per share	$(0.14)	$(0.16)

Weighted average outstanding shares used to compute basic net loss per share	16,271,075	11,624,202

Weighted average outstanding shares used to compute diluted net loss per share	16,271,075	11,624,202

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(2,238,988)	$(1,832,286)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,221	2,028
Amortization of intangible assets	--	142,142
Amortization of debt discount	31,772	246,086
Debt conversion expense	356,400	68,694
Stock based compensation	605,833	261,991
Straight-line rent adjustment	--	295
Non-cash directors fees	--	5,000
Adjustment of fair value of warrant modification	--	25,720
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	--	33,045
Prepaid expenses	203,150	14,217
Accounts payable	(5,025)	(67,497)
Interest payable	--	(3,671)
Accrued liabilities	(414,800)	48,755
Net Cash Used in Operating Activities	(1,455,437)	(1,055,481)
Cash Flows from Investing Activities
Expenditures for property and equipment	(3,080)	(3,213)
Net Cash Used in Investing Activities	(3,080)	(3,213)

Cash Flows from Financing Activities
Principal payments under note payable obligations	(59,686)	(40,249)
Proceeds from issuance of common stock, net of offering costs	1,923,248	--
Proceeds from issuance of warrants, net of offering costs	694,812	--
Net Cash Provided by (Used in) Financing Activities	2,558,374	(40,249)
Net Increase/(Decrease) in Cash	1,099,857	(1,098,943)
Cash - Beginning of Period	892,814	1,570,167
Cash - End of period	$1,992,671	$471,224
Supplementary Cash Flow Information
Cash paid for interest	$3,037	$2,756
Non-cash investing and financing activities
Financing agreement for insurance policy	$44,701	$--
Conversion of note and accrued interest to common stock	--	1,072,513
Conversion of short-term loan to common stock	126,720	--
Issuance of common stock for consideration of cancellation of warrants	208,000	--
Repayment of due from stockholder through foregone director fees	--	5,000
Issuance of warrants for conversion of notes	305,201	--
Stock issued for board fees	239,826	--
Issuance of stock for preferred stock conversion	411	--

See notes to consolidated financial statements

MEDOVEX CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

MedoveX Corp. (the “Company”) was incorporated in Nevada on July 30, 2013 as SpineZ Corp. (“SpineZ”) and changed its name to MedoveX Corp. on March 20, 2014. MedoveX is the parent company of Debride Inc. (“Debride”), which was incorporated under the laws of the State of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company is currently seeking approval from the FDA and CE for the DenerveX System.

Note 2 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission ("SEC") that permit reduced disclosure for interim periods.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2017 and results of operations and cash flows for the three months ended March 31, 2017 and 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year.

principles of consolidation

These unaudited condensed consolidated financial statements that present the Company’s results of operations and cash flows for the three months ended March 31, 2017 and 2016 include Debride and the accounts of the Company as well as its formerly wholly-owned subsidiary, Streamline Inc. (“Streamline”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements, U.S. GAAP requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates include the deferred income tax asset and the related valuation allowance, and the fair value of its share based payment arrangements.

For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, although early application is permitted. The adoption of this standard did not have a material impact on our consolidated statements of financial position, results of operations or cash flows.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs, to reduce the complexity of having different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for public companies for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted the amendments of ASU 2015-03 effective January 1, 2016. The adoption of this standard did not have a material impact on our consolidated statements of financial position, results of operations or cash flows.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated statements of financial position, results of operations or cash flows.

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

Note 3 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	March 31, 2017	December 31, 2016
Furniture and fixtures	5 years	$65,987	$65,987
Computers and software	3 years	19,928	19,928
Leasehold improvements	5 years	35,673	32,593
		121,588	118,508
Less accumulated depreciation		(27,139)	(20,918)

Total		$94,449	$97,590

Depreciation and amortization expense, excluding depreciation and amortization from Streamline, amounted to $6,221 and $1,963 for the three months ended March 31, 2017 and 2016, respectively.

Note 4 - Equity Transactions

Common stock issuance

In November 2016, the Board authorized the issuance of shares of common stock to all Board members, both current and former, in an amount equivalent to $240,000, representing their accrued but unpaid directors’ fees as of December 31, 2016. In January 2017, the Company issued an aggregate of 173,912 shares at $1.38 per share, which was the average closing price of the Company’s stock during 2016, to fulfill this obligation. The closing price of the Company’s stock on January 17, 2017, the day the shares were issued, was $1.16 per share.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

During the three months ended March 31, 2017, the Board of Directors authorized the Company to issue options to purchase an aggregate of 189,159 shares of common stock to certain employees. The stock options vest as follows: 25% on date of grant and 25% on each of the next three years after the grant date. The options granted were at the market value of the common stock on the date of the grant.

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

The significant assumptions used to estimate the fair value of the equity awards granted are;

Grant date	February 3	March 28
Fair value of options granted	$1.13	$1.35
Expected term (years)	6	6
Risk-free interest rate	2.10%	2.11%
Volatility	82.53%	76.86%
Dividend yield	None	None

For the three months ended March 31, 2017 and 2016, the Company recognized approximately $366,000 and $262,000, respectively, as compensation expense with respect to the stock options.

Stock Option Activity

As of March 31, 2017, there were 695,755 shares of time-based, non-vested stock options outstanding. As of March 31, 2017, there was approximately $543,687 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.27 years.

The following is a summary of stock option activity at March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2016	1,124,900	$2.15	9.0

Granted	189,159	$1.15	9.9
Outstanding at 3/31/2017	1,314,059	$2.01	8.95
Exercisable at 3/31/2017	618,305	$4.27	8.83

Private Placement

On February 9, 2017, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $3,000,000 and up to a maximum of $5,000,000 of units. Each Unit had a purchase price of $100,000 and consisted of (i) 96,154 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.04 per share, and (ii) a warrant to purchase 48,077 shares of common stock. Each warrant has an initial exercise price of $1.50 per share and is exercisable for a period of five (5) years from the date of issuance. Investors had the option to request shares of Series A Preferred stock in lieu of common stock, on a basis of one share of preferred stock for every 100 shares of common stock.

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

Each share of Series A preferred stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A preferred stock.

Debt Conversion

On February 9, 2017, the Company’s $1,150,000 short-term note payable was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of Series A convertible preferred stock, eliminating the Company’s debt obligation. The debt was converted into shares at $1.04 per share, which was the offering price of the Company’s stock in the February private placement. The Series A convertible preferred stock is convertible into shares of common stock at $1.04 per share. Each share of Series A preferred stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A preferred stock.

As consideration for converting the debt, the noteholders’ agreed to receive common stock in lieu of the 200,000 warrants to purchase common stock that were issued in conjunction with the short term loan, see Note 7.

As a result, the 200,000 warrants were cancelled, and the Company issued to the noteholders’ an aggregate of 200,000 shares of common stock. The closing price of the Company’s stock on February 9, 2017, the day the shares were issued, was $1.04 per share. The fair value of the common stock issued was approximately $208,000.

Note 5 - Commitments

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Base annual rent is $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $6,300 and $7,500 for the three months ended March 31, 2017 and 2016, respectively.

On July 8, 2015, the Company entered into a 3 year lease agreement for a commercial building which commenced on August 1, 2015. Base rent for the three months ended March 31, 2017 was $2,849 per month. Total lease expense for the three months ended March 31, 2017 and 2016 was approximately $8,550 and $8,250, respectively, related to this lease. Future minimum lease payments under this rental agreement are approximately as follows:

For the year ending:

December 31, 2017	$26,000
December 31, 2018	21,000
$47,000

Equipment

The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance. Total lease expense was approximately $700 for the three months ended March 31, 2017 and 2016.

Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ending:

December 31, 2017	$2,000
December 31, 2018	800
$2,800

Purchase Orders

For the three months ended March 31, 2017, the Company had approximately $130,000 in outstanding purchase order obligations related to the build of the DenerveX System to Nortech and Bovie Medical Corporation (“Bovie”).

Consulting Agreements

In January 2017, the consulting agreement with one of the Company’s founding stockholders to provide business development consulting services was modified from $5,000 per month to $10,000 per month and extended through January 2018.

Employment Agreements

The Company has Employment Agreements with each of its five executive officers for aggregate compensation amounting to approximately $994,000 per annum, plus customary benefits. These employment agreements, having commenced at separate dates, are for terms of three years which began in October 2013 and end in January 2018.

Generator development agreement

The Company is obligated to reimburse Bovie up to $295,000 for the development of the Pro40 electrocautery generator. For the three months ended March 31, 2017 and 2016, the Company paid approximately $31,000 and $0, respectively, under this agreement. Through March 31, 2017, we have paid approximately $420,000 to Bovie.

Note 6 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2016. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $23,000 and carry an annual percentage interest rate of 4.9%.

The Company had an outstanding balance of approximately $21,000 at March 31, 2017 related to the agreement.

Promissory Notes

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Payments on both of the notes are due in aggregate monthly installments of $5,661 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The promissory notes, excluding interest, had outstanding balances of approximately $149,000 and $165,000 at March 31, 2017 and December 31, 2016, respectively. The promissory notes, including interest, had outstanding balances of approximately $164,000 and $181,000 at March 31, 2017 and December 31, 2016, respectively.

Expected future payments, including interest, related to the promissory notes as of March 31, 2017, are approximately as follows:

For the year ending:

December 31, 2017	51,000
December 31, 2018	68,000
December 31, 2019	45,000
$164,000

The Company paid interest expense related to the promissory notes for the three months ended March 31, 2017 and 2016 in the amount of approximately $2,300 and $2,800, respectively. The Company had unpaid accrued interest in the amount of approximately $69,000 at March 31, 2017 and December 31, 2016 related to the promissory notes, which is not included in the above table.

Note 7 – Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices were available for the four comparative companies in an active market.

A summary of the Company’s warrant issuance activity and related information for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2016	3,504,847	$1.85	3.9

Issued	2,411,338	$1.50	4.9
Cancelled	(200,000)	$1.625	--
Outstanding and exercisable at 3/31/2017	5,716,185	$1.75	4.0

As further described in Note 4, 200,000 warrants were cancelled and 200,000 shares of common stock were issued to the Noteholders’ as consideration for converting the Company’s short-term debt.

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued in the three months ended March 31, 2017 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private Placement	2/8/17	$1.04	$1.50	$0.75	5 years	1.81	104.49

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

Note 8 – Discontinued operations

Effective December 7, 2016, the Company sold all Streamline related assets after the Board authorized management to seek buyers for Streamline in May 2016. The Company sought additional funds to complete the development and launch of the Company’s primary product, the DenerveX System, and the decision to sell the Streamline assets helped raise part of the necessary funds required for continuing operations of the Company in a non-dilutive manner to existing shareholders.

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Operating Expenses
General and administrative	$1,163	$79,834
Research and development	--	46,100
Depreciation and amortization	--	142,207
Total Operating Expenses	--	268,141
Operating Loss	(1,163)	(268,141)
Other Expenses
Interest expense	--	2,756
Total Other Expenses	--	2,756
Net Loss	$(1,163)	$(270,897)

Cash flows from discontinued operations are as follows:

	Three Months Ended March 31,
	2017	2016
Cash Flows used in Operating Activities	$(1,163)	$(244,775)
Cash Flows used in Investing Activities	--	--
Cash Flows used in Financing Activities	--	--
Net Cash Used in Discontinued Operations	$(1,163)	$(244,755)

Amortization expense related to the discontinued intangible assets for the three months ended March 31, 2017 and 2016 was $0 and $142,142, respectively. Depreciation expense amounted to approximately $0 and $65 for the three months ended March 31, 2017 and 2016, respectively.

Note 9 - Income Taxes

For the period from February 1, 2013 (inception) to March 31, 2017, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of March 31, 2017 or December 31, 2016, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at March 31, 2017 and December 31, 2016. The Company has not undergone any tax examinations since inception.

Note 10 - Related-Party Transactions

Royalty Agreement

The Company has a Contribution and Royalty Agreement with Dr. Haufe. The agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. No royalties have been paid or are payable as of March 31, 2017.

Co-Development Agreement

The Company has a Co-Development Agreement with Dr. Andrews. The agreement provides for the Company to pay Dr. Andrews a royalty of 2% of revenues earned from applicable product sales over a period of 5 years. No royalties have been paid or are payable as of March 31, 2017.

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin. No general aviation expenses were paid to TAG for the three months ended March 31, 2017 and 2016.

Operating Lease

As described in Note 5, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta, Georgia plus cost of utilities. Rent payments under this arrangement were $1,800 per month through August 31, 2016. Effective September 1, 2016, rent payments under this arrangement increased to $2,147 per month.

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $6,300 and $7,500 for the three months ended March 31, 2017 and 2016, respectively.

Consulting Expense

As described in Note 5, the Company paid $30,000 and $15,000, respectively, for the three months ended March 31, 2017 and 2016 to a founding stockholder for business advisory services.

Note 11 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through March 31, 2017, we have paid approximately $1,672,000 to Devicix.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days notice.

The Company incurred expenses of approximately $206,000 and $117,000 for the three months ended March 31, 2017 and 2016, respectively, of which approximately $96,000 and $63,000, respectively, was included in accounts payable as of March 31, 2017 and December 31, 2016.

Denervex Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. As described in Note 5, in November 2014, the Company contracted with Bovie Medical Corporation (“Bovie”) to customize one of their existing electrocautery generators for use with the DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX is obtained. The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates.

The Company paid approximately $31,000 and $0 for the three months ended March 31, 2017 and 2016, respectively, under this agreement. Through March 31, 2017, we have paid approximately $420,000 to Bovie.

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. The Company paid approximately $72,000 and $29,000 to Nortech for the three months ended March 31, 2017 and 2016, respectively.

Through March 31, 2017, we have paid approximately $816,000 to Nortech, of which approximately $28,000 was included in accounts payable as of March 31, 2017.

Note 12– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $2,239,000 and $1,832,000 for the three months ended March 31, 2017 and 2016, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

To date, the Company’s sole source of funds has been from the issuance of debt and equity.

As discussed in Note 4, in February 2017, the Company obtained $2,618,060, net of fees, in a private equity financing. The Company will require additional cash in 2017 and is exploring other fundraising options for 2017. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2017, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NASDAQ continues to monitor the Company’s ongoing compliance with the stockholders’ equity requirement after a deficiency notice was received in August 2016 for non-compliance with listing rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity for continued listing on the NASDAQ capital market. The Company’s current stockholders’ equity of $1,895,299, as reported in our current quarterly report on form 10-Q for the quarter ended March 31, 2017, has evidenced non-compliance with the listing rule and, consequently, we may be subject to delisting.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 13 - Subsequent Events

In April 2017, the consulting agreement the Company has with a sales consultant to provide sales, marketing and distribution consulting services over a one year period was modified from €10,000 ($10,682) per month to €11,667 ($12,463) per month and extended through April 30, 2019.

On April 17, 2017, the Company entered into a six month business advisory and investor relations consulting agreement at a monthly fee of $10,000 for the purpose of creating market awareness of the Company.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5 phase development plan, culminating in the production of a prototype that could be used for validation purposes. Currently we are in the final stages of the build and test phase of the device, which focuses on completing the product design verification testing, design optimization as required, and the completion of manufacturing transfer. Through March 31, 2017, we have paid approximately $1,672,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through March 31, 2017, we have paid approximately $816,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through March 31, 2017, we have paid approximately $420,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System.

The Company has entered into some of the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system. Final development, testing and verification to set standards is the main focus for these final stages. Additionally, the company has tested the DenerveX System in an extensive living tissue model under very strict Good Laboratory Practice Standards to measure, verify, and establish its’ effectiveness for performance as a system. Other testing will include device sterilization, shelf life verification and shipping and performance testing to very specific standards.

The DenerveX System (the DenerveX Device and the DenerveX Pro-40 generator) was successfully tested as a system by SGS, a world leader in safety performance testing, and received certification of compliance in January 2017. SGS, a highly respected testing and verification firm, tested the DenerveX System using an extensive set of testing standards.

Regulatory Approval

In the future, the Company will seek marketing clearance from the FDA for commercialization of the DenerveX System in the US, and we are also seeking CE Mark certification for commercialization of the DenerveX System throughout the European Union and other countries that accept the CE Mark.

Once the Company obtains a CE Mark, which we anticipate will be in the first half of 2017, we will provide a copy of the CE certificate along with other necessary documentation to obtain regulatory approval for commercialization of the DenerveX System throughout certain countries including Columbia, Peru, Argentina, Mexico, Turkey, Israel, New Zealand, Australia and other countries. The documentation required to accompany the CE Mark to obtain regulatory approval in the aforementioned countries include copies of the ISO 3485 certification, the SGS certificate of approval and a statement of Good Manufacturing Practices (“GMP”).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

Results of Continued Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Total operating expenses increased approximately $630,000, or 52%, to approximately $1,847,000 for the three months ended March 31, 2017, as compared to approximately $1,217,000 for the three months ended March 31, 2016. The increase in expenses is primarily the result of additional investor relations expenses incurred to pay consultants to help promote market awareness of the Company’s common stock. Additionally, the increase is attributable to additional research and development as well as regulatory costs incurred as we entered into the final stages of the development and verification of the DenerveX System and applied for CE Mark certification. We continued to incur similar costs associated with being a public entity.

Operating Expenses

We classify our operating expenses into four categories: research and development, sales and marketing, general and administrative, and depreciation and amortization.

Research and Development Expenses

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for regulatory, patent, and research and development activities. For the three months ended March 31, 2017 and 2016, the Company incurred approximately $335,000 and $143,000, respectively, in research and development expenses.

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

General and Administrative Expenses

For the three months ended March 31, 2017 and 2016, the Company incurred approximately $456,000 and $400,000, respectively, in personnel costs. Professional fees were approximately $443,000 and $349,000, respectively, for the three months ended March 31, 2017 and 2016 which consisted primarily of professional costs related to the development of the DenerveX device and regulatory costs incurred to obtain CE Mark in Europe. Travel expenses were approximately $36,000 and 22,000, respectively, for the three months ended March 31, 2017 and 2016. Stock based compensation expenses were approximately $606,000 and $262,000, respectively, for the three months ended March 31, 2017 and 2016.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Sales and Marketing Expenses

For the three months ended March 31, 2017 and 2016, the Company paid approximately $82,000 and $21,000, respectively, in sales and marketing expenses. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the pre-launch of the DenerveX System in Europe.

Depreciation and Amortization

Depreciation and amortization expenses are recorded in the period in which they are incurred. The Company recognized approximately $6,000 in depreciation expense for the three months ended March 31, 2017 compared to approximately $2,000 for the three months ended March 31, 2016.

For the three months ended March 31, 2016, the Company recognized approximately $142,000 in amortization expense. Amortization expense is a result of amortizing the intangible assets acquired in the Streamline acquisition in March 2015. Amortization expense is included in the total loss from discontinued operations for the three months ended March 31, 2016.

Results of Discontinued Operations

Our discontinued operations generated net losses of approximately $1,000 and $271,000, respectively, for the three months ended March 31, 2017 and 2016.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2016 and 2015. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.   Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our products can generate enough revenue to offset our research and development, general and administrative and sales and marketing expenses. We received approximately $2,618,000 net proceeds in a private placement of common stock in February 2017. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and pursue other fund raising initiatives that will be required in 2017. No assurances can be provided regarding the successful of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2017, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Equity

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

Each share of Series A preferred stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A preferred stock.

Debt

On February 9, 2017, the Company’s $1,150,000 short-term note payable was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of Series A convertible preferred stock, eliminating the Company’s debt obligation. The debt was converted into shares at $1.04 per share, which was the offering price of the Company’s stock in the February private placement. The Series A convertible preferred stock is convertible into shares of common stock at $1.04 per share. Each share of Series A preferred stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A preferred stock.

As consideration for converting the debt, the noteholders’ agreed to receive common stock in lieu of the 200,000 warrants to purchase common stock that were issued in conjunction with the short term loan, see Note 7 of the condensed consolidated financial statements.

As a result, the 200,000 warrants were cancelled, and the Company issued to the noteholders’ an aggregate of 200,000 shares of common stock. The closing price of the Company’s stock on February 9, 2017, the day the shares were issued, was $1.04 per share. The fair value of the common stock issued was approximately $208,000.

Working Capital Surplus (Deficit)

	March 31,	December 31,
	2017	2016
Current Assets	$2,304,000	$1,258,000
Current Liabilities	417,000	1,851,000
Working Capital Surplus (Deficit)	$1,887,000	$(593,000)

Cash Flows

Cash activity for the three months ended March 31, 2017 and 2016 is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(1,455,000)	$(1,056,000)
Cash used in investing activities	(3,000)	(3,000)
Cash (used in) provided by financing activities	2,558,000	(40,000)
Net increase (decrease) in cash and cash equivalents	$1,100,000	$(1,099,000)

As of March 31, 2017, the Company had approximately $1,993,000 of cash on hand.

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

The Company rents commercial office space in Alpharetta, GA. Base annual rent is currently set at $2,849 per month and the lease term ends December 31, 2018.

The Company also currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $2,147 per month, which it believes is at fair market value.

The Company has a consulting agreement with Lifeline Industries Inc., a related party, at a monthly fee of $10,000 through February 9, 2018.

The Company has outstanding material purchase order obligations of approximately $130,000 related to the build of the DenerveX device at March 31, 2017.

The Company has a consulting agreement with a sales manager in Europe to provide sales, marketing, and distribution consulting services at a monthly fee of €11,667 ($12,463) through April 30, 2019.

The Company also has employment agreements with the executive officers that commit the Company to a six month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs almost all of the accounting related functions. In order to achieve proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2017

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffery Wright
Jeffery Wright
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Desciption
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

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