Form 10-Q
period 2017-06-30
Medovex Corp.
filed 2017-08-14
CIK 1591165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
☐ Yes ☒No

As of August 11, 2017, 20,922,634 shares of the registrant’s common stock were outstanding.

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

-ii-

MEDOVEX CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2017 (unaudited)	December 31, 2016
Assets
Current Assets
Cash	$748,928	$892,814
Inventory	55,978	--
Prepaid expenses	136,706	364,822
Short-term receivable	150,000	--
Total Current Assets	1,091,612	1,257,636
Long Term Receivable	--	150,000
Property and Equipment, net of accumulated depreciation	95,159	97,590
Deposits	2,751	2,751
Total Assets	$1,189,522	$1,507,977
Liabilities and Stockholders' Equity
Current Liabilities
Interest payable	$69,222	$69,222
Accounts payable	102,097	225,725
Accrued liabilities	90,000	459,800
Notes payable, current portion	61,131	126,086
Short-term note payable, net of debt discount	--	970,240
Total Current Liabilities	322,450	1,851,073
Long-Term Liabilities
Notes payable, net of current portion	71,681	103,742
Deferred rent	1,179	1,179
Total Long-Term Liabilities	72,860	104,921
Total Liabilities	395,310	1,955,994
Stockholders' Equity (Deficit)
Preferred stock - $.001 par value: 500,000 shares authorized, 12,740 shares issued and outstanding at June 30, 2017 (unaudited), no shares issued and outstanding at December 31, 2016	13	--
Common stock - $.001 par value: 49,500,000 shares authorized, 17,966,591and 14,855,181 shares issued and outstanding at June 30, 2017 (unaudited)and December 31, 2016, respectively	17,967	14,855
Additional paid-in capital	30,611,396	25,898,054
Accumulated deficit	(29,835,164)	(26,360,926)
Total Stockholders' Equity (Deficit)	794,212	(448,017)
Total Liabilities and Stockholders' Equity (Deficit)	$1,189,522	$1,507,977

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Expenses
General and administrative	$1,025,938	$1,100,082	$2,448,416	$2,150,961
Sales and marketing	145,621	40,496	227,758	61,768
Research and development	56,333	233,303	391,774	376,486
Depreciation	6,671	2,046	12,892	4,009
Impairment of goodwill	--	6,455,645	--	6,455,645
Total Operating Expenses	1,234,563	7,831,572	3,080,840	9,048,869

Operating Loss	(1,234,563)	(7,831,572)	(3,080,840)	(9,048,869)

Other Expenses
Interest expense	1,438	--	392,235	344,093
Total Other Expenses	1,438	--	392,235	344,093

Total Loss from Continuing Operations	(1,236,001)	(7,831,572)	(3,473,075)	(9,392,962)

Discontinued Operations
Loss from discontinued operations	--	128,163	1,163	399,060
Impairment loss	--	1,584,048	--	1,584,048
Total Loss from Discontinued Operations	--	(1,712,211)	(1,163)	(1,983,108)

Net Loss	$(1,236,001)	$(9,543,783)	$(3,474,238)	$(11,376,070)
Loss per share – Basic and Diluted:
Continuing Operations	$(0.07)	$(0.60)	$(0.20)	$(0.76)
Discontinued Operations	--	(0.13)	--	(0.16)
Net Loss per share	$(0.07)	$(0.73)	$(0.20)	$(0.92)
Weighted average outstanding shares used to compute basic and diluted net loss per share	17,966,591	13,057,476	17,171,528	12,340,839

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(3,474,238)	$(11,376,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,892	4,137
Amortization of intangible assets	--	189,522
Amortization of debt discount	31,772	246,086
Debt conversion expense	355,985	68,694
Impairment loss	--	1,584,048
Goodwill impairment loss	--	6,455,645
Stock based compensation	500,408	332,639
Straight-line rent adjustment	--	592
Non-cash investor relations fees	--	48,000
Non-cash directors fees	--	10,000
Adjustment of fair value of warrant modification	--	25,720
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	--	33,045
Prepaid expenses	228,116	42,075
Inventory	(55,978)	--
Accounts payable	(123,628)	(96,962)
Interest payable	--	(3,670)
Accrued liabilities	(129,800)	64,116
Net Cash Used in Operating Activities	(2,654,471)	(2,372,383)

Cash Flows from Investing Activities
Expenditures for property and equipment	(10,461)	(5,265)
Net Cash Used in Investing Activities	(10,461)	(5,265)
Cash Flows from Financing Activities
Principal payments under note payable obligations	(97,016)	(80,654)
Proceeds from issuance of preferred and common stock, net of offering costs	1,816,045	969,191
Proceeds from issuance of warrants, net of offering costs	802,017	207,079
Net Cash Provided by Financing Activities	2,521,046	1,095,616
Net (Decrease) in Cash	(143,886)	(1,282,032)
Cash - Beginning of period	892,814	1,570,167
Cash - End of period	$748,928	$288,135
Supplementary Cash Flow Information
Cash paid for interest	$4,476	$5,359
Non-cash investing and financing activities
Financing agreement for insurance policy	$66,895	$--
Conversion of note and accrued interest to common stock	718,079	1,072,513
Conversion of short-term loan to common stock	126,720	--
Issuance of common stock for consideration of cancellation of warrants	208,000	--
Issuance of warrants for conversion of notes	305,201	--
Issuance of common stock for investor relations services	--	48,000
Common stock issued for board fees	240,000	--
Issuance of common stock for preferred stock conversion	931	--
Issuance of common stock warrants for placement agent fees	304,183	--
Repayment of due from stockholder through foregone director fees	--	10,000

See notes to condensed consolidated financial statements

MEDOVEX CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

MedoveX Corp. (the “Company”) was incorporated in Nevada on July 30, 2013 as SpineZ Corp. (“SpineZ”) and changed its name to MedoveX Corp. on March 20, 2014. MedoveX is the parent company of Debride Inc. (“Debride”), which was incorporated under the laws of the State of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and countries that accept CE Mark. The Company is currently seeking approval for the DenerveX System from the FDA in the US.

Note 2 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission ("SEC") that permit reduced disclosure for interim periods.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K.  The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year.

principles of consolidation

These unaudited condensed consolidated financial statements that present the Company’s results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, include Debride and the accounts of the Company as well as its formerly wholly-owned subsidiary, Streamline Inc. (“Streamline”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is effective in the first annual period ending after December 15, 2016. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs, to reduce the complexity of having different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The guidance requires debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for public companies for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the amendments of ASU 2015-03 effective January 1, 2016. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

Note 3 - Inventory

Inventories consist of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
Denervex device	$17,228	$--
Pro-40 generator	38,750	--
Total	$55,978	$--

Note 4 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	June 30, 2017	December 31, 2016
Furniture and fixtures	5 years	$65,987	$65,987
Computers and software	3 years	27,309	19,928
Leasehold improvements	5 years	35,673	32,593
		128,969	118,508
Less accumulated depreciation		(33,810)	(20,918)

Total		$95,159	$97,590

Depreciation expense amounted to $6,671 and $12,892, respectively, for the three and six months ended June 30, 2017. Depreciation and amortization expense, excluding depreciation and amortization from Streamline, amounted to $2,046 and $4,009, respectively, for the three and six months ended June 30, 2016.

Note 5 - Equity Transactions

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

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

During the six months ended June 30, 2017, the Board of Directors authorized the Company to issue options to purchase an aggregate of 189,159 shares of common stock to certain employees. The stock options vest as follows: 25% on date of grant and 25% on each of the next three years after the grant date. The options granted were at the market value of the common stock on the date of the grant.

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

The significant assumptions used to estimate the fair value of the equity awards granted are;

Grant date	February 3	March 28
Fair value of options granted	$0.7992	$0.9114
Expected term (years)	6	6
Risk-free interest rate	2.10%	2.11%
Volatility	82.53%	76.86%
Dividend yield	None	None

For the three and six months ended June 30, 2017, the Company recognized approximately $135,000 and $501,000, respectively, as compensation expense with respect to the stock options. For the three and six months ended June 30, 2016, the Company recognized approximately $262,000 and $333,000, respectively, as compensation expense with respect to the stock options.

Stock Option Activity

As of June 30, 2017, there were 645,569 shares of time-based, non-vested stock options outstanding. As of June 30, 2017, there was approximately $409,000 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 2.03 years.

The following is a summary of stock option activity at June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2016	1,124,900	$2.15	9.0

Granted	189,159	$1.15	9.62
Outstanding at 6/30/2017	1,314,059	$2.01	8.70
Exercisable at 6/30/2017	668,490	$3.95	8.44

Private Placement

On February 9, 2017, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $3,000,000 and up to a maximum of $5,000,000 of units. Each Unit had a purchase price of $100,000 and consisted of (i) 96,154 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.04 per share, and (ii) a warrant to purchase 48,077 shares of common stock. Each warrant has an initial exercise price of $1.50 per share and is exercisable for a period of five (5) years from the date of issuance. Investors had the option to request shares of Series A Preferred stock in lieu of common stock, on a basis of one share of preferred stock for every one hundred shares of common stock.

The offering resulted in gross proceeds of $3,022,000 and resulted in the issuance of an aggregate of 1,631,730 shares of common stock, 12,740 shares of Series A convertible preferred stock and warrants to purchase 1,452,887 shares of common stock. The placement agent collected an aggregate of approximately $350,000 in total fees related to the offering and warrants to purchase an aggregate of 405,577 shares of common stock at a price of $1.50 per share.

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

As consideration for converting the debt, the noteholders’ agreed to receive common stock in lieu of the 200,000 warrants to purchase common stock that were issued in conjunction with the short-term loan, see Note 8.

As a result, the 200,000 warrants were cancelled, and the Company issued to the noteholders’ an aggregate of 200,000 shares of common stock. The closing price of the Company’s stock on February 9, 2017, the day the shares were issued, was $1.04 per share. The fair value of the common stock issued was approximately $208,000.

Preferred Stock Conversion

On March 31, 2017, 4,147 shares of Series A Preferred stock were converted into an aggregate of 414,663 restricted shares of authorized common stock, par value $0.001 per share.

On April 21, 2017, 5,252 shares of Series A Preferred stock were converted into an aggregate of 525,240 restricted shares of authorized common stock, par value $0.001 per share.

Note 6 - Commitments

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Base annual rent is $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $6,300 and $15,700 for the three and six months ended June 30, 2017, respectively. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,500 and $15,000 for the three and six months ended June 30, 2016, respectively.

On July 8, 2015, the Company entered into a 3 year lease agreement for a commercial building which commenced on August 1, 2015. Base rent for the three and six months ended June 30, 2017 was $2,849 per month. Total lease expense for the three and six months ended June 30, 2017 was approximately $8,550 and $17,100, respectively, related to this lease. Total lease expense for the three and six months ended June 30, 2016 was approximately $8,250 and $16,500, respectively, related to this lease.

Future minimum lease payments under this rental agreement are approximately as follows:

For the year ending:

December 31, 2017	$17,600
December 31, 2018	21,000
$38,600

Equipment

The Company entered into a non-cancelable 36 month operating lease agreement for equipment on April 22, 2015. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance. Total lease expense was approximately $700 and $1,400, respectively, for the three and six months ended June 30, 2017 and 2016.

Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ending:

December 31, 2017	$1,400
December 31, 2018	800
$2,200

Purchase Orders

For the three and six months ended June 30, 2017, the Company had approximately $130,000 in outstanding purchase order obligations related to the build of the DenerveX System to Bovie Medical Corporation (“Bovie”).

Consulting Agreements

In January 2017, the consulting agreement with one of the Company’s founding stockholders to provide business development consulting services was modified from $5,000 per month to $10,000 per month and extended through January 2018. The Company paid $30,000 and $55,000, respectively, for the three and six months ended June 30, 2017 under this new arrangement. The Company paid $15,000 and $30,000, respectively, for the three and six months ended June 30, 2016 under the previous arrangement.

Employment Agreements

The Company has Employment Agreements with each of its five executive officers for aggregate compensation amounting to approximately $994,000 per annum, plus customary benefits. These employment agreements, having commenced at separate dates, are for terms of three years which began in October 2013 and end in January 2018.

Generator development agreement

The Company is obligated to reimburse Bovie up to $295,000 for the development of the Pro-40 electrocautery generator. The Company paid approximately $0 and $31,000, respectively, for the three and six months ended June 30, 2017 under this agreement. The Company paid approximately $24,000 for the three and six months ended June 30, 2016 under this agreement.

Note 7 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2016. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $23,000 and carry an annual percentage interest rate of 4.9%.

The Company had paid the yearly premium in full and had no outstanding balance at June 30, 2017 related to the agreement.

Promissory Notes

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The promissory notes, including interest, had outstanding balances of approximately $147,000 and $181,000 at June 30, 2017 and December 31, 2016, respectively.

Expected future payments related to the promissory notes as of June 30, 2017, are approximately as follows:

For the year ending:

December 31, 2017	$34,000
December 31, 2018	68,000
December 31, 2019	45,000
$147,000

The Company paid interest expense related to the promissory notes for the three and six months ended June 30, 2017 in the amount of approximately $2,000 and $3,800, respectively. The Company paid interest expense related to the promissory notes for the three and six months ended June 30, 2016 in the amount of approximately $2,600 and $5,400, respectively. The Company had unpaid accrued interest in the amount of approximately $69,000 at June 30, 2017 and December 31, 2016 related to the promissory notes.

Note 8 – Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2016	3,504,847	$1.85	3.9

Issued	2,411,338	$1.50	4.6
Cancelled	(200,000)	$1.625	--
Outstanding and exercisable at 6/30/2017	5,716,185	$1.89	3.8

As described in Note 5, 200,000 warrants were cancelled and 200,000 shares of common stock were issued to the Noteholders’ as consideration for converting the Company’s short-term debt.

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private Placement	2/8/17	$1.04	$1.50	$0.75	5 years	1.81	104.49

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$--	$--	$--	$--
Operating Expenses
General and administrative	--	64,797	1,163	144,631
Research and development	--	13,318	--	59,418
Depreciation and amortization	--	47,445	--	189,652
Total Operating Expenses	--	125,560	1,163	393,701
Operating Loss	--	(125,560)	(1,163)	(393,701)
Other Expenses
Interest expense	--	2,603	--	5,359
Total Other Expenses	--	2,603	--	5,359
Net Loss	$--	$(128,163)	$(1,163)	$(399,060)

Cash flows from discontinued operations are as follows:
	Six Months Ended June 30,
	2017	2016
Cash Flows used in Operating Activities	$(1,163)	$(418,605)
Cash Flows used in Investing Activities	--	--
Cash Flows used in Financing Activities	--	(30,113)
Net Cash Used in Discontinued Operations	$(1,163)	$(448,718)

No amortization expense was recognized related to the discontinued intangible assets for the three and six months ended June 30, 2017. Amortization expense related to the discontinued intangible assets for the three and six months ended June 30, 2016 was approximately $47,000 and $190,000, respectively.

No depreciation expense was recognized for the three and six months ended June 30, 2017. Depreciation expense amounted to $64 and $128, respectively, for the three and six months ended June 30, 2016.

Note 10 - Income Taxes

For the period from February 1, 2013 (inception) to June 30, 2017, the Company has incurred net losses and, therefore, has no current income tax liability.  The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of June 30, 2017 and December 31, 2016, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at June 30, 2017 or December 31, 2016. The Company has not undergone any tax examinations since inception.

Note 11 - Related-Party Transactions

Royalty Agreement

The Company has a Contribution and Royalty Agreement with Dr. Haufe. The agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. No royalties have been paid or are payable as of June 30, 2017.

Co-Development Agreement

The Company has a Co-Development Agreement with Dr. Andrews. The agreement provides for the Company to pay Dr. Andrews a royalty of 2% of revenues earned from applicable product sales over a period of 5 years. No royalties have been paid or are payable as of June 30, 2017.

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. No general aviation expenses were paid to TAG for the three and six months ended June 30, 2017. General aviation expenses paid to TAG for the three and six months ended June 30, 2016, were approximately $0 and $9,000, respectively

Operating Lease

As described in Note 6, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Rent payments under this arrangement were $1,800 per month through August 31, 2016. Effective September 1, 2016, rent payments under this arrangement increased to $2,147 per month.

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $6,300 and $15,700 for the three and six months ended June 30, 2017, respectively. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,500 and $15,000 for the three and six months ended June 30, 2016, respectively.

Consulting Expense

As described in Note 6, the Company paid $30,000 and $55,000, respectively, for the three and six months ended June 30, 2017 to a founding stockholder for business advisory services. The Company paid $15,000 and $30,000, respectively, for the three and six months ended June 30, 2016.

Note 12 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through June 30, 2017, we have paid approximately $1,769,000 to Devicix, of which approximately $16,000 was included in accounts payable as of June 30, 2017.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice.

The Company incurred expenses of approximately $32,000 and $239,000, respectively, for the three and six months ended June 30, 2017. The Company incurred expenses of approximately $119,000 and $237,000, respectively, for the three and six months ended June 30, 2016.

Denervex Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. As described in Note 6, in November 2014, the Company contracted with Bovie to customize one of their existing electrocautery generators for use with DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX is obtained. The Bovie agreement requires a base $295,000 development fee to customize the unit, plus additional amounts if further customization is necessary beyond predetermined estimates.

The Company paid approximately $0 and $31,000, respectively, for the three and six months ended June 30, 2017 to Bovie. The Company paid approximately $24,000 for the three and six months ended June 30, 2016 to Bovie. Through June 30, 2017, we have paid approximately $420,000 to Bovie.

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. The Company paid approximately $68,000 and $140,000, respectively, to Nortech for the three and six months ended June 30, 2017. The Company paid approximately $83,000 and $112,000, respectively, to Nortech for the three and six months ended June 30, 2016.

Through June 30, 2017, we have incurred expenses of approximately $884,000 to Nortech, of which approximately $39,000 was included in accounts payable as of June 30, 2017.

Note 13– Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $3,475,000 and $11,376,000 for the six months ended June 30, 2017 and 2016, respectively. The Company will continue to incur losses until such time as it can bring a sufficient number of approved products to market and sell them with margins sufficient to offset expenses.

To date, the Company’s sole source of funds has been from the issuance of debt and equity.

As discussed in Note 5, in February 2017, the Company obtained approximately $2,618,000, net of fees, in a private equity financing. The Company will require additional cash in 2017 and is exploring other fundraising options for 2017. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2017, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the development of its technology. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 14 - Subsequent Events

On July 14, 2017, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company sold an aggregate of 2,956,043 shares of common stock and 1,478,022 warrants to purchase common stock. The Offering resulted in $2,657,000 in net proceeds to the Company. The common stock shares were sold at $0.91 per share which was the closing price of the Company's common stock on July 13, 2017, the day prior to the agreement. Each warrant has an exercise price of $1.15 and is exercisable for a period of five years commencing six months from the date of issuance.

Nasdaq continues to monitor the Company’s ongoing compliance with the stockholders’ equity requirement after a deficiency notice was received in August 2016 for non-compliance with listing rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity for continued listing on the Nasdaq capital market. The Company’s stockholders’ equity of $794,212, as reported in this current quarterly report on form 10-Q for the quarter ended June 30, 2017, evidenced non-compliance with the listing rule. However, as reported in the Form 8-K dated August 4, 2017, after receiving net proceeds of approximately $2,657,000 in a private placement of equity, the Company received a letter from the Nasdaq hearings panel which determined to grant the Company’s request for continued listing on The Nasdaq Stock Market subject to the conditions described therein.

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

Overview

MedoveX was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride, which was incorporated under the laws of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and is currently seeking approval from the FDA.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5-phase development plan, culminating in the production of a prototype that could be used for validation purposes. We have recently completed the final stages of the build and test phase of the device, culminating in receiving CE marking to market the product in Europe. We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through June 30, 2017, we have paid approximately $1,769,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through June 30, 2017, we have paid approximately $884,000 to Nortech.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services.  Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through June 30, 2017, we have paid approximately $420,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System.

The Company has completed the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system.

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

Regulatory Approval

The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and countries that accept CE Mark. In the future, the Company will seek marketing clearance from the FDA for commercialization of the DenerveX System in the US.

We will provide a copy of the CE certificate along with other necessary documentation to obtain regulatory approval for commercialization of the DenerveX System throughout certain other countries which may include Columbia, Peru, Argentina, Mexico, Turkey, Israel, New Zealand, Australia and other countries. The documentation required to accompany the CE Mark to obtain regulatory approval in the aforementioned countries may include copies of the ISO 3485 certification, the SGS certificate of approval and a statement of Good Manufacturing Practices (“GMP”).

First Sales of the DenerveX System

Following receipt of the CE mark certificate in June 2017, we have subsequently received the first commercial orders of the DenerveX System from multiple distributors in Europe. We will be reporting revenue for the first sales of the DenerveX System in the Company’s next quarterly report for the three month period ending September 30, 2017.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10K.

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

Research and Development Expenses

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for regulatory, patent, and research and development activities. For the three and six months ended June 30, 2017, the Company incurred approximately $56,000 and $392,000, respectively, in research and development expenses. For the three and six months ended June 30, 2016, the Company incurred approximately $233,000 and $376,000, respectively, in research and development expenses.

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

We anticipate a significant decline in research and development related expenses in the future as we launch the DenerveX System in Europe.

General and Administrative Expenses

For the three and six months ended June 30, 2017, the Company incurred approximately $461,000 and $917,000, respectively, in personnel costs. For the three and six months ended June 30, 2016, the Company incurred approximately $400,000 and $800,000, respectively, in personnel costs.

Professional fees were approximately $359,000 and $802,000, respectively, for the three and six months ended June 30, 2017. Professional fees were approximately $349,000 and $698,000, respectively, for the three and six months ended June 30, 2016.

Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to obtain CE Mark in Europe.

Travel expenses were approximately $66,000 and $102,000, respectively, for the three and six months ended June 30, 2017. Travel expenses were approximately $58,000 and $80,000, respectively, for the three and six months ended June 30, 2016.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Sales and Marketing Expenses

For the three and six months ended June 30, 2017, the Company incurred approximately $146,000 and $228,000, respectively, in sales and marketing expenses. For the three and six months ended June 30, 2016, the Company incurred approximately $40,000 and $62,000, respectively, in sales and marketing expenses. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the pre-launch of the DenerveX System in Europe.

Depreciation and Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $7,000 and $13,000, respectively, in depreciation expense for the three and six months ended June 30, 2017. The Company recognized approximately $2,000 and $4,000, respectively, in depreciation expense for the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2016, the Company recognized approximately $47,000 and $190,000, respectively, in amortization expense. Amortization expense is a result of amortizing the intangible assets acquired in the Streamline acquisition in March 2015. Amortization expense is included in the total loss from discontinued operations for the three and six months ended June 30, 2016.

Results of Continued Operations

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Total operating expenses decreased approximately $6,597,000, or 84%, to approximately $1,235,000 for the three months ended June 30, 2017, as compared to approximately $7,832,000 for the three months ended June 30, 2016. The significant decrease is the result of the goodwill impairment loss of approximately $6,456,000 that was recognized in June 2016 with the write-down of the Streamline related intangible assets. Impairment charges aside, total operating expenses would have approximated $1,376,000 for the three months ended June 30, 2016, resulting in a decrease of approximately $141,000, or 10%, for the three months ended June 30, 2017.

Total operating expenses decreased approximately $5,968,000, or 66%, to approximately $3,081,000 for the six months ended June 30, 2017, as compared to approximately $9,049,000 for the six months ended June 30, 2016. The significant decrease is the result of the goodwill impairment loss of approximately $6,456,000 that was recognized in June 2016 with the write-down of the Streamline related intangible assets. Impairment charges aside, total operating expenses would have approximated $2,593,000 for the six months ended June 30, 2016, resulting in an increase of approximately $488,000, or 19%, for the six months ended June 30, 2017.

Without the impairment charges, the increase in expenses during the six month period ending June 30, 2017 over the prior year for the same period is primarily the result of additional sales and marketing and investor relations expenses incurred to pay consultants to help promote market awareness of the Company’s common stock. Additionally, the increase is attributable to additional research and development as well as regulatory costs incurred as we entered into the final stages of the development and verification of the DenerveX System and applied for CE Mark certification. We continued to incur similar costs associated with being a public entity.

Results of Discontinued Operations

Our discontinued operations generated net losses of approximately $1,000 and $399,000, respectively, for the six months ended June 30, 2017 and 2016.

Funding Requirements

We anticipate our cash expenditures will remain consistent as we continue to operate as a publicly traded entity and as we move forward with the recent commercialization of the DenerveX System onto clinical trial studies. We expect future cash flow expenditures to increase as we incur more selling expenses related to the DenerveX System. We also expect future cash flow expenditures to increase if the FDA requires a de novo regulatory path, instead of a 510(k) approval.

Our available cash is insufficient to satisfy our long-term operating requirements, we will need to seek additional sources of funds from the sale of equity or debt securities or through a credit facility, or we will need to modify our current business plan. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all.

The sale of additional equity or convertible debt securities would result in dilution to our current stockholders.

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2016 and 2015. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.  Since our inception, we have incurred losses and anticipate that we will continue to incur losses until such time as our products can generate enough revenue to offset our operating expenses. We received approximately $2,618,000 of net proceeds in a private placement of common stock in February 2017. We also received approximately $2,657,000 of net proceeds from another private placement of common stock in July 2017. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and pursue other fund raising initiatives that will be required in 2017. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2017, it could be required to undertake initiatives to conserve its capital resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 14, 2017, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company sold an aggregate of 2,956,043 shares of common stock and 1,478,022 warrants to purchase common stock. The Offering resulted in $2,657,000 in net proceeds to the Company. The common stock shares were sold at $0.91 per share which was the closing price of the Company's common stock on July 13, 2017, the day prior to the agreement. Each warrant has an exercise price of $1.15 and is exercisable for a period of five years commencing six months from the date of issuance.

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

Working Capital Surplus (Deficit)	June 30,	December 31,
	2017	2016
Current Assets	$1,092,000	$1,258,000
Current Liabilities	322,000	1,851,000
Working Capital Surplus (Deficit)	$770,000	$(593,000)

Cash Flows

Cash activity for the six months ended June 30, 2017 and 2016 is summarized as follows:

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(2,655,000)	$(2,373,000)
Cash used in investing activities	(10,000)	(5,000)
Cash provided by financing activities	2,521,000	1,096,000
Net (decrease) in cash and cash equivalents	$(144,000)	$(1,282,000)

As of June 30, 2017, the Company had approximately $749,000 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company has long term contractual obligations for the two promissory notes issued to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund. Both of the Notes from the Bank of North Dakota New Venture Capital Program and North Dakota Development were assumed in conjunction with the consummation of the Streamline acquisition on March 25, 2015, and require combined monthly principal and interest payments of $5,661 into the third quarter of 2019.

The Company rents commercial office space in Alpharetta, GA. Base annual rent is currently set at $2,849 per month and the lease term ends July 31, 2018.

The Company also currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $2,147 per month, which it believes is at fair market value.

The Company has a consulting agreement with Lifeline Industries Inc., a related party, at a monthly fee of $10,000 through February 9, 2018.

The Company has outstanding material purchase order obligations of approximately $130,000 related to the build of the DenerveX device at June 30, 2017.

The Company has a consulting agreement with a sales manager in Europe to provide sales, marketing, and distribution consulting services at a monthly fee of €11,667 through April 30, 2019.

The Company also has employment agreements with the executive officers that commit the Company to a six month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. Specifically, our Chief Financial Officer currently performs almost all of the accounting related functions. In order to achieve proper segregation of accounting related duties, another person will have to be hired and duties allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2017

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