Form 10-Q
period 2017-09-30
Medovex Corp.
filed 2017-11-20
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

MEDOVEX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

3060 Royal Boulevard S Ste 150
Alpharetta, Georgia	30022
(Address of Principal Executive Offices)	(Zip Code)

(844) 633-6839
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)	Emerging growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of November 14, 2017, 21,113,023 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$1,930,780	$892,814
Accounts receivable	94,779	—
Other receivables	23,369	—
Inventory	164,867	—
Prepaid expenses	140,406	364,822
Short-term receivable	150,000	—
Total Current Assets	2,504,201	1,257,636
Long Term Receivable	—	150,000
Property and Equipment, net of accumulated depreciation	92,398	97,590
Deposits	2,751	2,751
Total Assets	$2,599,350	$1,507,977
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Interest payable	$69,222	$69,222
Accounts payable	268,831	225,725
Accounts payable to related parties	671	—
Accrued liabilities	135,000	459,800
Notes payable, current portion	62,147	126,086
Short-term note payable, net of debt discount	—	970,240
Total Current Liabilities	535,871	1,851,073
Long-Term Liabilities
Notes payable, net of current portion	55,336	103,742
Deferred rent	983	1,179
Total Long-Term Liabilities	56,319	104,921
Total Liabilities	592,190	1,955,994
Stockholders’ Equity (Deficit)
Preferred stock - $.001 par value: 500,000 shares authorized, 12,740 shares issued and outstanding at September 30, 2017 (unaudited), no shares issued and outstanding at December 31, 2016	13	—
Common stock - $.001 par value: 49,500,000 shares authorized, 20,922,634 and 14,855,181 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	20,923	14,855
Additional paid-in capital	33,188,741	25,898,054
Accumulated deficit	(31,202,517)	(26,360,926)
Total Stockholders’ Equity (Deficit)	2,007,160	(448,017)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,599,350	$1,507,977

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$117,277	$—	$117,277	$—
Cost of Goods Sold	(96,683)	—	(96,683)	—
Gross Profit	20,594	—	20,594	—

Operating Expenses
General and administrative	1,092,084	1,230,833	3,540,500	3,384,322
Sales and marketing	216,950	107,001	444,708	166,240
Research and development	70,151	395,752	461,924	772,238
Depreciation	7,109	2,033	20,000	6,042
Impairment of goodwill	—	—	—	6,455,645
Total Operating Expenses	1,386,294	1,735,619	4,467,132	10,784,487

Operating Loss	(1,365,700)	(1,735,619)	(4,446,538)	(10,784,487)

Other Expenses
Interest expense	1,654	15,887	393,890	359,981
Total Other Expenses	1,654	15,887	393,890	359,981

Total Loss from Continuing Operations	(1,367,354)	(1,751,506)	(4,840,428)	(11,144,468)

Discontinued Operations
Loss from discontinued operations	—	57,023	1,163	456,083
Impairment loss	—	—	—	1,584,048
Total Loss from Discontinued Operations	—	(57,023)	(1,163)	(2,040,131)

Net Loss	$(1,367,354)	$(1,808,529)	$(4,841,591)	$(13,184,599)
Loss per share – Basic and Diluted:
Continuing Operations	$(0.07)	$(0.13)	$(0.26)	$(0.87)
Discontinued Operations	—	—	—	(0.16)
Net Loss per share	$(0.07)	$(0.13)	$(0.26)	$(1.03)

Weighted average outstanding shares used to compute basic and diluted net loss per share	20,504,932	13,847,346	18,332,398	12,843,008

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2017

	Common Stock		Preferred Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance – December 31, 2016	14,855,181	$14,855	—	$—	$25,898,054	$(26,360,926)	$(448,017)
Issuance of common stock in exchange for BOD fees in January 2017	173,912	174	—	—	239,826	—	240,000
Issuance of common stock pursuant to a private placement complete in February 2017	1,631,730	1,632	—	—	794,602	—	796,234
Issuance of preferred stock pursuant to a private placement completed in February 2017	—	—	12,740	13	1,019,798	—	1,019,811
Issuance of warrants pursuant to a private placement completed in February 2017	—	—	—	—	802,014	—	802,014
Issuance of common stock pursuant to the conversion of a short term note in February 2017	165,865	166	—	—	126,554	—	126,720
Issuance of preferred stock pursuant to the conversion of a short term note in February 2017	—	—	9,399	9	718,070	—	718,079
Issuance of warrants pursuant to the conversion of a short term note in February 2017	—	—	—	—	305,201	—	305,201
Issuance of common stock pursuant to warrant cancellations in February 2017	200,000	200	—	—	207,800	—	208,000
Issuance of common stock pursuant to preferred stock conversion in March 2017	414,663	415	(4,147)	(4)	(411)	—	—
Issuance of common stock pursuant to preferred stock conversion in April 2017	525,240	525	(5,252)	(5)	(520)	—	—
Issuance of common stock pursuant to a private placement completed in July 2017	2,956,043	2,956	—	—	2,019,670	—	2,022,626
Issuance of warrants pursuant to a private placement completed in July 2017	—	—	—	—	446,561	—	446,561
Stock based compensation	—	—	—	—	611,522	—	611,522
Net loss	—	—	—	—	—	(4,841,591)	(4,841,591)
Balance – September 30, 2017	20,922,634	$20,923	12,740	$13	$33,188,741	$(31,202,517)	$2,007,160

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(4,841,591)	$(13,184,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,000	6,171
Amortization of intangible assets	—	189,522
Amortization of debt discount	31,772	261,973
Debt conversion expense	355,985	68,694
Impairment loss	—	1,584,048
Goodwill impairment loss	—	6,455,645
Stock based compensation	611,522	562,209
Straight-line rent adjustment	(196)	688
Non-cash consulting services	—	249,300
Non-cash directors fees	—	15,000
Adjustment of fair value of warrant modification	—	25,720
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(94,779)	33,045
Other receivables	(23,369)	—
Prepaid expenses	224,416	(368,165)
Inventory	(164,867)	—
Accounts payable	43,106	(80,152)
Accounts payable to related parties	671	—
Interest payable	—	(2,061)
Accrued liabilities	(84,800)	173,427
Net Cash Used in Operating Activities	(3,922,130)	(4,009,535)

Cash Flows from Investing Activities
Expenditures for property and equipment	(14,808)	(6,221)
Net Cash Used in Investing Activities	(14,808)	(6,221)
Cash Flows from Financing Activities
Principal payments under note payable obligations	(112,342)	(111,530)
Proceeds from issuance of common and preferred stock, net of offering costs	3,838,671	1,934,622
Proceeds from issuance of warrants, net of offering costs	1,248,575	541,648
Proceeds from issuance of short term loan	—	995,000
Net Cash Provided by Financing Activities	4,974,904	3,359,740
Net Increase/(Decrease) in Cash	1,037,966	(656,016)
Cash - Beginning of period	892,814	1,570,167
Cash - End of period	$1,930,780	$914,151
Supplementary Cash Flow Information
Cash paid for interest	$6,130	$6,168
Non-cash investing and financing activities
Financing agreement for insurance policy	$66,895	$—
Conversion of note and accrued interest to common stock	718,079	1,072,513
Conversion of short-term loan to common stock	126,720	—
Issuance of warrants for conversion of notes	305,201	—
Issuance of common stock for consulting services	—	249,300
Common stock issued for board fees	240,000	—
Issuance of common stock for preferred stock conversion	931	—
Issuance of common stock warrants for placement agent fees	304,183	—
Repayment of due from stockholder through foregone director fees	—	15,000
Issuance of common stock for consideration of cancellation of warrants	208,000	—

See notes to condensed consolidated financial statements

MEDOVEX CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

MedoveX Corp. (the “Company” or “MedoveX”) was incorporated in Nevada on July 30, 2013 as SpineZ Corp. (“SpineZ”) and changed its name to MedoveX Corp. on March 20, 2014. MedoveX is the parent company of Debride Inc. (“Debride”), which was incorporated under the laws of the State of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company plans to seek approval for the DenerveX System from the Food & Drug Administration (“FDA”) in the United States.

Note 2 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year.

principles of consolidation

These unaudited condensed consolidated financial statements that present the Company’s results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, include Debride and the accounts of the Company as well as its formerly wholly-owned subsidiary, Streamline Inc. (“Streamline”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued, both effective and not yet effective.

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. We have decided to adopt the guidance of Topic 606 now, commensurate with our first reported revenues from our primary product, so we will not have to make any changes in our revenue recognition process going forward.

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

Note 3 – Accounts Receivable

Accounts receivable primarily represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.

Note 4 – Other Receivables

Other receivables include input and importation value added tax (VAT) paid by the Company for conducting business in the European Union (“EU”) and for importing goods from outside the EU.

Note 5 - Inventory

Inventories consist of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016
Split Return Electrodes	$334	$—
Denervex device	29,533	—
Pro-40 generator	135,000	—
Total	$164,867	$—

Note 6 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	September 30, 2017	December 31, 2016
Furniture and fixtures	5 years	$67,777	$65,987
Computers and software	3 years	29,866	19,928
Leasehold improvements	5 years	35,673	32,593
		133,316	118,508
Less accumulated depreciation		(40,918)	(20,918)

Total		$92,398	$97,590

Depreciation expense amounted to $7,109 and $20,000, respectively, for the three and nine months ended September 30, 2017. Depreciation and amortization expense, excluding depreciation and amortization from Streamline, amounted to $2,033 and $6,042, respectively, for the three and nine months ended September 30, 2016.

Note 7 - Equity Transactions

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

In August 2017, the Board authorized the issuance of shares of common stock to all Board members, both current and former, in an amount equivalent to $135,000, representing their accrued but unpaid directors’ fees as of September 30, 2017. In October 2017, the Company issued an aggregate of 115,389 shares at $1.17 per share, which was the average closing price of the Company’s stock through September 30, 2017, to fulfill this obligation. The closing price of the Company’s stock on October 30, 2017, the day the shares were issued, was $1.09 per share. See Note 17.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

During the nine months ended September 30, 2017, the Board of Directors authorized the Company to issue options to purchase an aggregate of 189,159 shares of common stock to certain employees. The stock options vest as follows: 25% on date of grant and 25% on each of the next three years after the grant date. The options granted were at the market value of the common stock on the date of the grant.

We utilize the Black-Scholes valuation method to recognize compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding.

We use a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies in an early stage of development. No dividend payouts were assumed as we have not historically paid, and do not anticipate paying, dividends in the foreseeable future. The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected term of the options.

The significant assumptions used to estimate the fair value of the equity awards granted are:

Grant date	February 3	March 28
Fair value of options granted	$0.7992	$0.9114
Expected term (years)	6	6
Risk-free interest rate	2.10%	2.11%
Volatility	82.53%	76.86%
Dividend yield	None	None

For the three and nine months ended September 30, 2017, the Company recognized approximately $111,000 and $612,000, respectively, as compensation expense with respect to stock options. For the three and nine months ended September 30, 2016, the Company recognized approximately $230,000 and $562,000, respectively, as compensation expense with respect to stock options.

Stock Option Activity

As of September 30, 2017, there were 374,319 shares of time-based, non-vested stock options outstanding. As of September 30, 2017, there was approximately $298,000 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 1.84 years.

The following is a summary of stock option activity at September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2016	1,124,900	$2.15	9.0

Granted	189,159	$1.15	9.37
Outstanding at 9/30/2017	1,314,059	$2.01	8.45
Exercisable at 9/30/2017	939,740	$2.09	8.37

Private Placement

On February 9, 2017, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement a minimum of $3,000,000 and up to a maximum of $5,000,000 of units. Each Unit had a purchase price of $100,000 and consisted of (i) 96,154 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $1.04 per share, and (ii) a warrant to purchase 48,077 shares of common stock. Each warrant has an initial exercise price of $1.50 per share and is exercisable for a period of five (5) years from the date of issuance. Investors had the option to request shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in lieu of common stock, on a basis of one share of preferred stock for every one hundred shares of common stock.

The offering resulted in gross proceeds of $3,022,000 and resulted in the issuance of an aggregate of 1,631,730 shares of common stock, 12,740 shares of Series A Preferred Stock and warrants to purchase 2,005,761 shares of common stock. The placement agent collected an aggregate of approximately $350,000 in total fees related to the offering and warrants to purchase an aggregate of 405,577 shares of common stock at a price of $1.50 per share.

Each share of Series A Preferred Stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A Preferred Stock.

On July 14, 2017, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company sold an aggregate of 2,956,043 shares of common stock and 1,478,022 warrants to purchase common stock. The Offering resulted in $2,469,000 in net proceeds to the Company. The common stock shares were sold at $0.91 per share which was the closing price of the Company’s common stock on July 13, 2017, the day prior to the agreement. Each warrant has an exercise price of $1.15 and is exercisable for a period of five years commencing six months from the date of issuance.

Debt Conversion

On February 9, 2017, the Company’s $1,150,000 short-term note payable was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of Series A Preferred Stock, eliminating the Company’s debt obligation. The debt was converted into shares at $1.04 per share, which was the offering price of the Company’s stock in the February private placement. Each share of Series A Preferred Stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A Preferred Stock.

As consideration for converting the debt, the noteholders’ agreed to receive common stock in lieu of the 200,000 warrants to purchase common stock that were issued in conjunction with the short-term loan. See Note 10.

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

Note 8 - Commitments

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Base annual rent is $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $9,500 and $25,000 for the three and nine months ended September 30, 2017, respectively. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,000 and $21,000 for the three and nine months ended September 30, 2016, respectively.

On July 8, 2015, the Company entered into a 3-year lease agreement for a commercial building which commenced on August 1, 2015. Base rent for the three and nine months ended September 30, 2017 was $2,849 per month. Total lease expense for the three and nine months ended September 30, 2017 was approximately $8,600 and $26,000, respectively, related to this lease. Total lease expense for the three and nine months ended September 30, 2016 was approximately $8,300 and $25,000, respectively, related to this lease.

Future minimum lease payments under this rental agreement are approximately as follows:

For the year ending:

December 31, 2017	$8,900
December 31, 2018	21,000
$29,900

Equipment

The Company entered into a non-cancelable 36-month operating lease agreement for equipment on April 22, 2015. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance. Total lease expense was approximately $900 and $2,900, respectively, for the three and nine months ended September 30, 2017. Total lease expense was approximately $900 and $2,500, respectively, for the three and nine months ended September 30, 2016.

Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ending:

December 31, 2017	$700
December 31, 2018	800
$1,500

Consulting Agreements

In January 2017, the consulting agreement with one of the Company’s founding stockholders to provide business development consulting services was modified from $5,000 per month to $10,000 per month and extended through January 2018. The Company paid $30,000 and $85,000, respectively, for the three and nine months ended September 30, 2017 under this new arrangement. The Company paid $15,000 and $40,000, respectively, for the three and nine months ended September 30, 2016 under the previous arrangement.

On August 23, 2017, the Company retained a consulting firm to provide advisory services specific on matters with respect to potential mergers and acquisitions over a nine-month period at a fee of $75,000. The fee is payable in quarterly installments of $25,000 beginning at the start of the advisory period and every three months thereafter. The engagement terminates on May 10, 2018. No amounts were due or paid at September 30, 2017 per the terms of the agreement.

In July 2017, the Company modified the consulting agreement with the sales, marketing, and distribution consultant in Latin America. The agreement to provide consulting services was modified from $5,000 per month to $7,000 per month and extended through December 31, 2017. The Company paid $21,000 and $45,000, respectively, for the three and nine months ended September 30, 2017.

The Company has consulting agreements with three sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €27,500 per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 30, 2019. The Company paid approximately $58,000 and $131,000, respectively, for the three and nine months ended September 30, 2017. The Company paid approximately $25,000 and $46,000, respectively, for the three and nine months ended September 30, 2016.

Employment Agreements

The Company has Employment Agreements with each of its six executive officers for aggregate compensation amounting to approximately $1,064,000 per annum, plus customary benefits. These employment agreements, having commenced at separate dates, are for terms of three years which began in October 2013 and end in January 2018.

Generator development agreement

The Company is obligated to reimburse Bovie up to $295,000 for the development of the Pro-40 electrocautery generator. The Company paid approximately $3,000 and $33,000, respectively, for the three and nine months ended September 30, 2017 under this agreement. The Company paid approximately $1,000 and $24,000, respectively, for the three and nine months ended September 30, 2016 under this agreement. Through September 30, 2017, we have paid approximately $422,000 to Bovie related to this agreement.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they shall manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €2,900 for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900, based off volume of shipments, for logistics, warehousing and customer support services. Total expenses paid for the distribution center and logistics agreement was approximately $37,900 and $37,900, respectively, for the three and nine months ended September 30, 2017.

Note 9 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2016. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $23,000 and carry an annual percentage interest rate of 4.9%.

The Company had paid the yearly premium in full and had no outstanding balance at September 30, 2017 related to the agreement.

Promissory Notes

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Payments on both notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both notes have a maturity date of August 1, 2019. The promissory notes, including interest, had outstanding balances of approximately $130,000 and $181,000 at September 30, 2017 and December 31, 2016, respectively.

Expected future payments related to the promissory notes as of September 30, 2017, are approximately as follows:

For the year ending:

December 31, 2017	$17,000
December 31, 2018	68,000
December 31, 2019	45,000
$130,000

The Company paid interest expense related to the promissory notes for the three and nine months ended September 30, 2017 in the amount of approximately $1,700 and $5,500, respectively. The Company paid interest expense related to the promissory notes for the three and nine months ended September 30, 2016 in the amount of approximately $800 and $6,100, respectively. The Company had unpaid accrued interest in the amount of approximately $69,000 at September 30, 2017 and December 31, 2016 related to the promissory notes.

Note 10 – Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 2 since all the significant inputs are observable and quoted prices were available for the four comparative companies in an active market.

A summary of the Company’s warrant issuance activity and related information for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2016	3,504,847	$2.14	3.24

Issued	3,889,368	$1.37	4.48
Cancelled	(200,000)	$1.625	—
Outstanding and exercisable at 9/30/2017	$7,194,215	$1.74	3.61

As described in Note 7, 200,000 warrants were cancelled and 200,000 shares of common stock were issued to the Noteholders’ as consideration for converting the Company’s short-term debt.

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued at September 30, 2017 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private Placement	2/8/17	$1.04	$1.50	$0.75	5 years	1.81	104.49
Private Placement	7/14/17	$0.91	$1.15	$0.36	5 years	1.87	51.79

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

Note 11 – Revenue

The Company’s first sale of the DenerveX System occurred in July 2017. The Company recorded revenue for the three and nine months ended September 30, 2017 of $117,277.

The Company sells the DenerveX System through a combination of direct sales and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is reasonably assured.

Revenue recognition occurs at the time product is shipped to customers from the third-party distribution warehouse located in Berlin, Germany. Our stocking distributors, who sell the products to their customers or sub-distributors, contractually take title to the products and assume all risks of ownership at the time of shipment. Our stocking distributors are obligated to pay us the contractually agreed upon invoice price within specified terms regardless of when, if ever, they sell the products. Our direct customers do not have any contractual rights of return or exchange other than for defective product or shipping error.

Note 12 – Discontinued operations

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

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	—	54,606	1,163	199,237
Research and development	—	—	—	59,418
Depreciation and amortization	—	—	—	189,652
Impairment loss	—	—	—	1,584,048
Total Operating Expenses	—	54,606	1,163	2,032,355
Operating Loss	—	(54,606)	(1,163)	(2,032,355)
Other Expenses
Interest expense	—	2,417	—	7,776
Total Other Expenses	—	2,417	—	7,776
Net Loss	$—	$(57,023)	$(1,163)	$(2,040,131)

Cash flows from discontinued operations are as follows:

	Nine Months Ended September 30,
	2017	2016
Cash Flows used in Operating Activities	$(1,163)	$(425,011)
Cash Flows used in Investing Activities	—	—
Cash Flows used in Financing Activities	—	(39,630)
Net Cash Used in Discontinued Operations	$(1,163)	$(464,641)

No amortization expense was recognized related to the discontinued intangible assets for the three and nine months ended September 30, 2017. Amortization expense related to the discontinued intangible assets for the three and nine months ended September 30, 2016 was approximately $0 and $190,000, respectively.

No depreciation expense was recognized for the three and nine months ended September 30, 2017. Depreciation expense amounted to $21 and $129, respectively, for the three and nine months ended September 30, 2016.

Note 13 - Income Taxes

For the period from February 1, 2013 (inception) to September 30, 2017, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of September 30, 2017 and December 31, 2016, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at September 30, 2017 or December 31, 2016. The Company has not undergone any tax examinations since inception.

Note 14 - Related-Party Transactions

Royalty Agreement

The Company has a Contribution and Royalty Agreement with Dr. Haufe. The agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues received by the Company from sales of all products derived from the use of the DenerveX technology. No royalties have been paid as of September 30, 2017. Approximately $225 is payable to Dr. Haufe as of September 30, 2017.

Co-Development Agreement

The Company entered into a Co-Development Agreement with Dr. Andrews in September 2013. The agreement provides for the Company to pay Dr. Andrews a royalty of 2% of the Company’s net sales earned from applicable product sales for at least 5 years from the effective date of the agreement. No royalties have been paid as of September 30, 2017. Approximately $446 is payable to Dr. Andrews as of September 30, 2017.

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. No general aviation expenses were paid to TAG for the three and nine months ended September 30, 2017. General aviation expenses paid to TAG for the three and nine months ended September 30, 2016, were approximately $9,500 and $18,500, respectively

Operating Lease

As described in Note 8, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Rent payments under this arrangement were $1,800 per month through August 31, 2016. Effective September 1, 2016, rent payments under this arrangement increased to $2,147 per month.

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $9,500 and $25,000 for the three and nine months ended September 30, 2017, respectively. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $7,300 and $22,000 for the three and nine months ended September 30, 2016, respectively.

Consulting Expense

As described in Note 8, the Company paid $30,000 and $85,000, respectively, for the three and nine months ended September 30, 2017 to a founding stockholder for business advisory services. The Company paid $15,000 and $40,000, respectively, for the three and nine months ended September 30, 2016.

Note 15 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through September 30, 2017, we have paid approximately $1,820,000 to Devicix, of which approximately $12,000 was included in accounts payable as of September 30, 2017.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice.

The Company incurred expenses of approximately $34,000 and $273,000, respectively, for the three and nine months ended September 30, 2017. The Company incurred expenses of approximately $103,000 and $340,000, respectively, for the three and nine months ended September 30, 2016.

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

The Company paid approximately $3,000 and $33,000, respectively, for the three and nine months ended September 30, 2017 to Bovie. The Company paid approximately $1,000 and $24,000, respectively, for the three and nine months ended September 30, 2016 to Bovie.

Through September 30, 2017, we have paid approximately $422,000 to Bovie related to this agreement.

Nortech Manufacturing Agreement

In November 2014, the Company selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. The Company paid approximately $7,400 and $147,000, respectively, to Nortech for the three and nine months ended September 30, 2017. The Company paid approximately $250,000 and $362,000, respectively, to Nortech for the three and nine months ended September 30, 2016.

Through September 30, 2017, we have incurred expenses of approximately $891,000 to Nortech, of which approximately $41,000 was included in accounts payable as of September 30, 2017.

Note 16– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $4,842,000 and $13,185,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company will continue to incur losses until it can sell a sufficient enough volume of the DenerveX System with margins sufficient to offset expenses.

To date, the Company’s primary source of funds has been from the issuance of debt and equity.

As discussed in Note 7, in February and July 2017, the Company obtained approximately $2,618,000 and $2,469,000, respectively, net of fees, in private equity financings. The Company will require additional cash in 2017 and is exploring other fundraising options for 2017. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2017, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the launch of its product outside the United States and seeking FDA approval to sell its product in the United States. Delaying or suspending these initiatives would raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 17 - Subsequent Events

As discussed in Note 7, the Board authorized the issuance of shares of common stock to all Board members, both current and former, in an amount equivalent to $135,000, representing their accrued but unpaid directors’ fees as of September 30, 2017. In October 2017, the Company issued an aggregate of 115,389 shares at $1.17 per share, which was the average closing price of the Company’s stock this year through September 30, 2017, to fulfill this obligation. The closing price of the Company’s stock on October 30, 2017, the day the shares were issued, was $1.09 per share.

In August 2017, the Board authorized the issuance of an aggregate of 300,000 shares of common stock to be issued to a certain member of the board of directors and a certain consultant in recognition of services performed for the Company. The common stock is to be issued as follows: 25% on the date of grant, 25% in 1 year, and the remaining 50% to be issued 2 years from the date of grant. The common stock issuance was subject to shareholder approval to increase the amount of common stock shares in the Company’s 2013 Stock Option Incentive Plan. The Company held its annual meeting of shareholders on October 18, 2017 whereby the authorization to increase the number of shares of common stock in the Plan was approved. In October 2017, the Company issued an aggregate of 75,000 shares at $1.08 per share. The closing price of the Company’s stock on October 30, 2017, the day the shares were issued, was $1.09 per share. The fair value of the common stock issued was approximately $81,750.

In August 2016, the Company received a letter from Nasdaq Markets for non-compliance with their listing rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Minimum”). In February 2017, the Company completed a private offering which resulted in stockholders’ equity in excess of the Minimum; however, in its March 31, 2017 Form 10-Q, the Company again reported less than $2,500,000 in stockholders’ equity. In May 2017, the Company received another letter from Nasdaq notifying the Company of non-compliance and its intent to delist MedoveX stock from trading on its exchange. The Company appealed this decision. The Nasdaq Appeals Panel gave the Company until November 13, 2017, to report a shareholders’ equity number of sufficient amount to not only meet the Minimum, but large enough to ensure the Company would not go below the threshold again in the coming year based on projected expenses.

At September 30, 2017, the Company’s stockholder equity was less than the Minimum. The Company was unable to secure investment at reasonable terms and at an amount sufficient to satisfy the conditions set by the Nasdaq Appeals Panel by their deadline of November 13, 2017. On November 14, 2017, the Company received notice from Nasdaq that the Company stock would no longer trade on its exchange after November 15, 2017. The Company applied to OTC Markets to trade on its OTCQB exchange, and the Company’s stock began trading on that exchange on November 16, 2017.

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

Overview

MedoveX was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride, which was incorporated under the laws of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company is currently seeking approval for the DenerveX System from the FDA in the US.

DenerveX

The DenerveX® System consists of the DenerveX Kit and the DenerveX Power Pro-40 generator. We believe that the DenerveX System can be developed in the future to encompass a number of medical applications in addition to the current application for facet joint syndrome, including pain relief.

The Company acquired the DenerveX patent on January 31, 2013 from Scott Haufe, M.D. (“Dr. Haufe”), a director of the Company, in exchange for 750,108 shares of common stock in the Company and a 1% royalty on all sales of any product sold based on the patent.

In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D. (“Dr. Andrews”), a director of the Company, whereby Dr. Andrews committed to further evaluate the DenerveX System and to seek to make modifications and improvements to such technology. In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of the DenerveX net sales during the five (5) year term of the Co-Development Agreement. Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of DenerveX net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained. Such one (1%) percent royalty shall continue during the effectiveness of such patent. Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the DenerveX to the Company subject to the royalty rights described above.

We are marketing the product as a disposable, single-use kit which includes all components of the DenerveX device product. In addition to the DenerveX device itself, we have developed a dedicated Electro Surgical Generator, the DenerveX Pro-40, to power the DenerveX device.

The generator is provided to customers agreeing to purchase the DenerveX device, and cannot be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5-phase development plan, culminating in the production ready prototype that could be used for validation purposes. We have recently completed the final stages of the build and test phase of the device, culminating in receiving CE marking to market the product in Europe. The DenerveX Kit and Pro-40 generator is now in commercial production. We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through September 30, 2017, we have paid approximately $1,820,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through September 30, 2017, we have paid approximately $891,000 to Nortech. We are now in commercial production.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through September 30, 2017, we have paid approximately $422,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. We are also in production manufacturing on the generator.

The Company has completed the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system.

Additionally, the company has tested the DenerveX System in an extensive living tissue model under very strict Good Laboratory Practice Standards to measure, verify, and establish its effectiveness for performance as a system. Other testing will include device sterilization, shelf life verification and shipping and performance testing to very specific standards.

The DenerveX System (the DenerveX Device and the DenerveX Pro-40 generator) was successfully tested as a system by SGS, a world leader in safety performance testing, and received certification of compliance in January 2017. SGS, a highly respected testing and verification firm, tested the DenerveX System using an extensive set of testing standards.

Regulatory Approval

The Company received CE marking in June 2017 for the DenerveX System. It can now be sold throughout the European Union and countries that accept CE Mark. In the future, the Company will seek marketing clearance from the FDA for commercialization of the DenerveX System in the US.

Aside from the European Union, we may seek regulatory approval for commercialization of the DenerveX System from Columbia, Peru, Argentina, Mexico, Turkey, Israel, New Zealand, Australia and other countries. The documentation required to accompany the CE Mark to obtain regulatory approval in the aforementioned countries may include copies of the ISO 13485 certification, the SGS certificate of approval and a statement of Good Manufacturing Practices (“GMP”).

First Sales of the DenerveX System

Following receipt of the CE mark certificate in June 2017, we subsequently received the first commercial orders of the DenerveX System from multiple distributors in Europe and performed the DenerveX procedure on patients clinically.

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

Revenue; Cost of Revenue and Gross Profit

The Company’s first sale of the DenerveX System occurred in July 2017. We recorded revenue for the three and nine months ended September 30, 2017 of $117,277.

The Company sells the DenerveX System through a combination of direct sales and independent distributors in international markets. The Company recognizes revenue at the time product is shipped to customers from the third-party distribution warehouse in Berlin, Germany. We believe this action satisfies the performance obligation as outlined in new revenue recognition standards.

The DenerveX Device is manufactured by Nortech in Minneapolis, MN and subsequently shipped to the third-party warehouse in packages of five units per one package. Our independent distributors then order the DenerveX Devices as single units at specified prices as outlined in their distribution agreements. The international distribution agreements also specify the pricing for which the independent distributor is to sell the DenerveX Device to their end-user customers.

The Pro-40 Generator is manufactured in Bulgaria and shipped to the third-party warehouse as single units. The generators are typically provided for use to customers at no cost, however, demo units can be purchased by customers for which the Company records in revenue.

Our independent distribution customers place initial purchase orders for minimum stocking quantities of both the DenerveX Devices and Pro-40 Generators as agreed upon per their signed international distribution agreements. Subsequent stocking orders are required to be placed initially at specified dates and quantities based upon projected end-user sales volumes. Stocking orders thereafter are required to be placed quarterly based off actual end-user sales volumes.

Cost of sales as a percentage of revenue was approximately 82% resulting in a gross profit margin of approximately 18%.

Operating Expenses

We classify our operating expenses into four categories: research and development, sales and marketing, general and administrative, and depreciation and amortization.

Research and Development Expenses

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for regulatory, patent, and research and development activities. For the three and nine months ended September 30, 2017, the Company incurred approximately $70,000 and $462,000, respectively, in research and development expenses. For the three and nine months ended September 30, 2016, the Company incurred approximately $396,000 and $772,000, respectively, in research and development expenses.

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

General and Administrative Expenses

For the three and nine months ended September 30, 2017, the Company incurred approximately $477,000 and $1,394,000, respectively, in personnel costs. For the three and nine months ended September 30, 2016, the Company incurred approximately $392,000 and $1,189,000, respectively, in personnel costs. The increase in personnel costs is the result of having hired a Senior Vice President of Regulatory and Clinical affairs in November 2016 and also a Manager of Quality in December 2016.

Professional fees were approximately $381,000 and $1,182,000, respectively, for the three and nine months ended September 30, 2017. Professional fees were approximately $309,000 and $1,102,000, respectively, for the three and nine months ended September 30, 2016.

Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to obtain CE Mark in Europe.

Travel expenses were approximately $86,000 and $188,000, respectively, for the three and nine months ended September 30, 2017. Travel expenses were approximately $50,000 and $130,000, respectively, for the three and nine months ended September 30, 2016.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Sales and Marketing Expenses

For the three and nine months ended September 30, 2017, the Company incurred approximately $217,000 and $450,000, respectively, in sales and marketing expenses. For the three and nine months ended September 30, 2016, the Company incurred approximately $107,000 and $166,000, respectively, in sales and marketing expenses. Sales and marketing expense consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the launch and commercialization of the DenerveX System in Europe. We expect these expenses will continue to increase as we launch the product in new markets and expand penetration in existing markets.

Depreciation and Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $7,000 and $20,000, respectively, in depreciation expense for the three and nine months ended September 30, 2017. The Company recognized approximately $2,000 and $6,000, respectively, in depreciation expense for the three and nine months ended September 30, 2016. The purchase of a trade show booth for sales and marketing conventions in Europe at the end of 2016 is largely attributable to the increase as depreciation expense in 2017.

For the three and nine months ended September 30, 2016, the Company recognized approximately $0 and $190,000, respectively, in amortization expense. Amortization expense is a result of amortizing the intangible assets acquired in the Streamline acquisition in March 2015. Amortization expense is included in the total loss from discontinued operations for the three and nine months ended September 30, 2016.

Results of Continued Operations

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Total operating expenses decreased approximately $350,000, or 20%, to approximately $1,386,000 for the three months ended September 30, 2017, as compared to approximately $1,736,000 for the three months ended September 30, 2016.

Total operating expenses decreased approximately $6,318,000, or 59%, to approximately $4,466,000 for the nine months ended September 30, 2017, as compared to approximately $10,784,000 for the nine months ended September 30, 2016. The significant decrease is the result of the goodwill impairment loss of approximately $6,456,000 that was recognized in June 2016 with the write-down of the Streamline related intangible assets. Impairment charges aside, total operating expenses would have approximated $4,329,000 for the nine months ended September 30, 2016, resulting in an increase of approximately $138,000, or 3%, for the nine months ended September 30, 2017.

Without the impairment charges, total operating expenses for the nine-month period ending September 30, 2017 were more comparable to the prior year for the same period. The hiring of two employees at the beginning of 2017 is attributable to the increase as salaries and wages expense increased. Research and development expenses decreased significantly as we completed the final stages of the development and verification of the DenerveX System and applied for CE Mark certification. However, the reduction in research and development costs were similarly offset with an increase in Sales & Marketing expenses as we entered commercial production of the DenerveX System. We continued to incur similar costs associated with being a public entity.

Results of Discontinued Operations

Our discontinued operations generated net losses of approximately $1,000 and $2,040,000, respectively, for the nine months ended September 30, 2017 and 2016.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2016 and 2015. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until our products can generate enough revenue to offset our operating expenses. We received approximately $2,618,000 of net proceeds in a private placement of common stock in February 2017. We also received approximately $2,469,000 of net proceeds from another private placement of common stock in July 2017. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and pursue other fund-raising initiatives that will be required in 2017. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2017, it could be required to undertake initiatives to conserve its capital resources. If we are required to conserve resources or curtail production, there could be substantial doubt about the Company’s ability to continue as a going concern.

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

The offering resulted in gross proceeds of $3,022,000 and resulted in the issuance of an aggregate of 1,631,730 shares of common stock, 12,740 shares of Series A Preferred Stock and warrants to purchase 2,005,761 shares of common stock. The placement agent collected an aggregate of approximately $350,000 in total fees related to the offering and warrants to purchase an aggregate of 405,577 shares of common stock at a price of $1.50 per share.

Each share of Series A Preferred Stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A Preferred Stock.

On July 14, 2017, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company sold an aggregate of 2,956,043 shares of common stock and 1,478,022 warrants to purchase common stock. The Offering resulted in $2,469,000 in net proceeds to the Company. The common stock shares were sold at $0.91 per share which was the closing price of the Company’s common stock on July 13, 2017, the day prior to the agreement. Each warrant has an exercise price of $1.15 and is exercisable for a period of five years commencing six months from the date of issuance.

Debt

On February 9, 2017, the Company’s $1,150,000 short-term note payable was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of Series A Preferred Stock, eliminating the Company’s debt obligation. The debt was converted into shares at $1.04 per share, which was the offering price of the Company’s stock in the February private placement. The Series A Preferred Stock is convertible into shares of common stock at $1.04 per share.

Each share of Series A Preferred Stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A Preferred Stock.

As consideration for converting the debt, the noteholders’ agreed to receive common stock in lieu of the 200,000 warrants to purchase common stock that were issued in conjunction with the short-term loan, see Note 7 of the condensed consolidated financial statements.

As a result, the 200,000 warrants were cancelled, and the Company issued to the noteholders’ an aggregate of 200,000 shares of common stock. The closing price of the Company’s stock on February 9, 2017, the day the shares were issued, was $1.04 per share. The fair value of the common stock issued was approximately $208,000.

Working Capital Surplus (Deficit)	September 30, 2017	December 31, 2016
Current Assets	$2,504,000	$1,258,000
Current Liabilities	536,000	1,851,000
Working Capital Surplus (Deficit)	$1,968,000	$(593,000)

Cash Flows

Cash activity for the nine months ended September 30, 2017 and 2016 is summarized as follows:

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(3,922,000)	$(4,010,000)
Cash used in investing activities	(15,000)	(6,000)
Cash provided by financing activities	4,975,000	3,360,000
Net increase (decrease) in cash and cash equivalents	$1,038,000	$(656,000)

As of September 30, 2017, the Company had approximately $1,931,000 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company has long term contractual obligations for the two promissory notes issued to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund. Both Notes from the Bank of North Dakota New Venture Capital Program and North Dakota Development were assumed in conjunction with the consummation of the Streamline acquisition on March 25, 2015, and require combined monthly principal and interest payments of $5,661 into the third quarter of 2019.

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

The Company has consulting agreements with three sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €27,500 per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 2019.

The Company also has employment agreements with the executive officers that commit the Company to a six month severance and benefits package if those employees separate under certain conditions, including a change in control of the Company.

The Company has a distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they shall manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €2,900 for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900, based off volume of shipments, for logistics, warehousing and customer support services.

Nasdaq Delisting

In August 2016, the Company received a letter from Nasdaq Markets for non-compliance with their listing rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Minimum”). In February 2017, the Company completed a private offering which resulted in stockholders’ equity in excess of the Minimum; however, in its March 31, 2017 Form 10-Q, the Company again reported less than $2,500,000 in stockholders’ equity. In May 2017, the Company received another letter from Nasdaq notifying the Company of non-compliance and its intent to delist MedoveX stock from trading on its exchange. The Company appealed this decision. The Nasdaq Appeals Panel gave the Company until November 13, 2017, to report a shareholders’ equity number of sufficient amount to not only meet the Minimum, but large enough to ensure the Company would not go below the threshold again in the coming year based on projected expenses.

At September 30, 2017, the Company’s stockholder equity was less than the Minimum. The Company was unable to secure investment at reasonable terms and at an amount sufficient to satisfy the conditions set by the Nasdaq Appeals Panel by their deadline of November 13, 2017. On November 14, 2017, the Company received notice from Nasdaq that the Company stock would no longer trade on its exchange after November 15, 2017. The Company applied to OTC Markets to trade on its OTCQB exchange, and the Company’s stock began trading on that exchange on November 16, 2017.

Changes in Board of Directors

On August 16, 2017 the Company received a resignation letter from Mr. Steve Gorlin from his position as a director and Co-Chairmen of the Board of Directors of the Company. There were no disagreements between Mr. Gorlin and the Company.

On August 16, 2017, the Company appointed Mr. Jesse Crowne to fill Mr. Gorlin’s vacancy and to serve as a director and Co-Chairman of the Company’s Board of Directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that a material weakness existed in internal control over financial reporting and our disclosure controls. To achieve proper segregation of accounting related duties, the Company hired additional staff subsequent to September 30, 2017, to whom duties have been allocated so this material weakness can be corrected.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In conjunction with the Company’s offering in July 2017, the Company issued an aggregate of 1,478,022 warrants pursuant to the exemption set forth in Regulation D.

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

Date: November 20, 2017

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Farrahar
Charles Farrahar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.