Form 10-Q/A
period 2017-03-31
Medovex Corp.
filed 2017-12-29
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ ]
(Do not check if smaller reporting company)	Emerging growth company [X]

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

EXPLANATORY NOTE

MedoveX Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2017, which was originally filed May 15, 2017 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part I – Disclosure Controls and Procedures of Item 4 solely to (i) include the information required by Item 307 of Regulation S-K, which was inadvertently omitted in the Original Filing; (ii) revise the disclosure to correctly reflect management’s conclusion that the Company’s disclosure controls and procedures were effective as of March 31, 2017; and (iii) update Part II - Item 6 - Exhibits to reflect the exhibits filed with this Amendment. As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, the Company’s management evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of its disclosure controls and procedures as of March 31, 2017 before filing the Original Filing. Based on that evaluation, the Company’s management concluded that its disclosure controls and procedures were effective as of such date.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

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

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$1,992,671	$892,814
Prepaid expenses	161,672	364,822
Short-term receivable	150,000	—
Total Current Assets	2,304,343	1,257,636
Long Term Receivable	—	150,000
Property and Equipment, net of accumulated depreciation	94,449	97,590
Deposits	2,751	2,751
Total Assets	$2,401,543	$1,507,977
Liabilities and Stockholders' Equity
Current Liabilities
Interest payable	$69,222	$69,222
Accounts payable	220,700	225,725
Accrued liabilities	45,000	459,800
Notes payable, current portion	82,329	126,086
Short-term note payable, net of debt discount	—	970,240
Total Current Liabilities	417,251	1,851,073
Long-Term Liabilities
Notes payable, net of current portion	87,814	103,742
Deferred rent	1,179	1,179
Total Long-Term Liabilities	88,993	404,921
Total Liabilities	506,244	1,955,994
Stockholders' Equity (Deficit)
Preferred stock - $.001 par value: 500,000 shares authorized, 22,139 shares issued, 17,993 shares outstanding at March 31, 2017 (unaudited), no shares issued and outstanding at December 31, 2016	18	—
Common stock - $.001 par value: 49,500,000 shares authorized, 17,441,351 and 14,855,181 shares issued at March 31, 2017 (unaudited) and December 31, 2016, respectively, 17,441,351 and 14,855,181 shares outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively	17,442	14,855
Additional paid-in capital	30,477,753	25,898,054
Accumulated deficit	(28,599,914)	(26,360,926)
Total Stockholders' Equity (Deficit)	1,895,299	(448,017)
Total Liabilities and Stockholders' Equity (Deficit)	$2,401,543	$1,507,977

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

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(2,238,988)	$(1,832,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,221	2,028
Amortization of intangible assets	—	142,142
Amortization of debt discount	31,772	246,086
Debt conversion expense	356,400	68,694
Stock based compensation	605,833	261,991
Straight-line rent adjustment	—	295
Non-cash directors fees	—	5,000
Adjustment of fair value of warrant modification	—	25,720
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	—	33,045
Prepaid expenses	203,150	14,217
Accounts payable	(5,025)	(67,497)
Interest payable	—	(3,671)
Accrued liabilities	(414,800)	48,755
Net Cash Used in Operating Activities	(1,455,437)	(1,055,481)
Cash Flows from Investing Activities
Expenditures for property and equipment	(3,080)	(3,213)
Net Cash Used in Investing Activities	(3,080)	(3,213)

Cash Flows from Financing Activities
Principal payments under note payable obligations	(59,686)	(40,249)
Proceeds from issuance of common stock, net of offering costs	1,923,248	—
Proceeds from issuance of warrants, net of offering costs	694,812	—
Net Cash Provided by (Used in) Financing Activities	2,558,374	(40,249)
Net Increase/(Decrease) in Cash	1,099,857	(1,098,943)
Cash - Beginning of Period	892,814	1,570,167
Cash - End of period	$1,992,671	$471,224
Supplementary Cash Flow Information
Cash paid for interest	$3,037	$2,756
Non-cash investing and financing activities
Financing agreement for insurance policy	$44,701	$—
Conversion of note and accrued interest to common stock	—	1,072,513
Conversion of short-term loan to common stock	126,720	—
Issuance of common stock for consideration of cancellation of warrants	208,000	—
Repayment of due from stockholder through foregone director fees	—	5,000
Issuance of warrants for conversion of notes	305,201	—
Stock issued for board fees	239,826	—
Issuance of stock for preferred stock conversion	411	—

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

The significant assumptions used to estimate the fair value of the equity awards granted are;

	February 3	March 28
Grant date
Fair value of options granted	$1.13	$1.35
Expected term (years)	6	6
Risk-free interest rate	2.10%	2.11%
Volatility	82.53%	76.86%
Dividend yield	None	None

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

A summary of the Company’s warrant issuance activity and related information for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2016	3,504,847	$1.85	3.9

Issued	2,411,338	$1.50	4.9
Cancelled	(200,000)	$1.625	—
Outstanding and exercisable at 3/31/2017	5,716,185	$1.75	4.0

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

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Operating Expenses
General and administrative	$1,163	$79,834
Research and development	—	46,100
Depreciation and amortization	—	142,207
Total Operating Expenses	—	268,141
Operating Loss	(1,163)	(268,141)
Other Expenses
Interest expense	—	2,756
Total Other Expenses	—	2,756
Net Loss	$(1,163)	$(270,897)

Cash flows from discontinued operations are as follows:

	Three Months Ended March 31,
	2017	2016
Cash Flows used in Operating Activities	$(1,163)	$(244,775)
Cash Flows used in Investing Activities	—	—
Cash Flows used in Financing Activities	—	—
Net Cash Used in Discontinued Operations	$(1,163)	$(244,755)

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

Working Capital Surplus (Deficit)

	March 31, 2017	December 31, 2016
Current Assets	$2,304,000	$1,258,000
Current Liabilities	417,000	1,851,000
Working Capital Surplus (Deficit)	$1,887,000	$(593,000)

Cash Flows

Cash activity for the three months ended March 31, 2017 and 2016 is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(1,455,000)	$(1,056,000)
Cash used in investing activities	(3,000)	(3,000)
Cash (used in) provided by financing activities	2,558,000	(40,000)
Net increase (decrease) in cash and cash equivalents	$1,100,000	$(1,099,000)

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

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

Date: December 29, 2017

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Farrahar
Charles Farrahar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Principal Executive Officer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017).
31.2	Section 302 Certification of Principal Financial Officer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017).
31.3	Section 302 Certification of Principal Executive Officer*
31.4	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.