Form 10-Q/A
period 2017-06-30
Medovex Corp.
filed 2017-12-29
CIK 1591165

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

[  ] Yes [X]No

As of August 11, 2017, 20,922,634 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

MedoveX Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2017, which was originally filed August 14, 2017 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part I – Disclosure Controls and Procedures of Item 4 solely to (i) include the information required by Item 307 of Regulation S-K, which was inadvertently omitted in the Original Filing; (ii) revise the disclosure to correctly reflect management’s conclusion that the Company’s disclosure controls and procedures were effective as of Juen 30, 2017; and (iii) update Part II - Item 6 - Exhibits to reflect the exhibits filed with this Amendment. As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, the Company’s management evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of its disclosure controls and procedures as of June 30, 2017 before filing the Original Filing. Based on that evaluation, the Company’s management concluded that its disclosure controls and procedures were effective as of such date.

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

-ii-

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$748,928	$892,814
Inventory	55,978	—
Prepaid expenses	136,706	364,822
Short-term receivable	150,000	—
Total Current Assets	1,091,612	1,257,636
Long Term Receivable	—	150,000
Property and Equipment, net of accumulated depreciation	95,159	97,590
Deposits	2,751	2,751
Total Assets	$1,189,522	$1,507,977
Liabilities and Stockholders’ Equity
Current Liabilities
Interest payable	$69,222	$69,222
Accounts payable	102,097	225,725
Accrued liabilities	90,000	459,800
Notes payable, current portion	61,131	126,086
Short-term note payable, net of debt discount	—	970,240
Total Current Liabilities	322,450	1,851,073
Long-Term Liabilities
Notes payable, net of current portion	71,681	103,742
Deferred rent	1,179	1,179
Total Long-Term Liabilities	72,860	104,921
Total Liabilities	395,310	1,955,994
Stockholders’ Equity (Deficit)
Preferred stock - $.001 par value: 500,000 shares authorized, 12,740 shares issued and outstanding at June 30, 2017 (unaudited), no shares issued and outstanding at December 31, 2016	13	—
Common stock - $.001 par value: 49,500,000 shares authorized, 17,966,591and 14,855,181 shares issued and outstanding at June 30, 2017 (unaudited)and December 31, 2016, respectively	17,967	14,855
Additional paid-in capital	30,611,396	25,898,054
Accumulated deficit	(29,835,164)	(26,360,926)
Total Stockholders’ Equity (Deficit)	794,212	(448,017)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,189,522	$1,507,977

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Expenses
General and administrative	$1,025,938	$1,100,082	$2,448,416	$2,150,961
Sales and marketing	145,621	40,496	227,758	61,768
Research and development	56,333	233,303	391,774	376,486
Depreciation	6,671	2,046	12,892	4,009
Impairment of goodwill	—	6,455,645	—	6,455,645
Total Operating Expenses	1,234,563	7,831,572	3,080,840	9,048,869

Operating Loss	(1,234,563)	(7,831,572)	(3,080,840)	(9,048,869)

Other Expenses
Interest expense	1,438	—	392,235	344,093
Total Other Expenses	1,438	—	392,235	344,093

Total Loss from Continuing Operations	(1,236,001)	(7,831,572)	(3,473,075)	(9,392,962)

Discontinued Operations
Loss from discontinued operations	—	128,163	1,163	399,060
Impairment loss	—	1,584,048	—	1,584,048
Total Loss from Discontinued Operations	—	(1,712,211)	(1,163)	(1,983,108)

Net Loss	$(1,236,001)	$(9,543,783)	$(3,474,238)	$(11,376,070)
Loss per share – Basic and Diluted:
Continuing Operations	$(0.07)	$(0.60)	$(0.20)	$(0.76)
Discontinued Operations	—	(0.13)	—	(0.16)
Net Loss per share	$(0.07)	$(0.73)	$(0.20)	$(0.92)
Weighted average outstanding shares used to compute basic and diluted net loss per share	17,966,591	13,057,476	17,171,528	12,340,839

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(3,474,238)	$(11,376,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,892	4,137
Amortization of intangible assets	—	189,522
Amortization of debt discount	31,772	246,086
Debt conversion expense	355,985	68,694
Impairment loss	—	1,584,048
Goodwill impairment loss	—	6,455,645
Stock based compensation	500,408	332,639
Straight-line rent adjustment	—	592
Non-cash investor relations fees	—	48,000
Non-cash directors fees	—	10,000
Adjustment of fair value of warrant modification	—	25,720
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	—	33,045
Prepaid expenses	228,116	42,075
Inventory	(55,978)	—
Accounts payable	(123,628)	(96,962)
Interest payable	—	(3,670)
Accrued liabilities	(129,800)	64,116
Net Cash Used in Operating Activities	(2,654,471)	(2,372,383)

Cash Flows from Investing Activities
Expenditures for property and equipment	(10,461)	(5,265)
Net Cash Used in Investing Activities	(10,461)	(5,265)
Cash Flows from Financing Activities
Principal payments under note payable obligations	(97,016)	(80,654)
Proceeds from issuance of preferred and common stock, net of offering costs	1,816,045	969,191
Proceeds from issuance of warrants, net of offering costs	802,017	207,079
Net Cash Provided by Financing Activities	2,521,046	1,095,616
Net (Decrease) in Cash	(143,886)	(1,282,032)
Cash - Beginning of period	892,814	1,570,167
Cash - End of period	$748,928	$288,135
Supplementary Cash Flow Information
Cash paid for interest	$4,476	$5,359
Non-cash investing and financing activities
Financing agreement for insurance policy	$66,895	$—
Conversion of note and accrued interest to common stock	718,079	1,072,513
Conversion of short-term loan to common stock	126,720	—
Issuance of common stock for consideration of cancellation of warrants	208,000	—
Issuance of warrants for conversion of notes	305,201	—
Issuance of common stock for investor relations services	—	48,000
Common stock issued for board fees	240,000	—
Issuance of common stock for preferred stock conversion	931	—
Issuance of common stock warrants for placement agent fees	304,183	—
Repayment of due from stockholder through foregone director fees	—	10,000

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

Note 3 - Inventory

Inventories consist of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
Denervex device	$17,228	$—
Pro-40 generator	38,750	—
Total	$55,978	$—

Note 4 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	June 30, 2017	December 31, 2016
Furniture and fixtures	5 years	$65,987	$65,987
Computers and software	3 years	27,309	19,928
Leasehold improvements	5 years	35,673	32,593
		128,969	118,508
Less accumulated depreciation		(33,810)	(20,918)

Total		$95,159	$97,590

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

Note 8 – Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2016	3,504,847	$1.85	3.9

Issued	2,411,338	$1.50	4.6
Cancelled	(200,000)	$1.625	—
Outstanding and exercisable at 6/30/2017	5,716,185	$1.89	3.8

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

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	—	64,797	1,163	144,631
Research and development	—	13,318	—	59,418
Depreciation and amortization	—	47,445	—	189,652
Total Operating Expenses	—	125,560	1,163	393,701
Operating Loss	—	(125,560)	(1,163)	(393,701)
Other Expenses
Interest expense	—	2,603	—	5,359
Total Other Expenses	—	2,603	—	5,359
Net Loss	$—	$(128,163)	$(1,163)	$(399,060)

Cash flows from discontinued operations are as follows:

	Six Months Ended June 30,
	2017	2016
Cash Flows used in Operating Activities	$(1,163)	$(418,605)
Cash Flows used in Investing Activities	—	—
Cash Flows used in Financing Activities	—	(30,113)
Net Cash Used in Discontinued Operations	$(1,163)	$(448,718)

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

Working Capital Surplus (Deficit)	June 30, 2017	December 31, 2016

Current Assets	$1,092,000	$1,258,000
Current Liabilities	322,000	1,851,000
Working Capital Surplus (Deficit)	$770,000	$(593,000)

Cash Flows

Cash activity for the six months ended June 30, 2017 and 2016 is summarized as follows:

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(2,655,000)	$(2,373,000)
Cash used in investing activities	(10,000)	(5,000)
Cash provided by financing activities	2,521,000	1,096,000
Net (decrease) in cash and cash equivalents	$(144,000)	$(1,282,000)

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

Date: December 29, 2017

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Farrahar
Charles Farrahar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*(incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017).
31.2	Section 302 Certification of Principal Financial Officer*(incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017).
31.3	Section 302 Certification of Principal Executive Officer*
31.4	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

* Filed herewith.

**Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.