Form 10-Q/A
period 2017-09-30
Medovex Corp.
filed 2017-12-29
CIK 1591165

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

EXPLANATORY NOTE

MedoveX Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2017, which was originally filed November 20, 2017 (the “Original Filing”). The purpose of this Amendment is to amend and restate Part I – Disclosure Controls and Procedures of Item 4 solely to (i) include the information required by Item 307 of Regulation S-K, which was inadvertently omitted in the Original Filing; (ii) revise the disclosure to correctly reflect management’s conclusion that the Company’s disclosure controls and procedures were effective as of September 30, 2017; and (iii) update Part II - Item 6 - Exhibits to reflect the exhibits filed with this Amendment. As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, the Company’s management evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of its disclosure controls and procedures as of September 30, 2017 before filing the Original Filing. Based on that evaluation, the Company’s management concluded that its disclosure controls and procedures were effective as of such date.

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

Date: December 29, 2017

MEDOVEX CORP

By:	/s/ Jarrett Gorlin
Jarrett Gorlin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Farrahar
Charles Farrahar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*(incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 20, 2017)
31.2	Section 302 Certification of Principal Financial Officer* incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 20, 2017)
31.3	Section 302 Certification of Principal Executive Officer*
31.4	Section 302 Certification of Principal Executive Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.