Form 10-Q/A
period 2017-09-30
Medovex Corp.
filed 2018-01-09
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

MedoveX Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q/A for the period ended September 30, 2017, originally filed on December 29, 2017 (the “Original Filing”) for the sole purpose of filing an amendment to the certification originally filed with Amendment No. 1 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “Certification”). As a result of a typographical error in the body of Exhibit 32.1 to Amendment No. 1, the Certification incorrectly referenced the quarter ended March 30, 2017.

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

Date: January 8, 2018

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