Form 10-K
period 2017-12-31
Medovex Corp.
filed 2018-03-30
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTI ON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)	Emerging growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2017, was $11,568,161. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on March 26, 2018 was approximately $10,155,300. Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2018, 21,933,013 shares of the registrant’s common stock were outstanding.

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

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in medical device development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that changes in the distribution network composition may lead to decreases in query volumes; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with international customers; that we may have unexpected increases in costs and expenses; or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this Annual Report may occur. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

Overview

MedoveX was incorporated in Nevada on July 30, 2013 as Spinez Corp. MedoveX is the parent company of Debride Inc., (“Debride”), which was incorporated under the laws of Florida on October 1, 2012 but did not commence operations until February 1, 2013. Spinez Corp. changed its name to MedoveX Corp. and effected a 2-for-1 reverse split of its stock in March 2014.

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

The DenerveX Device

Our first acquisition was the DenerveX device. We believe that the DenerveX device can be used to encompass several medical applications, including pain relief.

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

The generator is provided to customers agreeing to purchase the DenerveX device and cannot be used for any other purpose.

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5-phase development plan, culminating in the production ready prototype that could be used for validation purposes. We have recently completed the final stages of the build and test phase of the device, culminating in receiving CE marking to market the product in Europe. The DenerveX Kit and Pro-40 generator is now in commercial production. We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through December 31, 2017, we have paid approximately $1,849,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2017, we have paid approximately $890,000 to Nortech. We are now in commercial production.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through December 31, 2017, we have paid approximately $422,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System.

The Company has completed the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system, and the DenerveX System is presently being manufactured and sold in the jurisdictions where it has been approved for sale.

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

The transaction resulted in the immediate receipt of $500,000 in cash, and a $150,000 receivable to the Company due on or before January 1, 2018. The Company subsequently received the $150,000 per the terms of the asset purchase agreement on January 2, 2018.

The terms of the agreement also required that for each of the calendar years ending December 31, 2018 and December 31, 2019 (each such calendar year, a “Contingent Period”), a contingent payment in cash (each, a “Contingent Payment”) equal to five percent (5%) of the total net sales received by the acquiring party from the sale of “IV suspension system” products in excess of 100 units during each Contingent Period. Each such Contingent Payment is payable to the Company by the acquiring party by no later than March 31st of the subsequent year; provided, however, that the total aggregate amount of all Contingent Payments owed by the acquiring party to the Company for all Contingent Periods will not exceed $850,000. The Company is yet to receive any Contingent Payments.

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

We sell to local distributors in the countries where we currently sell the DenerveX System with the exception of Germany, where we sell directly to hospitals and providers.

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

In order to contend with the possibility of third party intellectual property conflicts, we review and assess the third-party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies. We may find it necessary or prudent to obtain licenses from third party intellectual property holders. Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, where a third party holds relevant property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all. We will attempt to manage the risk that such third party intellectual property may pose by conducting, among other measures, freedom-to-operate studies to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third party intellectual property.

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

European Union and Other Country Approvals

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

In general, the higher the classification, the greater the time and cost to obtain approval to market. There are no “standardized” requirements for approval, even within each class. For example, the FDA could grant 510(k) status, but require a human clinical trial, a typical requirement of a PMA. They could also initially assign a device Class III status, but end up approving a device as a 510(k) device if certain requirements are met. The range of the number and expense of the various requirements is significant. The quickest and least expensive pathway would be 510(k) clearance with a review of existing data. The longest and most expensive path would be a PMA with extensive randomized human clinical trials. We cannot predict how the FDA will classify the DenerveX device, nor predict what requirements will be placed upon us to obtain market approval or clearance, or even if they will allow marketing of the DenerveX device at all. However, we believe the pathway that will be required by the FDA will be somewhere between the two extremes described above.

We intend to apply to the FDA for 510(k) clearance for our DenerveX device. However, it is very possible the FDA will deny this request and require the more expensive de novo classification process or possibly the PMA process. It is possible that the company may choose to directly pursue the de novo classification process without filing a 510K which could reduce the overall FDA review time. The Company has budgeted based on the assumption that the PMA process will be required.

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

After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require PMA. In addition, any additional claims the Company wished to make at a later date, such as the permanent relief of pain, may require a PMA. If the FDA determines that the product does not qualify for 510(k) clearance, they will issue a Not Substantially Equivalent letter, at which point the Company must submit and the FDA must approve a PMA or a de Novo classification before marketing can begin.

During the review of a 510(k) submission, the FDA may request more information or additional studies and may decide that the indications for which we seek approval or clearance should be limited. In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

Clinical Trials of Medical Devices

One or more clinical trials may be necessary to support an FDA submission. Clinical studies of unapproved or un-cleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an Investigational Device Exemption, or “IDE” application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board (“IRB”) has approved the study.

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

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	the FDA Quality Systems Regulation (“QSR”), which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

●	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

We will continue to be subject to inspection by the FDA to determine our compliance with regulatory requirements.

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices (“cGMP”) set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

European Good Manufacturing Practices

In the European Union, the manufacture of medical devices is subject to good manufacturing practice (“GMP”), as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with GMP is generally assessed by the competent regulatory authorities. Typically, quality system evaluation is performed by a Notified Body, which also recommends to the relevant competent authority for the European Community CE Marking of a device. The Competent Authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the product.

Our third-party manufacturers have ISO certification which is generally one of the requirements for approval under the guidelines established in the European Union.

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

Employees

As of December 31, 2017, we had 13 total employees, 12 of which were full-time employees. None of our employees are represented by a union and we believe our employee relations to be good.

Available Information

Our website, www.MedoveX.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Market Information

Our common stock was approved for quotation on the OTCQB exchange on November 16th, 2017, following the delisting from the Nasdaq Capital Market on November 15th, 2017. The following table sets forth the range of high and low sales prices of the common stock for each period indicated:

Market and Market Prices of Common Stock (per common share)

	2017
By Quarter	High	Low
First	$1.58	$1.04
Second	1.48	0.84
Third	1.26	0.84
Fourth	1.19	0.47

	2016
By Quarter	High	Low
First	$1.51	$0.85
Second	2.25	1.01
Third	1.70	1.25
Fourth	1.73	1.33

On March 26, 2018, the price per share of the Company’s common stock had a high of $0.53 per share, and a low of $0.53 per share. The Company had approximately 178 holders of record of common stock as of March 26, 2018.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, we have granted an aggregate of 1,314,059 options to purchase common stock under the Plan at a weighted average price of $1.51 per share to certain employees, consultants and our outside directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On February 9, 2017, we conducted a private placement offering to selected accredited investors of units of our securities (each, a “Unit” and collectively, the “Units”). Each Unit had a purchase price of $100,000 and consisted of (i) 96,154 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.04 per share, and (ii) a warrant to purchase 48,077 shares of common stock. Each warrant is exercisable for a period of five (5) years from the date of issuance at an exercise price of $1.50 per share, subject to adjustment. At the closing, we issued an aggregate of 3,071,634 shares of our common stock, 9,399 shares of our Series A Preferred Stock and warrants to purchase up to 2,005,769 shares for total gross proceeds of $3,022,000. In addition, we converted an additional $1,150,000 of debt into our securities on the same terms as the offering. In connection with the closing of the offering, we issued to Laidlaw & Company (UK) Ltd., who acted as placement agent of the offering, five-year warrants to purchase up to 405,577 shares of our common stock at an exercise price of $1.50 per share. The forgoing securities were issued in reliance upon the exception from registration pursuant to Section 4(a)(2) under the Securities Act, as amended, and Regulation D promulgated thereunder.

On July 14, 2017, we entered into a securities purchase agreement with selected accredited investors Pursuant to the terms of the securities purchase agreement, we sold an aggregate of 2,956,043 shares of common stock and warrants to purchase up to 1,478,022 shares of our common stock for total gross proceeds of $2,690,686. The warrants are exercisable for a period of five (5) years commencing on the six (6) month anniversary from the date of issuance at an exercise price of $1.15 per share. The warrants are exercisable on a cashless basis in the event that the underlying shares are not subject to an effective registration statement.

On February 26, 2018, we entered into a securities purchase agreement with selected accredited investors. Pursuant to the terms of the securities purchase agreement, we sold an aggregate of 770,000 shares of our common stock and warrants to purchase up to 385,000 shares of our common stock for total gross proceeds of $308,000. The warrants are exercisable for a period of five (5) years beginning on the six (6) month anniversary from the date of issuance at an exercise price of $0.75 per share. The warrants are exercisable on a cashless basis in the event that the underlying shares are not subject to an effective registration statement.

In the July 2017 offering and the February 2018 offering, the shares offered were registered in the Company’s registration statement on Form S-3 (Reg. NO.217411) and the Warrants were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) under the Securities Act, as amended, and Regulation D, promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

The DenerveX System

Our first acquisition was the DenerveX device. We believe that the DenerveX device can be used to encompass several medical applications, including pain relief.

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

The generator is provided to customers agreeing to purchase the DenerveX device and cannot be used for any other purpose.

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

We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through December 31, 2017, we have paid approximately $1,849,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2017, we have paid approximately $890,000 to Nortech. We are now in commercial production.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through December 31, 2017, we have paid approximately $422,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. We are also in commercial production of the generator.

The Company has completed the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system, and the DenerveX System is presently being manufactured and sold.

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

The transaction resulted in the immediate receipt of $500,000 in cash, and a $150,000 note receivable to the Company due on or before January 1, 2018. The Company subsequently received the $150,000 per the terms of the asset purchase agreement on January 2, 2018.

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

Although we believe that the recorded fair value of our financial instruments is appropriate at December 31, 2017, these fair values may not be indicative of net realizable value or reflective of future fair values.

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

We file income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. The tax years that could be subject to audit are 2014, 2015 and 2016.

Revenue Recognition and Sales Returns, Discounts and Allowances

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which the Company elected to early adopt. ASC 606 requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

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

Our direct customers do not have any contractual rights of return or exchange other than for defective product. A portion of the Company’s revenue is generated from inventory maintained at hospitals or physician’s offices.

The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized. The company does not have any estimated sales returns or allowances as of December 31, 2017. The Company recorded $52 in sales discounts at December 31, 2017.

Translation of Foreign Currencies

The Company’s revenues and expenses transacted in foreign currencies are translated as they occur at exchange rates in effect at the time of each transaction. Realized gains and losses on foreign currency transactions are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. As the Company commenced sales of the DenerveX System in July 2017, the Company recorded an immaterial amount in foreign currency exchange for the year ended December 31, 2017.

Assets and liabilities of the Company denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date and are recorded as a separate component of accumulated other comprehensive income or loss in the shareholders’ equity section of the Company’s consolidated balance sheet. As of December 31, 2017, the Company recorded an immaterial amount in unrealized foreign currency translation, As such, we did not present this as a separate component of accumulated other comprehensive income in the shareholders’ equity section of the Company’s consolidated balance sheet.

Stock-Based Compensation

A summary of significant assumptions used to estimate the fair value of the equity awards granted in 2017 and 2016 follows:

Stock-based compensation expense for the years ended December 31, 2017 and 2016 includes both common stock and stock options granted to certain employees, consultants, and directors and has been recorded as general and administrative expenses. We follow the provisions of the ASC Topic 718, Compensation- Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options.

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

We use a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of similar public biotech companies.

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

The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected term of the options.

The significant assumptions used to estimate the fair value of the stock option-based equity awards granted in 2017 are;

Grant date	February 3	March 28
Fair value of options granted	$0.5775	$0.6856
Expected term (years)	6	6
Risk-free interest rate	2.10%	2.11%
Volatility	52.31%	51.86%
Dividend yield	None	None

During 2017, the Company granted options to purchase 189,159 shares of common stock, and 465,389 shares of common stock were granted. Total equity awards granted in 2017 was 654,548.

RESULTS OF OPERATIONS

Overview

We started operations late in 2013. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the ramp-up in sales of our prototype product in Europe, approval of the product by the Food & Drug Administration (“FDA”) in the United States, and the rate of adoption of our product by medical professionals. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. On December 7, 2016, we sold Streamline after the Board authorized management to find a buyer in May 2016. Due to these factors, we believe that period to period comparisons of our results of operations are not a good indication of our future performance.

The following table sets forth our results of operation for the years ended December 31, 2017 and 2016:

	2017	2016

Revenues	$207,396	$—
Less: Discounts Allowed	(52)	—
Cost of Goods Sold	(162,837)	—
Gross Profit	44,507	—

Operating Expenses:
General and administrative	4,721,893	4,872,626
Sales and marketing	865,377	391,698
Research and development	491,076	1,126,535
Depreciation and amortization	27,100	11,267
Impairment of goodwill	—	6,455,645
Total operating expenses	6,105,446	12,857,771

Operating Loss	(6,060,939)	(12,857,771)

Other Income	957	—

Other Expenses:
Interest expense	395,332	455,304
Total Other Expenses	395,332	455,304

Loss from Continuing Operations	(6,455,314)	(13,313,075)

Discontinued Operations
Loss from discontinued operations	1,163	477,497
Impairment loss	—	1,584,048
Disposal loss	—	852,864
Total Loss from Discontinued Operations	(1,163)	(2,914,409)

Net Loss	$(6,456,477)	$(16,227,484)

Revenue; Cost of Revenue and Gross Profit

The Company’s first sale of the DenerveX System occurred in July 2017. The Company recorded revenue for the year ended December 31, 2017 of $207,396.

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

The Pro-40 Generator is manufactured in Bulgaria and shipped to the third-party warehouse as single units. The generators are typically provided for use to customers at no cost, however, demo units can be purchased by customers for which the Company records revenue.

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

Cost of sales as a percentage of revenue was approximately 79% resulting in a gross profit margin of approximately 21%.

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

Advertising

During 2017, the Company incurred approximately $332,000 in advertising expenses compared to approximately $224,000 in 2016. Advertising expenses consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the launch of the DenerveX in Europe.

General and Administrative Expenses

During 2017, the Company incurred approximately $1,850,000 in personnel costs, compared to approximately $1,780,000 in 2016. Professional fees were approximately $1,651,000 in 2017 and $1,453,000 in 2016 which consisted primarily of professional costs related to the development of the DenerveX System. Travel expenses were approximately $299,000 during 2017 and $226,000 in 2016.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Depreciation & Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. During 2017, the Company recognized approximately $27,100 in depreciation expense, compared to approximately $11,300 in 2016.

No amortization expense was recognized during 2017. During 2016, the Company recognized approximately $190,000 in amortization expense from amortizing the intangible assets acquired in the Streamline acquisition prior to Streamline being classified as held for Sale in May 2016 when the recognition of amortization expense ceased. Amortization expense is included in the total loss from discontinued operations at December 31, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred losses and anticipate that we will continue to incur losses in the foreseeable future.

While we expect our research and development costs for the DenerveX System to diminish, we also anticipate increased expenditures for clinical trials to obtain FDA approval of the DenerveX System as well as expenses related to the commercial launch of the DenerveX system. We will need additional cash to fully fund these activities.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements as of and for the years ended December 31, 2017 and 2016.

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

On July 14, 2017, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company sold an aggregate of 2,956,043 shares of common stock and 1,478,022 warrants to purchase common stock. The Offering resulted in $2,690,686 in gross proceeds to the Company. The placement agent collected $188,000 in total fees related to the offering. The common stock shares were sold at $0.91 per share which was the closing price of the Company’s common stock on July 13, 2017, the day prior to the agreement. Each warrant has an exercise price of $1.15 and is exercisable for a period of five years commencing six months from the date of issuance.

Debt

On February 9, 2017, the Company’s $1,150,000 short-term note payable was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of Series A Preferred Stock, eliminating the Company’s debt obligation. The debt was converted into shares at $1.04 per share. The share price of which the debt was converted was the offering price of the Company’s stock in the February private placement. Each share of Series A Preferred Stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A Preferred Stock.

As consideration for converting the debt, the noteholders’ agreed to receive common stock in lieu of the 200,000 warrants to purchase common stock that were issued in conjunction with the short-term loan.

As a result, the 200,000 warrants associated with the related debt as noted above were cancelled, and the Company issued an aggregate of 200,000 shares of common stock to the noteholders’. The closing price of the Company’s stock on February 9, 2017, the day the shares were issued, was $1.04 per share. The fair value of the common stock issued was approximately $208,000.

The Company is exploring other fundraising options presently, however, since we believe that the likelihood of obtaining traditional debt financing at our stage of development is low, our source of funds in the foreseeable future will likely be from the sale of capital stock or a type of structured capital arrangement involving either equity or a combination of debt with an equity component.

Cash Flows

Net cash used in operating activities was approximately $5,590,000 during the year ended December 31, 2017, compared to approximately $5,427,000 in 2016. Net cash used in investing activities was approximately $17,000 during the year ended December 31, 2017, compared to net cash provided by investing activities of approximately $415,000 during the year ended December 31, 2016. Net cash provided by financing activities was approximately $4,959,000 during the year ended December 31, 2017, compared to approximately $4,335,000 in 2016.

The Company had approximately $245,000 and $893,000 of cash on hand at December 31, 2017 and 2016, respectively.

Results of Continued Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The Company’s first sale of the DenerveX System occurred in July 2017. The Company recorded $207,396 and $162,837, respectively, in revenue and cost of goods sold for the year ended December 31, 2017. The Company did not record any revenue for the year ended December 31, 2016.

Total operating expenses decreased approximately $6,753,000, or 52%, to approximately $6,105,000 for the year ended December 31, 2017, as compared to approximately $12,858,000 for the year ended December 31, 2016.

Prior year comparison of the results of operating expenses are not a good comparison to current year as the results of continuing operations for the prior year ended December 31, 2016 includes a write down of $6,455,645 in goodwill recorded in connection with the disposal of Streamline Inc. in December 2016.

Excluding impairment charges, total operating expenses incurred during 2017 were more comparable to the total operating expenses incurred during 2016. Total operating expenses decreased approximately $277,000, or 4%, to approximately $6,105,000 for the year ended December 31, 2017, as compared to approximately $6,402,000 for the year ended December 31, 2016.

Results of Discontinued Operations

Streamline’s results of operations have been classified as discontinued operations for all periods presented. Our discontinued operations generated net losses of approximately $1,000 and $2,914,000 for the years ended December 31, 2017 and 2016, respectively.

Funding Requirements

We anticipate our cash expenditures will remain consistent as diminishing research and development costs will be offset by the cost of clinical trials to obtain FDA approval and moving forward with the recent commercialization of the DenerveX System. We expect future cash flow expenditures to increase if the FDA requires a de novo regulatory path, instead of a 510(k) approval. We also continue to incur similar costs as we continue to operate as a publicly traded entity.

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

Contractual Obligations and Commercial Commitments

The Company has long term contractual obligations for the two promissory notes issued to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund. Both notes were assumed in conjunction with the consummation of the Streamline acquisition on March 25, 2015 and require combined monthly payments of $5,661 through August 2019.

The Company rents commercial office space in Alpharetta, GA. Base annual rent was initially set at $2,750 per month and the lease term ends July 31, 2018.

The Company also currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $2,147 per month, which it believes is at fair market value.

The Company has consulting agreements with three sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €27,500 (approximately $33,000) per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 30, 2019.

The Company has a non-exclusive distribution center agreement through June 2019 with a logistics service provider in Berlin, Germany, pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU. The Company pays a fixed monthly fee of €2,900 (approximately $3,500) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Nasdaq Delisting

As a result of the Company’s ongoing non-compliance with Nasdaq’s minimum stockholders’ equity requirement, on November 14, 2017, the Company received notification from Nasdaq that the listing qualification department had determined to delist the Company’s shares from the Nasdaq Stock Market. As reported in the Form 8-K dated November 14, 2017, Nasdaq completed the delisting and the Company’s shares were suspended from trading on the Nasdaq Stock Market on November 16, 2017. The Company did not appeal the Panel’s decision and is now listed with OTC Markets Inc., currently trading on the OTCQB exchange.

Changes in Board of Directors and Certain Officers

On August 16, 2017 the Company received a resignation letter from Mr. Steve Gorlin from his position as a director and Co-Chairman of the Board of Directors of the Company. There were no disagreements between Mr. Gorlin and the Company.

On August 16, 2017, the Board appointed Mr. Jesse Crowne to fill Mr. Gorlin’s vacancy and to serve as a director and Co-Chairman of the Company’s Board of Directors.

On August 16, 2017, Jeffery Wright resigned from his position as Chief Financial Officer of the Company. The resignation is not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Wright remains with the Company as its Controller which is deemed to be an executive officer position.

On August 16, 2017, the Board appointed Charles Farrahar to serve as the Company’s Chief Financial Officer.

On February 2, 2018, the Company received a resignation letter from Mr. Patrick Kullmann from his position as Chief Operating Officer of the Company. There were no disagreements between Mr. Kullmann and the Company. Mr. Kullmann will continue to work with the Company in an advisory capacity through July 31, 2018.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company adopted the amendments of ASU 2014-09 effective quarter ended September 30, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

MedoveX Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedoveX Corp and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has an accumulated deficit and has incurred significant operating losses and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Atlanta, Georgia
March 30, 2018

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash	$245,026	$892,814
Accounts receivable	157,069	—
Other receivables	86,888	—
Inventory	294,714	—
Prepaid expenses	204,532	364,822
Short-term receivable	150,000	—
Total Current Assets	1,138,229	1,257,636
Long Term Receivable	—	150,000
Property and Equipment, net of accumulated depreciation	87,173	97,590
Deposits	2,751	2,751
Total Assets	$1,228,153	$1,507,977
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Interest payable	$69,222	$69,222
Accounts payable	196,171	225,725
Accounts payable to related parties	12,319	—
Accrued liabilities	64,000	459,800
Notes payable, current portion	132,294	126,086
Short-term note payable, net of debt discount	—	970,240
Unearned revenue	1,048	—
Total Current Liabilities	475,054	1,851,073
Long-Term Liabilities
Notes payable, net of current portion	38,990	103,742
Deferred rent	688	1,179
Total Long-Term Liabilities	39,678	104,921
Total Liabilities	514,732	1,955,994
Stockholders’ Equity (Deficit)

Preferred stock - $.001 par value: 500,000 shares authorized, 12,740 shares issued and outstanding at December 31,2017, no shares issued issued and outstanding at December 31, 2016	13	—
Common stock - $.001 par value: 49,500,000 shares authorized, 21,163,013 and 14,855,181 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	21,163	14,855
Additional paid-in capital	33,509,648	25,898,054
Accumulated deficit	(32,817,403)	(26,360,926)
Total Stockholders’ Equity (Deficit)	713,421	(448,017)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,228,153	$1,507,977

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2017	2016
Revenues	$207,396	$—
Less: Discounts allowed	(52)	—
Cost of Goods Sold	(162,837)	—
Gross Profit	44,507	—

Operating Expenses
General and administrative	4,721,893	4,872,626
Sales & Marketing	865,377	391,698
Research and development	491,076	1,126,535
Depreciation and amortization	27,100	11,267
Impairment of goodwill	—	6,455,645
Total Operating Expenses	6,105,446	12,857,771

Operating Loss	(6,060,939)	(12,857,771)

Other Income	957	—

Other Expenses
Interest expense	395,332	455,304
Total Other Expenses	395,322	455,304

Loss from Continuing Operations	(6,455,314)	(13,313,075)

Discontinued Operations
Loss from discontinued operations	1,163	477,497
Impairment loss	—	1,584,048
Disposal loss	—	852,864
Total Loss from Discontinued Operations	(1,163)	(2,914,409)
Net Loss	$(6,456,477)	$(16,227,484)

Loss per share – Basic and Diluted
Continued Operations	$(0.34)	$(1.00)
Discontinued Operations	—	(0.22)
Net Loss per share	$(0.34)	$(1.22)

Weighted average outstanding shares used to compute basic and diluted net loss per share	19,142,795	13,250,789

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2017 and 2016

	Common Stock		Preferred Stock		Due From	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	(Deficit)
Balance – December 31, 2015	11,256,175	$11,256	—	$—	$(20,000)	$20,164,911	$(10,133,442)	$10,022,725
Conversion of promissory note on January 25, 2016	552,041	552	—	—	—	1,071,961	—	1,072,513
Warrant price modification on January 25, 2016	—	—	—	—	—	18,050	—	18,050
Warrant price modification on February 16, 2016	—	—	—	—	—	7,670	—	7,670
Receivable portion of note of convertible debt	—	—	—	—	20,000	—	—	20,000
Issuance of common stock pursuant to a private placement completed in April 2016	1,211,703	1,212	—	—	—	800,435	—	801,647
Issuance of warrants pursuant to a private placement completed in April 2016	—	—	—	—	—	374,623	—	374,623
Issuance of common stock in exchange for consulting services in April 2016	37,500	38	—	—	—	47,962	—	48,000
Issuance of common stock pursuant to a private placement completed in August 2016	1,083,333	1,083	—	—	—	975,526	—	976,609
Issuance of warrants pursuant to a private placement completed in August 2016	—	—	—	—	—	323,391	—	323,391
Issuance of common stock in exchange for consulting services in August 2016	60,000	60	—	—	—	76,740	—	76,800
Issuance of warrants pursuant to a term loan completed in September 2016	—	—	—	—	—	135,971	—	135,971
Issuance of common stock in exchange for consulting services in September 2016	83,000	83	—	—	—	124,417	—	124,500
Issuance of common stock pursuant to a private placement completed in December 2016	571,429	571	—	—	—	999,429	—	1,000,000
Stock based compensation	—	—	—	—	—	776,968	—	776,968
Net loss	—	—	—	—	—	—	(16,227,484)	(16,227,484
Balance – December 31, 2016	14,855,181	$14,855	—	$—	$—	$25,898,054	$(26,360,926)	$(448,017)
Issuance of common stock in exchange for BOD fees in January 2017	173,912	174	—	—	—	239,826	—	240,000
Issuance of common stock pursuant to a private placement completed in February 2017	1,631,730	1,632	—	—	—	1,207,032	—	1,208,664
Issuance of preferred stock pursuant to a private placement completed in February 2017	—	—	12,740	13	—	943,673	—	943,686
Issuance of warrants pursuant to a private placement completed in February 2017	—	—	—	—	—	465,709	—	465,709
Issuance of common stock pursuant to the conversion of a short term note in February 2017	165,865	166	—	—	—	145,753	—	145,919
Issuance of preferred stock pursuant to the conversion of a short term note in February 2017	—	—	9,399	9	—	826,865	—	826,874
Issuance of warrants pursuant to the conversion of a short term note in February 2017	—	—	—	—	—	177,207	—	177,207
Issuance of common stock pursuant to warrant cancellations in February 2017	200,000	200	—	—	—	207,800	—	208,000
Issuance of common stock pursuant to preferred stock conversion in March 2017	414,663	415	(4,147)	(4)	—	(411)	—	—
Issuance of common stock pursuant to preferred stock conversion in April 2017	525,240	525	(5,252)	(5)	—	(520)	—	—
Issuance of common stock pursuant to a private placement completed in July 2017	2,956,043	2,956	—	—	—	2,019,670	—	2,022,626
Issuance of warrants pursuant to a private placement completed in July 2017	—	—	—	—	—	446,561	—	446,561
Issuance of common stock in exchange for BOD Fees in October 2017	115,389	115	—	—	—	134,885	—	135,000
Issuance of common stock in exchange for consulting services in October 2017	74,990	75	—	—	—	80,925	—	81,000
Issuance of common stock in exchange for consulting services in December 2017	50,000	50	—	—	—	33,450	—	33,500
Stock based compensation	—	—	—	—	—	683,169	—	683,169
Net loss	—	—	—	—	—	—	(6,456,477)	(6,456,477)
Balance – December 31, 2017	21,163,013	$21,163	12,740	$13	$—	$33,509,648	$(32,817,403)	$713,421

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(6,456,477)	$(16,227,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,100	11,396
Amortization of intangible assets	—	189,522
Amortization of debt discount	31,773	357,297
Debt conversion expense	355,985	68,694
Intangible asset impairment loss	—	1,584,048
Goodwill impairment loss	—	6,455,645
Disposal loss	—	852,864
Stock based compensation	683,169	776,968
Straight-line rent adjustment	(491)	688
Common stock issued for consulting services	114,500	249,300
Non-cash directors fees	—	20,000
Adjustment of fair value of warrant modification	—	25,720
Changes in operating assets and liabilities, net of effects of acquisition and disposition:
Accounts receivable	(157,069)	33,045
Other receivables	(86,888)	—
Prepaid expenses	229,632	(128,400)
Inventory	(294,714)	—
Unearned revenue	1,048	—
Accounts payable	(29,554)	(52,584)
Interest payable	—	(3,670)
Accounts payable to related parties	12,319	—
Accrued liabilities	(20,800)	359,483
Net Cash Used in Operating Activities	(5,590,467)	(5,427,468)
Cash Flows from Investing Activities
Proceeds from disposition of, net assets of Streamline Inc.	—	500,000
Expenditures for property and equipment	(16,682)	(85,133)
Net Cash (Used in) Provided by Investing Activities	(16,682)	414,867
Cash Flows from Financing Activities
Principal payments under note payable obligation	(127,885)	(136,022)
Proceeds from issuance of common stock, net of offering costs	3,838,671	2,778,256
Proceeds from issuance of warrants, net of offering costs	1,248,575	833,985
Proceeds from issuance of short term debt	—	859,029
Net Cash Provided by Financing Activities	4,959,361	4,335,248
Net Decrease in Cash	(647,788)	(677,353)
Cash - Beginning of period	892,814	1,570,167
Cash - End of period	$245,026	$892,814
Cash paid for interest	$7,161	$11,469
Non-cash investing and financing activities
Finance agreement for insurance policy	$69,343	$66,582
Conversion of note and accrued interest to common stock and preferred stock	826,874	1,072,513
Conversion of short-term loan to common stock	145,919
Issuance of warrants for conversion of note	177,207	—
Issuance of common stock for consulting services	114,500	249,300
Common stock issued for board fees	375,000	—
Issuance of common stock for preferred stock conversion	931	—
Issuance of common stock warrants for placement agent fees	153,688	—
Repayment of due from stockholder through forgone director fees	—	20,000
Note receivable from disposition of Streamline	—	150,000

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

Basis of Presentation And Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MedoveX Corp., its wholly-owned subsidiary, Debride, as well as its wholly owned subsidiary, Streamline Inc. (“Streamline”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements, generally accepted accounting principles in the United States (“U.S. GAAP”) requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2017 and 2016 consists of funds deposited in checking accounts with commercial banks.

Accounts Receivable, Sales Returns, Discounts and Allowances

Accounts receivable primarily represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.

The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized. The allowance is estimated for trade accounts receivable based on the expected collectability of accounts receivable after considering the Company’s historical collection experience and the length of time an account is outstanding. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. As the Company only commenced sales in July 2017, all outstanding trade receivables were deemed collectable, thus, no allowance for doubtful accounts was recorded at December 31, 2017 and 2016.

Other Receivables

Other receivables include input and importation value added tax (VAT) paid by the Company for conducting business in the European Union (“EU”) and for importing goods from outside the EU.

Inventory

Inventories consist of only finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

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

Revenue Recognition

The Company has elected to early adopt Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers. Under ASC 606, the Company applies a new 5-step revenue recognition process as promulgated, the core principle of which necessitates companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service.

Identify the contract with the customer

Medovex has two types of customers: distributors, and individual hospitals and practitioners.

Distributors:

We currently have distribution agreements with distributors located in Italy, Austria, Colombia, Scandinavia, Brazil, Israel, Australia, Turkey, Spain, Switzerland, Chile, Taiwan, Poland, Slovakia, the Czech Republic and the United Kingdom. For each distributor, a standardized distribution agreement is executed and is the definitive contract between the Company and the customer. Each distribution agreement details the pricing, order placement, stocking requirements, terms of payment, and shipping terms under which the DenerveX System will be shipped to the distributor. The distributor places orders for additional product, but all these orders are subject to the terms of the Distribution Agreement.

Direct Customers:

In Germany, all our customers are direct hospitals and individual practitioners. Sales in Germany are solicited by and placed with third party contractors on behalf of Medovex. Medovex has sales agreements with each third party sales representative selling the DenerveX System. Each sales agreement details the price at which the DenerveX System must be sold to the customer. A purchase order from the customer is required before the Company will ship product to the customer. This purchase order contains all the terms and conditions of the sale and is considered the definitive contract for this type of sale.

Identify the performance obligation in the contract

Our stocking distributors, who sell the DenerveX System to their customers or sub-distributors, contractually take title to the products and assume all risks of ownership at the time of shipment. The Company has no further obligations once the product is shipped. Our stocking distributors are obligated to pay us the contractually agreed upon invoice price within specified terms regardless of when, if ever, they sell the products. Since no right of return exists, the product is not considered consigned inventory. For direct sales to hospitals and practitioners in Germany, the obligation is met when the product is shipped. Our direct customers do not have any contractual rights of return or exchange other than for defective product or shipping error.

Determine the transaction price

DenerveX Kit:

The DenerveX kit consists of one (1) Denervex handheld device, one (1) K-Wire, one (1) dilator, one (1) tissue stabilizer, (1) one portal tube and one (1) portal driver. The product is marketed as a disposable, single-use kit which includes all of the components packaged together.

The transaction price for the DenerveX Kit is specifically outlined in the standardized distribution agreements for all distributors at a price of $492.50 per kit (each). The standardized distribution agreements also contain provisions for the purchase of demo-units at a transaction price of $246.25 per kit (each). The sales transaction price for one (1) DenerveX Kit is stated in US dollars for all distribution customers.

The transaction price for the DenerveX Kit is specifically outlined in the standardized sales rep agreements for all sales contractors at a price of €1,100 per kit (each). The sales price for one (1) DenerveX Kit is stated in euros for all German sales.

Pro-40 Generators:

The DenerveX device requires a custom generator for power and cannot be used for any other purpose. For each initial order of the DenerveX Kit, a generator is provided to each customer at no charge. The Company does not recognize any revenue for the no-charge generator units. The units are removed from inventory and recognized as a cost of sales at the time of shipment. Customers may order demo generators, however, the Company charges for these units.

The transaction price for the demo generators is specifically outlined in the standardized distribution agreement for all distributors at a price of $2,500 per unit.

Allocate the transaction price

In the Company’s case, 100% of the transaction price is recorded as revenue.

Recognize revenue when or as the entity satisfies a performance obligation

Revenue recognition occurs at the time product is shipped, FOB shipping, to all customers from the third-party distribution warehouse located in Berlin, Germany.

For Medovex, this is considered the point at which the customer gains control of the Denervex device and there are no remaining material performance obligations. If something abnormal were to happen to the product in transit, the matter would be handles with the carrier, however, the sale would remain intact.

Research and Development

Research and development costs are expensed as incurred.

Advertising

The Company expenses all sales and marketing costs as incurred. For the years ended December 31, 2017 and 2016, advertising costs were approximately $332,000 and $224,000, respectively.

Translation of Foreign Currencies

The Company’s revenues and expenses transacted in foreign currencies are translated as they occur at exchange rates in effect at the time of each transaction. Realized gains and losses on foreign currency transactions are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. As the Company commenced sales of the DenerveX System in July 2017, the Company recorded an immaterial amount in foreign currency exchange for the year ended December 31, 2017.

Assets and liabilities of the Company denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date and are recorded as a separate component of accumulated other comprehensive income or loss in the shareholders’ equity section of the Company’s consolidated balance sheet. The Company recorded an immaterial amount in unrealized foreign currency translation as of December 31, 2017, as such, we did not present as a separate component of accumulated other comprehensive income in the shareholders’ equity section of the Company’s consolidated balance sheet.

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

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share: 7,194,215 warrants and 1,314,059 common stock options outstanding were considered anti-dilutive and excluded for the years presented.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain US bank account balances in excess of FDIC insured limits. The Company may also maintain German bank account balances in excess of Germany’s deposit guarantee regulations within the framework of the German Banks’ Compensation Scheme. At December 31, 2017, the Company did not have cash deposits that exceeded federally insured deposit limits in the US or Germany. At December 31, 2016, the Company had only US cash deposits that exceeded federally insured deposit limits. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued, both effective and not yet effective.

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company adopted the amendments of ASU 2014-09 effective quarter ended September 30, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Note 3 – Inventory

Inventories consist only of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of December 31, 2017, and December 31, 2016:

	December 31, 2017	December 31, 2016
Split Return Electrodes	$1,868	$—
Denervex device	111,596	—
Pro-40 generator	181,250	—
Total	$294,714	$—

Note 4 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31, 2017	December 31, 2016
Furniture and fixtures	5 years	$67,777	$65,987
Computers and software	3 years	31,738	19,928
Leasehold improvements	5 years	35,676	32,593
		135,191	118,508
Less accumulated depreciation		(48,018)	(20,918)

Total		$87,173	$97,590

Depreciation and amortization expense, excluding depreciation and amortization from Streamline, Inc., amounted to $27,100 for the year ended December 31, 2017 and $11,267 for the year ended December 31, 2016.

Note 5 – Patent Assignment and Contribution Agreements

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

The Company also executed a co-development agreement for the DenerveX technology with royalty provisions with James R. Andrews, M.D., as more fully described in Note 12.

During 2017, the Company incurred an aggregate of approximately $1,600 in expenses under both the royalty and co-development agreements, of which approximately $1,000 was included in accounts payable at December 31, 2017. No royalties were paid in 2016.

Note 6 - Equity Transactions

Private Placements

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

The offering resulted in gross proceeds of $3,022,000 and resulted in the issuance of an aggregate of 1,631,730 shares of common stock, 12,740 shares of Series A Preferred Stock and warrants to purchase 2,005,761 shares of common stock. The placement agent collected an aggregate of approximately $350,000 in fees related to the offering and warrants to purchase an aggregate of 405,577 shares of common stock at a price of $1.50 per share.

Each share of Series A Preferred Stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A Preferred Stock.

On July 14, 2017, the Company entered into a Securities Purchase Agreement with selected accredited investors whereby the Company sold an aggregate of 2,956,043 shares of common stock and 1,478,022 warrants to purchase common stock. The Offering resulted in $2,690,686 in gross proceeds to the Company. The placement agent collected $188,000 in total fees related to the offering. The common stock shares were sold at $0.91 per share which was the closing price of the Company’s common stock on July 13, 2017, the day prior to the agreement. Each warrant has an exercise price of $1.15 and is exercisable for a period of five years commencing six months from the date of issuance.

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

preferred Stock Conversion

On March 28, 2017, 4,147 shares of Series A Preferred Stock were converted into an aggregate of 414,663 restricted shares of authorized common stock, par value $0.001 per share.

On April 21, 2017, 5,252 shares of Series A Preferred Stock were converted into an aggregate of 525,240 restricted shares of authorized common stock, par value $0.001 per share.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

On October 14, 2013, shareholders approved the MedoveX Corp. 2013 Stock Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options to employees and non-statutory stock options to employees, consultants, and directors for up to 1,150,000 shares of common stock. On November 10, 2016, shareholders approved a 500,000 share increase in the number of shares available for issuance under the Plan, from 1,150,000 to 1,650,000 shares. On October 28, 2017, shareholders approved a 1,000,000 share increase in the number of shares available for issuance under the Plan, from 1,650,000 to 2,650,000 shares.

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

During 2017, the Company granted options to purchase 189,159 shares of common stock to certain employees. The options vest as follows: 25% on the date of grant and 25% on each of the next three anniversaries. The options granted were at the market value of the common stock on the date of the grant.

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

The significant assumptions used to estimate the fair value of the equity awards granted are;

Grant date	February 3	March 28
Fair value of options granted	$0.5775	$0.6856
Expected term (years)	6	6
Risk-free interest rate	2.10%	2.11%
Volatility	52.31%	51.86%
Dividend yield	None	None

For the years ended December 31, 2017 and 2016, the Company recognized approximately $486,000 and $777,000, respectively, as compensation expense with respect to stock options.

A summary of the Company’s share-based compensation activity and related information is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2015	380,000	$3.95	9.1

Granted	744,900	$1.24	9.52
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at 12/31/2016	1,124,900	$2.15	9.0

Granted	189,159	$1.17	9.10
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at 12/31/2017	1,314,059	$2.01	8.19
Exercisable at 12/31/2017	954,740	$2.08	8.13

As of December 31, 2017, there were 359,319 shares of time-based, non-vested stock. Unrecognized compensation cost amounts to approximately $184,000 as of December 31, 2017 and will be recognized as an expense on a straight-line basis over a remaining weighted average service period of 1.73 years. The fair value of vested share-based compensation at December 31, 2017 and 2016 was approximately $544,000 and $697,000, respectively.

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

In August 2017, the Board approved an aggregate stock grant of 300,000 restricted common shares from the 2013 Stock Option Plan.

Of the 300,000 shares granted, 175,000 of the shares are to be issued to the Company’s investor relations consultant as follows; 25% on August 17, 2017, the date of grant, 40% 4 months from the date of grant, and 35% 1 year from the date of grant. The Company recognized approximately $81,000 as compensation expense with respect to the stock grant for the year ended December 31, 2017.

The remaining 125,000 shares, of the 300,000 shares granted, are to be issued to a member of the Company’s Board of Directors as follows; 25% on August 17, 2017, the date of grant, 25% in 1 year from the date of grant and 50% 2 years from the date of grant. The Company recognized approximately $34,000 as compensation expense with respect to the stock grant for the year ended December 31, 2017.

Note 7 – Commitments

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities (see “Related Party Transactions”) on a monthly basis. Base rental payments under this arrangement are $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $34,600 and $30,400 for the years ended December 31, 2017 and 2016, respectively.

On July 8, 2015, the Company entered into a 3 year lease agreement for a commercial building which commenced on August 1, 2015.

Total lease expense for the year ended December 31, 2017 and 2016 was approximately $35,000 and $34,000, respectively, related to this lease. Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

December 31, 2018	21,000
$21,000

Equipment

The Company entered into a non-cancelable 36-month operating lease agreement for equipment on April 22, 2015. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance.

Total lease expense for the years ended December 31, 2017 and 2016 was approximately $2,600. Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ended:

December 31, 2018	800
$800

Consulting Agreements

In January 2017, the consulting agreement with one of the Company’s founding stockholders to provide business development consulting services was modified from $5,000 per month to $10,000 per month and initially extended through January 2018, however, was modified and terminated effective October 31, 2017. The Company paid $95,000 for the year ended December 31, 2017 under the agreement. The Company paid $55,000 for the year ended December 31, 2016 under the agreement.

In July 2017, the Company modified the consulting agreement with the sales, marketing, and distribution consultant in Latin America. The agreement to provide consulting services was modified from $5,000 per month to $7,000 per month and extended through December 31, 2017. The Company paid $66,000 and $10,000, respectively, for the years ended December 31, 2017 and 2016 under this agreement.

On August 23, 2017, the Company retained a consulting firm to provide advisory services specific to matters with respect to potential mergers and acquisitions over a nine-month period at a fee of $75,000. The fee is payable in quarterly installments of $25,000 beginning at the start of the advisory period and every three months thereafter. The engagement was originally set to terminate on May 10, 2018, however was terminated early effective December 31, 2017. The Company paid $25,000 in 2017 under the agreement.

The Company has consulting agreements with three sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €27,500 (approximately $33,000) per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 30, 2019. The Company paid approximately $238,000 and $85,000, respectively, for the years ended December 31, 2017 and 2016.

Employment Agreements

The Company entered into Employment Agreements with each of its five executive officers for aggregate compensation amounting to approximately $1,064,000 and $984,000, per annum, plus customary benefits for the years ended December 31, 2017 and 2016, respectively. These employment agreements, having commenced at separate dates, are for terms of three years which began in October 2013 and ends in January 2018.

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

Co-Development Agreement

In September 2013, the Company executed a Co-Development Agreement with James R. Andrews, M.D. (“Dr. Andrews”) to further evaluate, test and advise on the development of products incorporating the use of the patented technology. In exchange for these services the Company is obligated to pay Dr. Andrews a royalty of 2% of revenues earned from applicable product sales over a period of 5 years. If Dr. Andrews is listed as inventor of any Improvement Patent on the DenerveX device during the 5-year term, he would continue to receive a 1% royalty after the 2% royalty expires for the duration of the effectiveness of the Improvement Patent. See Note 5.

Generator development agreement

The Company is obligated to reimburse Bovie up to $295,000 for the development of the Pro-40 electrocautery generator. For the year ended December 31, 2017 and 2016, the Company paid approximately $33,200 and $102,400, respectively, under this agreement. Through December 31, 2017, we have paid approximately $422,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. We are currently manufacturing the generator for sales.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement through June 2019 with a logistics service provider in Berlin, Germany, pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU. The Company pays a fixed monthly fee of €2,900 (approximately $3,500) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based on volume of shipments, for logistics, warehousing and customer support services. Total expenses paid under the distribution center and logistics agreement was approximately $75,700 for the year ended December 31, 2017.

Note 8 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2017. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $24,000 and carry an annual percentage interest rate of 5.98%.

The Company had an outstanding premium balance of approximately $68,000 at December 31, 2017 related to the agreement, which is included in notes payable, current portion in the consolidated balance sheets.

Promissory Notes

In conjunction with the consummation of the Streamline acquisition in March 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 payable to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Assumption of the liabilities was not included as part of the asset purchase agreement that was executed in December 2016. Thus, the Company retained the promissory notes upon consummation of the divestiture.

Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The promissory notes had outstanding balances of approximately $104,000 and $165,000 at December 31, 2017 and December 31, 2016, respectively.

Expected future payments related to the promissory notes as of December 31, 2017, are approximately as follows:

For the year ended:

2018	64,000
2019	45,000
$109,000

The Company paid interest expense related to the promissory notes for the year ended December 31, 2017 and 2016 in the amount of approximately $7,000 and $10,000, respectively. The Company had unpaid accrued interest in the amount of approximately $69,000 at December 31, 2017 and 2016 related to the promissory notes.

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

On February 9, 2017, the Company’s $1,150,000 short-term note payable was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of Series A Preferred Stock, eliminating the Company’s debt obligation. See Note 6.

Original Issuance Discount

The principal face value of the loan was $1,150,000 and was issued with an original issuance discount of $150,000 which resulted in aggregate proceeds of $1,000,000. The loan had a default interest rate of 15% per year and a maturity date of June 16, 2017.

Prior to the conversion, the Company would have been required to repay the principal amount of the loan following the Company’s receipt of any financing in aggregate of $1,650,000 within six months from the closing. Additionally, investors had the option to convert the $150,000 original issuance discount, which accreted over the life of the loan, and principal into future financing or be paid back in cash. The note was also presented net of the issuance costs of $5,000 which accreted over the life of the note, based on the effective interest method. Accretion expense for the year ended December 31, 2017 and 2016 was approximately $32,000 and $111,000, respectively.

Note 9 – Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices were available in an active market for the four comparative companies used for volatility.

A summary of the Company’s warrant issuance activity and related information as of December 31, 2017 and 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2015	1,974,783	$2.86	4.0

Issued	1,530,064	$1.34	4.2
Outstanding at 12/31/2016	3,504,847	$1.85	3.9

Issued	3,889,368	$1.37	4.2
Cancelled	(200,000)	$1.625	—
Outstanding at 12/31/2017	7,194,215	$1.74	3.4
Exercisable at 12/31/2017	7,194,215	$1.74	3.4

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued in 2017 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private Placement	2/8/17	$1.04	$1.50	$0.38	5 years	1.81	52.21
Private Placement	7/14/17	$0.91	$1.15	$0.36	5 years	1.87	51.79

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

The sale resulted in the immediate receipt of $500,000 in cash, and a $150,000 note receivable due to the Company on or before January 1, 2018. The $150,000 note receivable represents the non-contingent portion of the receivables due from the sale and it also represents the short-term receivable as of December 31, 2017.

The Company subsequently received the short-term receivable on January 2, 2018. See Note 16. Recording the present value of the receivable at December 31, 2016 and recognizing the subsequent accretion expense over the one-year period ended December 31, 2017 led to an immaterial amount.

The terms of the sale also required that for each of the calendar years ending December 31, 2018 and December 31, 2019 (each such calendar year, a “Contingent Period”), a contingent payment in cash (each, a “Contingent Payment”) equal to five percent (5%) of the total net sales received by the acquiring party from the sale of “IV suspension system” products in excess of 100 units during each Contingent Period. Each such Contingent Payment is payable to the Company by the acquiring party by no later than March 31st of the subsequent year; provided, however, that the total aggregate amount of all Contingent Payments owed by the acquiring party to the Company for all Contingent Periods will not exceed $850,000. The Company is yet to receive any Contingent Payments.

The results of the discontinued operations, which represents Streamline’s IV Suspension System (“ISS”), are as follows:

	Year Ended December 31,
	2017	2016
Operating Expenses
General and administrative	$1,163	$218,444
Research and development	—	59,418
Depreciation and amortization	—	189,652
Disposal loss	—	852,864
Impairment loss	—	1,584,048
Total Operating Expenses	1,163	2,904,426
Operating Loss	(1,163)	(2,904,426)
Other Expenses
Interest expense	—	9,983
Total Other Expenses	—	9,983
Net Loss	$(1,163)	$(2,914,409)

Cash flows from discontinued operations are as follows:

	Year Ended December 31,
	2017	2016
Cash Flows used in Operating Activities	$(1,163)	$(452,592)
Cash Flows provided by Investing Activities	—	1,286
Cash Flows used in Financing Activities	—	—
Net Cash Used in Discontinued Operations	$(1,163)	$(451,306)

Amortization expense related to the discontinued intangible assets for the year ended December 31, 2017 and 2016 was approximately $0 and $190,000, respectively. The recognition of amortization expense related to the discontinued assets ceased in May 2016 when the Board of Directors authorized Management to seek buyers for Streamline.

Depreciation expense amounted to $0 and $129, respectively, for the year ended December 31, 2017 and 2016.

Note 11 – Impairment of Intangible assets and Goodwill

As discussed in Note 2, the Company reviews long-lived assets for impairment whenever events or changes in circumstances or occurrence of events suggest impairment exists in accordance with FASB ASC 360.

The Board of Directors decision to seek buyers for Streamline, as discussed in Note 10, was made after management evaluated and determined potential impairment indicators existed relating to poor operating performance as sales were less than previously anticipated. The impact of the operating losses incurred from the Streamline portion of the business contributed significantly to the Company’s operations and financial results. As such, the Company separated the asset groups accordingly between the amortizable intangible assets in developed technology and trademark, and the non-amortizable intangible asset in goodwill, and completed an impairment analysis using a two-step process as described in Note 2.

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

Note 12 - Income Taxes

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2017, the Company has not incurred any interest or penalties relating to uncertain tax positions.

The Company’s evaluation was performed for the tax years ending December 31, 2016, 2015 and 2014, which remain subject to examination by major tax jurisdictions as of December 31, 2017. The Company does not have any tax years that are no longer subject to U.S. federal, state, and local, or non-US income tax examinations.

For the years ended December 31, 2017 and 2016, the Company has incurred net losses and, therefore, has no current income tax liability and recognized no income tax expense. The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2017 and 2016 since it is more likely than not that the benefit will not be realized in future periods.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

	2017	2016
Statutory rate – federal	21.0%	34.0%
State taxes, net of federal benefit	4.0	4.0

Income tax benefit	25.0%	38.0%
Less valuation allowance	(25.0)	(38.0)
Total	0.00%	0.00%

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

During fiscal 2017 and 2016, we weighed all available positive and negative evidence and concluded the weight of the negative evidence of a cumulative loss continued to outweigh the positive evidence. Based on the conclusions reached, we maintained a full valuation allowance during 2017 and 2016.

Deferred tax assets and liabilities consist of the following at December 31:

	2017	2016
Deferred Tax Assets:
Start-up costs	$5,566,520	$5,738,469
Share-based compensation	238,109	203,761
Total Deferred Tax Assets	5,804,629	5,942,230
Valuation Allowance	(5,804,629)	(5,942,230)
Net Deferred Tax Asset	$—	$—

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2017. The Company has not undergone any tax examinations since inception and is therefore not subject to examination by any applicable tax authorities.

Note 13 - Related-Party Transactions

Royalty Agreement

As further described in Note 5, the Company has a Contribution and Royalty Agreement with Dr. Haufe.

During 2017, the Company incurred an aggregate of approximately $1,600 in expenses under both the royalty and co-development agreements, of which approximately $1,000 was included in accounts payable at December 31, 2017. No royalties were incurred in 2016.

Co-Development Agreement

As further described in Note 7, the Company has a Co-Development Agreement with Dr. Andrews.

During 2017, the Company incurred an aggregate of approximately $1,600 in expenses under both the royalty and co-development agreements, of which approximately $1,000 was included in accounts payable at December 31, 2017. No co-developments expenses were incurred in 2016.

Aviation Expense

Periodically the Company may charter general aviation aircraft from TAG Aviation LLC (“TAG”), a company owned by Mr. Jarrett Gorlin. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party. General aviation expenses paid to TAG was approximately $0 and $26,000, respectively, for the years ended December 31, 2017 and 2016.

Operating Lease

As described in Note 7, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Rent payments under this arrangement is $2,147 per month.

Rent expense and utilities cost paid to TAG Aviation amounted to approximately $34,600 and $30,400, respectively, for the years ended December 31, 2017 and 2016.

Consulting Expense

As described in Note 7, the Company paid $95,000 and $55,000, respectively, for the year ended December 31, 2017 and 2016 to a founding stockholder for business advisory services.

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

During 2017, the Company incurred approximately $302,000 of expense under this agreement, with approximately $7,000 of the amount in payables at December 31, 2017. During 2016, the Company incurred approximately $481,000 of expense under this agreement, with approximately $63,000 of the amount in payables at December 31, 2016.

Through December 31, 2017 and 2016, we have paid approximately $1,849,000 and $1,547,000, respectively, to Devicix under this agreement. The agreement with Devicix is now complete following the commercial launch of the DenerveX System.

DenerveX Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. As described in Note 7, in November 2014, the Company contracted with Bovie to customize one of their existing electrocautery generators for use with DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX was obtained.

The Bovie agreement required a base $295,000 development fee to customize the unit, plus additional amounts if further customization was deemed necessary beyond predetermined estimates.

The Company paid approximately $33,000 and $102,000, respectively, for the years ended December 31, 2017 and 2016. Through December 31, 2017 and 2016, we have paid approximately $422,000 and $389,000, respectively, to Bovie related to this agreement. The agreement with Bovie is now complete following the commercial launch of the DenerveX System.

Nortech Manufacturing Agreement

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce 315 DenerveX devices from the prototype supplied by Devicix for use in final development and clinical trials. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices.

Actual work on development of the final units began in November 2014. During 2017, the Company incurred approximately $146,000 of expense under this agreement, with approximately $40,000 of the amount in payables at December 31, 2017. During 2016, the Company incurred approximately $455,000 of expense under this agreement, with approximately $61,000 of the amount in payables at December 31, 2016.

From inception through December 31, 2017 and 2016, we have paid approximately $890,000 and $744,000, respectively, to Nortech under the agreement. The agreement with Nortech is now complete following the commercial launch of the DenerveX System.

Note 15 – Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $6,456,000 and $16,277,000 for the years ended December 31, 2017 and 2016, respectively. The Company will continue to incur losses until such time as it can sell a sufficient enough volume of the DenerveX System with margins sufficient to offset expenses.

To date, the Company’s primary source of funds has been from the issuance of debt and equity.

As discussed in Note 6, in February and July 2017, the Company obtained approximately $2,618,000 and $2,469,000, respectively, net of fees, in private equity financings. The Company will require additional cash in 2018 and is exploring other fundraising options. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2018, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the launch of its product outside the United States and seeking FDA approval to sell its product in the United States. Delaying or suspending these initiatives would raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 16 - Subsequent Events

On January 2, 2018, the Company received the $150,000 short-term receivable from the sale of Streamline. See Note 10.

On January 31, 2018, the Company issued a 5% convertible debenture in exchange for $100,000. The debenture accrues interest at 5% per annum. Principal and interest are due on January 30, 2019. The denture is convertible at the option of the holder into shares of the Company’s common stock at a conversion rate equivalent to 85% of the average closing price of the Company’s common stock for the 20 days preceding the conversion.

On February 2, 2018, the Company received a resignation letter from Mr. Patrick Kullmann from his position as Chief Operating Officer of the Company. There were no disagreements between Mr. Kullmann and the Company. Mr. Kullmann will continue to work with the Company in an advisory capacity through July 31, 2018.

On February 26, 2018, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company sold an aggregate of 770,000 shares of common stock and 385,000 warrants to purchase common stock. The offering resulted in $308,000 in gross proceeds to the Company. The warrants have a five-year term commencing six months from issuance with an exercise price of $0.75. The shares were sold at $0.40 per share.

On March 26, 2018 the Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. The outstanding principal and all accrued but unpaid interest is due on April 30, 2018. The Company issued warrants to purchase an aggregate of 133,333 shares of common stock par value $.001 per share in conjunction with the promissory note. Each warrant has an exercise price of $0.75 and is exercisable for a period of five years commencing from the date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer (our “CEO”) and our Chief Financial Officer (our “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that, there were no control deficiencies existing that constituted a material weaknesses.

Our CEO and CFO concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

During 2017, we established and filled the positions of Controller and Accounting Clerk, allowing us to segregate duties between these two positions and the CFO. In 2016 and previous years, the fact we had only one person performing most of the financial functions created a material weakness in our internal controls. However, with duties now segregated between 3 individuals as of December 31, 2017, based on the evaluation of the new disclosure controls and procedures, our CEO and our CFO concluded that our disclosure controls and procedures were effective.

The addition of the two new financial positions in 2017 qualify as changes to our internal controls as defined by Rule 13a-15(f) and Rule 15d-15(e) promulgated under the Exchange Act, and are likely to materially affect in a positive manner internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of ten (10) members: Larry Papasan, Scott M. W. Haufe, M.D., James R. Andrews, M.D., Jarrett Gorlin, Randal R. Betz, M.D., Major General C.A. “Lou” Hennies (retired), Ron Lawson, Jesse Crowne, John C. Thomas, Jr. and Jon Mogford.

Our current executive officers are Jarrett Gorlin, Chief Executive Officer; Charles Farrahar, Chief Financial Officer and Treasurer; Jeffery Wright, Controller and Dennis Moon, Executive Vice President.

Directors and Executive Officers

The following table provides information as of March 26, 2018 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Jesse Crowne	Director, Co-Chairman of the Board	38
Major General C.A. “Lou” Hennies	Director (2) (3)	80
James R. Andrews, M.D.	Director	76
Scott M. W. Haufe, M.D.	Director (2)	52
Ron Lawson	Director (1) (3)	73
Randal R. Betz, M.D.	Director	66
John C. Thomas, Jr.	Director (1)	64
Jon Mogford	Director	60
Larry Papasan	Co-Chairman of the Board (1) (2) (3)	77
Jarrett Gorlin	Chief Executive Officer and Director	42
Dennis Moon	Executive Vice President	42
Charles Farrahar	Chief Financial Officer & Secretary	57
Jeffery Wright	Controller	35

(1)	Member of audit committee

(2)	Member of compensation committee

(3)	Member of nominating and corporate governance committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

Jesse Crowne

Jesse Crowne was appointed to serve as Chairman of the Board of Directors on February 2, 2018. Mr. Crowne has been acting as a Vice President of Business Development for the Company since January 2015. Mr. Crowne has been a Managing Partner at Gorlin Companies, a healthcare focused single family office specializing in founding and funding early ventures since July 2015. Between August 2015 and January 2017, Mr. Crowne has been the President of Vavotar Life Sciences, a private clinical stage biotechnology company developing antibody directed oncology products. Since 2016, Mr. Crowne has served as an Adjunct Professor at Westminster College teaching a course on financing new ventures to MBA students. From October 2013 to March 2014, he was the Co-Founder of Virtual Clinic Trials, LLC, a cloud based document management solution for clinical trials until it was sold to Global Deal Market in 2014. From 2010 to June 2014, he was an associate at White Pine Medical, a subsidiary of Essex Woodlands, which was a private equity investment fund seeking late-stage medical device opportunities.

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

Larry Papasan

Larry Papasan has served as Chairman of the board of directors of the Company since September 2013. From July 1991 until his retirement in May 2002, Mr. Papasan served as President of Smith & Nephew Orthopedics. Mr. Papasan is also currently serving as a member of the board of directors for MiMedx Group, Inc., and has also served as a member of the board of directors of Reaves Utility Income Fund [NasdaqCM:UTG], a closed-end management investment company, since February 2003 and of Triumph Bancshares, Inc. (a bank holding company) since April 2005.

Previously, Mr. Papasan served as Director and Chairman of the board of directors of BioMimetic Therapeutics, Inc. prior to being sold to Wright Medical. BioMimetic Therapeutics worked on developing and commercializing bio-active recombinant protein-device combination products for the healing of musculoskeletal injuries and disease, including orthopedic, periodontal, spine and sports injury applications. Mr. Papasan also previously served as a Director for SSR Engineering, Inc. and AxioMed Spine Corporation.

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

Randal R. Betz, M.D.

Dr. Randal Betz has been a director of the Company since September 2013. Dr. Betz is an orthopaedic spine surgeon with a private practice in Princeton, New Jersey. He has held hospital positions as Chief of Staff at Shriners Hospitals for Children – Philadelphia and Medical Director of Shriners’ Spinal Cord Injury Unit. Dr. Betz is also a Clinical Professor of Orthopaedic Surgery at the Icahn School of Medicine at Mount Sinai in New York City.

Dr. Betz earned a Medical Degree from Temple University School of Medicine and was awarded the Alpha Omega Alpha honor. His Internship in general surgery and Residency in Orthopaedic Surgery were at Temple University Hospital. Dr. Betz’s Fellowship in Pediatric Orthopedics was at the Alfred I DuPont Institute (now Nemours/AI duPont Hospital for Children) in Wilmington, DE. Since his graduate work, Dr. Betz has had postdoctoral fellowship experiences with ABC Traveling Fellowship, North American Traveling Fellowship, the Berg-Sloat Traveling Fellowship, and recently the SRS Traveling Fellowship (serving as Senior Mentor). Many national and international professional societies count Dr. Betz as a member including: the American Academy of Orthopaedic Surgeons, American Paraplegia Society, American Spinal Injury Association, and Scoliosis Research Society. For many of these organizations, Dr. Betz has fulfilled the roles of board of director member and committee member, and he served as President of the Scoliosis Research Society in 2005.

In addition to an active hospital practice in pediatric spinal surgery, research is an important area of Dr. Betz’s career. He is a recipient of many research grants and he has ten patents, including several involving research in fusionless treatment of spinal deformities. Dr. Betz is coeditor of several medical textbooks, has contributed 45 chapters to medical books, and has authored or coauthored over 300 peer-reviewed or invited articles. Worldwide, Dr. Betz has delivered hundreds of paper presentations and invited lectures. Dr. Betz is double board certified by the American Board of Orthopaedic Surgery and the American Board of Physical Medicine and Rehabilitation (specializing in Spinal Cord Injury Medicine).

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

NON-DIRECTOR EXECUTIVE OFFICERS

President and Chief Operating Officer – Patrick Kullmann

Patrick Kullmann served as our President and Chief Operating Officer from September 2013 through February 2018. Mr. Kullmann has served in a contract capacity as the Chief Executive Officer of Streamline, Inc., a medical technology company since 2012. He is also the Founder of CG3 Consulting, LLC, a global medical technology advisory firm in Minneapolis, Boston and San Diego which he founded in 2008. CG3 Consulting provides consulting services to clients in the healthcare, scientific and technology industries. Prior to establishing CG3 Consulting, Mr. Kullmann was a senior director at Medtronic in their $2.3 billion Cardiovascular Division. He started his career working as a surgical sales representative in the Texas Medical Center in Houston. Mr. Kullmann has served in senior marketing, market development and sales leadership positions at Boston Scientific, Baxter, Johnson & Johnson, and four start-up medical device companies – two of which had successful liquidity events for a combined value of $220m. He is a graduate of Northern Michigan University, and has an MBA from California Coastal University. The board believes that Mr. Kullmann has the experience, qualifications, attributes and skills necessary to serve as President and Chief Operating Officer because of his years of experience in the medical technology field.

Chief Financial Officer and Treasurer – Charles Farrahar

Charlie Farrahar is a Certified Public Accountant with over 30 years of managerial finance, administration, human resource and risk management experience in the public, private and non-profit sectors. Mr. Farrahar was the first Chief Financial Officer of the Company from its inception in 2013 through its initial public offering. He remained with the Company as its Secretary, only, from January 2015 until August 16, 2017, when he agreed to resume the CFO role. Mr. Farrahar currently serves as Chief Financial Officer for several small private biotech companies in the research and development stage. In 2013, he joined a private governmental assistance startup as its CFO and Director of Human Resources, helping with the sale of that company to a private entity in 2011 after it had grown to a multi-state operation with over 400 employees. In the late 1990’s, he was CFO of Credit Depot Corp. (a Nasdaq listed entity).

Controller – Jeffery Wright

Mr. Wright is a Certified Public Accountant and previously served as our Chief Financial Officer and Treasurer from January 2015 through August 2017. Prior to joining the Company in December 2014, Mr. Wright was an audit senior at Ernst & Young within the Assurance Services division, where he had an opportunity to help manage audits of large ($2 billion to $10 billion annual revenue) publicly-traded companies. He also has experience auditing medium size ($2 million - $200 million annual revenue) privately-held companies in multiple industries with other accounting firms. Prior to his career in public accounting, Mr. Wright worked as a trading analyst in the retirement trust services department at Reliance Trust Company, managing the institutional trading desk to settle mutual fund transactions with the National Securities Clearing Corporation. Mr. Wright holds Master of Professional Accountancy and Bachelor of Business Administration degrees from the Georgia State University Robinson College of Business and is a member of the Georgia Society of Certified Public Accountants.

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

Director Independence

The Company has determined that Major General C.A. “Lou” Hennies, Scott M. W. Haufe, M.D., Ron Lawson, Jon Mogford, John C. Thomas, Jr. and Larry Papasan are “independent” as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

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

Each of the Company’s current independent directors, Major General C.A. “Lou” Hennies, Scott M. W. Haufe, M.D., Ron Lawson, Jon Mogford, John C. Thomas Jr., and Larry Papasan, are independent under the rules of the NASDAQ Capital Market. Accordingly, our board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of the NASDAQ Capital Market.

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

The Company’s policy encourages board members to attend annual meetings of stockholders.

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

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)
Jarrett Gorlin, CEO	2017	272,000	-	38,474	-	310,474
	2016	272,000	-	27,413	-	299,413

Patrick Kullmann, COO	2017	231,000	-	32,674	-	263,674
	2016	231,000	-	23,281	-	254,281

Dennis Moon, EVP	2017	201,000	-	28,431	-	229,431
	2016	201,000	-	20,257	-	221,257

Jeffery Wright, Controller	2017	140,000	-	18,388	-	158,388
	2016	130,000	-	13,102	-	143,102

Charles Farrahar, CFO	2017	45,000	-	-	-	45,000
	2016	45,000	-	-	-	45,000

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

If the Company terminates without cause or the employee terminates with good reason, the employee continues to collect his salary and benefits for 6 months after termination. The Employment Agreement also contains a non-compete clause prohibiting the employee from competing with the Company for 1 year after their separation. Currently no employment agreements are in effect.

The current annualized salaries of our executive officers are as follows:

Name & Position	Annual Salary
Jarrett Gorlin, CEO	$272,000
Charles Farrahar, CFO	$45,000
Jeffery Wright, Controller	$140,000
Dennis Moon, EVP	$201,000

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

The percentage of common equity beneficially owned is based upon 21,163,013 shares of Common Stock issued and outstanding as of December 31, 2017.

The number of shares beneficially owned by each stockholder is determined under the rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to such securities.

Under these rules, beneficial ownership includes any shares as to which the individual or entity has sale or shared voting power or investment power. Unless otherwise indicated, the address of all listed stockholders is c/o MEDOVEX, 3060 Royal Boulevard South Suite 150, Atlanta, Alpharetta 30022. Unless otherwise indicated each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Number of Shares Beneficially Owned(1)		Percentage of common equity beneficially owned
Scott M.W. Haufe, M.D., Director	811,170	(2) (4)	3.7%
Farrahar, Charles	193,576		0.9%
Jarrett Gorlin, Director and Officer	671,843	(3) (10)	3.1%
Larry W. Papasan, Co-chair of the Board of Directors	238,136	(4)	1.1%
John C. Thomas, Jr., Director	109,960	(4)	0.5%
Patrick Kullmann, Officer	281,506	(5) (8)	1.3%
Jeffery Wright, Officer	63,629	(7)	0.3%
Major General C.A. “Lou” Hennies, Director	141,348	(4)	0.6%
James R. Andrews, M.D., Director	141,348	(4)	0.6%
Ron Lawson, Director	318,256	(12)	1.4%
Jesse Crowne, Co-chair of the Board of Directors	251,990	(6)	1.1%
Randal R. Betz, M.D., Director	141,348	(4)	0.6%
Mogford Jon, Director	165,840	(11)	0.8%
Dennis Moon, Officer	245,226	(9)	1.1%
Officers and Directors as a Group (14 persons)	3,775,176		17.2%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.

(2)	Includes 532,335 shares held by Morgan Stanley Smith Barney custodian for Nicole Haufe Roth IRA, 25,000 shares held by Haufe Family Limited Partnership and 209,275 shares held by Nicole Haufe. Mr. Haufe disclaims beneficial ownership of the shares.

(3)	Includes 506,837 shares held by The Jarrett S. & Rebecca L. Gorlin Family Limited Partnership. Mr. Gorlin disclaims beneficial ownership of the shares.

(4)	Includes 10,000 shares pursuant to options exercisable within 60 days.

(5)	Includes 96,788 shares held by Pamela M.C. Kullmann. Mr. Kullmann disclaims beneficial ownership of Pamela M.C. Kullmann’s shares.

(6)	Includes 56,250 shares pursuant to options exercisable within 60 days.

(7)	Includes 63,629 shares pursuant to options exercisable within 60 days.

(8)	Includes 72,680 shares pursuant to options exercisable within 60 days.

(9)	Includes 51,650 shares pursuant to options exercisable within 60 days.

(10)	Includes 54,671 shares pursuant to options exercisable within 60 days.

(11)	Includes 150,000 shares pursuant to options exercisable within 60 days.

(12)	Includes 300,000 shares pursuant to options exercisable within 60 days.

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

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. As of December 31, 2017, we have granted an aggregate of 1,314,059 options to purchase common stock at a weighted average price of $1.51 per share to certain employees, consultants and to outside directors. As of December 31, 2017, we have granted an aggregate of 368,000 common stock shares from the Plan to certain outside consultants at the market price on the day of grant. If any of the awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company pays TAG Aviation (“TAG”), a company owned by CEO Jarrett Gorlin, for executive office space in Atlanta Georgia at a rate of $2,147 per month plus related utilities.

The rental rate is 90% of the amount billed to TAG Aviation by the owner of the property. The Company has also chartered aircraft from TAG Aviation. The total amount spent for chartered service with TAG Aviation was approximately $0 in 2017 and $26,000 in 2016. The Company believes that such aircraft charter is on terms no less favorable then it would receive from a third party.

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

Stock Option Grants to Executive Officers and Directors

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. In 2017 and 2016, we granted an aggregate of 147,611 and 597,600, respectively, of options to purchase common stock to executive officers and directors. If any of the Awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

Policies and Procedures for Approving Related Person Transactions

Our policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Exchange Act, is that the Company’s audit committee reviews all such transactions.

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

The following is a summary of the fees billed to the Company by Frazier & Deeter, LLC for professional accounting services rendered for the fiscal years ended December 31, 2017 and 2016.

	Fiscal Year 2017	Fiscal Year 2016
Audit fees	$99,500	$108,500
Tax fees	11,000	16,000
Other fees	2,500	—
Total	$113,000	$124,500

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q. Other fees consist of comfort letter service fees.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms

The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent public accounting firm during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee’s charter delegates to its Chair the authority to address any requests for pre-approval of services between audit committee meetings, and the Chair must report any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee’s charter.

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

MEDOVEX CORP.

Date: March 30, 2018	By:	/s/ Jarrett Gorlin
Jarrett Gorlin,
Chief Executive Officer

Signature	Title	Date

/s/ Jarrett Gorlin	Chief Executive Officer, President and Director
Jarrett Gorlin	(Principal Executive Officer)	March 30, 2018

/s/ Charles Farrahar	Chief Financial Officer
Charles Farrahar	(Principal Financial and Accounting Officer)	March 30, 2018

/s/ Jesse Crowne
Jesse Crowne	Chairman of the Board of Directors	March 30, 2018

/s/ Clyde A. Hennies
Clyde A. Hennies	Director	March 30, 2018

/s/ Scott M.W. Haufe
Scott M.W. Haufe	Director	March 30, 2018

/s/ James R. Andrews
James R. Andrews	Director	March 30, 2018

/s/ Ron Lawson
Ron Lawson	Director	March 30, 2018

/s/ Randal R. Betz
Randal R. Betz	Director	March 30, 2018

/s/ Larry Papasan
Larry Papasan	Director	March 30, 2018

/s/ John Thomas
John Thomas	Director	March 30, 2018

/s/ Jon Mogford
Jon Mogford	Director	March 30, 2018

EXHIBIT INDEX

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 16, 2013 among MedoveX Corp. f/k/a SpineZ Corp. and Debride Inc. (1)
2.2	Agreement and Plan of Merger, dated March 9, 2015 among MedoveX Corp. and Streamline, Inc. (2)
2.3	Asset Purchase Agreement, dated December 7, 2016, among MedoveX Corp., Streamline, Inc., Skytron, LLC and certain other parties thereto (3)
3.1	Articles of Incorporation of Spinez Corp. (1)
3.2	Certificate of Amendment to the Articles of Incorporation of Spinez Corp. (changing the name of the company to MedoveX Corp. and Effecting the Reverse Split of the Outstanding Shares of MedoveX Corp.’s Common Stock).
3.3	Bylaws of MedoveX Corp. (1)
4.1	Modification Agreement by and between the Company and Steve Gorlin dated January 25, 2016. (5)
4.2	Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated February 16, 2016. (6)
4.3	Second Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated March 25, 2016. (7)
4.4	Third Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated November 1, 2016 (7)
4.5	Fourth Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated November 30, 2016 (8)
10.1	2013 Stock Incentive Plan. (1)
10.2	Employment Agreement between MedoveX Corp. and Jarrett Gorlin dated October 14, 2013. (1)
10.3	Employment Agreement between MedoveX Corp. and Patrick Kullmann dated October 14, 2013. (1)
10.4	Employment Agreement between MedoveX Corp. and Charlie Farrahar dated October 14, 2013. (1)
10.5	Employment Agreement between MedoveX Corp. and Dennis Moon dated November 11, 2013. (1)
10.6	Contribution and Royalty Agreement between MedoveX and Scott W. Haufe dated January 31, 2013. (1)
10.7	Co-Development Agreement between MedoveX Corp. and Dr. James Andrews dated September 30, 2013. (1)
10.8	Consulting Agreement between MedoveX Corp. and Robb Knie dated December 2, 2013. (1)
10.9	Engineering Services Agreement between MedoveX Corp. and Devicix, LLC dated November 25, 2013. (1)
10.10	Form of Indemnification Agreement. (1)
10.11	Promissory note issued on November 9, 2015 in favor of Steve Gorlin
10.12	Warrant issued on November 9, 2015 to Steve Gorlin
10.13	Form of Common Stock Purchase Warrant (9)
10.14	Form of Unit Purchase Agreement between MedoveX Corp. and Investors (10)
10.15	Form of Registration Rights Agreement between MedoveX Corp. and Investors (10)
10.16	Private Placement Memorandum Supplement dated April 18, 2016 (10)
10.17	Form of Warrant (11)
10.18	Form of Unit Purchase Agreement (11)
10.19	Form of Registration Rights Agreement (11)
10.20	Form of Note (12)
10.21	Form of Warrant (12)
10.22	Form of Security Agreement (12)
10.23	Form of Warrant (4)
10.24	Form of Unit Purchase Agreement (4)
10.25	Form of Registration Rights Agreement (4)

10.26	Form of Common Stock Purchase Warrant issued by MedoveX Corporation to each of the Investors (13)
10.27	Form of Securities Purchase Agreement, by and between the Company and Investors (13)
10.28	Consulting Agreement, by and between MedoveX Corp. and CG# Consulting LLC, dated February 2, 2018 (14)
10.29	Form of Securities Purchase Agreement, by and between the Company and Investors (15)
10.30	Form of Warrant issued by MedoveX Corp. to each of the Investors (15)
14	Business and Code of Ethics of MedoveX Corp. (1)
21.1	Subsidiaries of MedoveX Corp. *
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith
(1)	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on September 8, 2014
(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 11, 2015.
(3)	Incorporated by reference herein from the Current Report on Form 8-K filed on December 12, 2016.
(4)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 14, 2017.
(5)	Incorporated by reference herein from the Current Report on Form 8-K filed on January 25, 2016.
(6)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 17, 2017.
(7)	Incorporated by reference herein from the Current Report on Form 8-K filed on November 4, 2016
(8)	Incorporated by reference herein from the Current Report on Form 8-K filed on December 6, 2016
(9)	Incorporated by reference herein from the Current Report on Form 8-K filed on April 25, 2016
(10)	Incorporated by reference herein from the Current Report on Form 8-K filed on May 5, 2016
(11)	Incorporated by reference herein from the Current Report on Form 8-K filed on August 8, 2016
(12)	Incorporated by reference herein from the Current Report on Form 8-K filed on September 19, 2016
(13)	Incorporated by reference herein from the Current Report on Form 8-K filed on July 14, 2017
(14)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 6, 2018
(15)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 1, 2018
(1)	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on December 9, 2014.
(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 11, 2015.
(3)	Incorporated by reference herein from the Current Report on Form 8-K filed on January 25, 2016.
(4)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 17, 2016.
(*)	Filed herewith

