Form 10-Q
period 2018-03-31
Medovex Corp.
filed 2018-05-11
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

[  ] Yes [X] No

As of May 7, 2018, 23,376,526 shares of the registrant’s common stock were outstanding.

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

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$126,362	$245,026
Accounts receivable	171,043	157,069
Other receivables	99,237	86,888
Inventory	306,437	294,714
Prepaid expenses	140,040	204,532
Short-term receivable	—	150,000
Total Current Assets	843,119	1,138,229
Property and Equipment, net of accumulated depreciation	80,144	87,173
Deposits	2,751	2,751
Total Assets	$926,014	$1,228,153
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Interest payable	$70,996	$69,222
Accounts payable	510,770	196,171
Accounts payable to related parties	13,171	12,319
Accrued liabilities	90,000	64,000
Notes payable, current portion	110,217	132,294
Short-term note payable, net of debt discount	176,919	—
Convertible debt	100,000	—
Unearned revenue	—	1,048
Total Current Liabilities	1,072,073	475,054
Long-Term Liabilities
Notes payable, net of current portion	22,434	38,990
Deferred rent	393	688
Total Long-Term Liabilities	22,827	39,678
Total Liabilities	1,094,900	514,732
Stockholders’ (Deficit) Equity
Preferred stock - $.001 par value: 500,000 shares authorized, no shares issued and outstanding at March 31, 2018 (unaudited), 12,740 shares issued and outstanding at December 31, 2017	—	13
Common stock - $.001 par value: 49,500,000 shares authorized, 23,207,013 and 21,163,013 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	23,207	21,163
Additional paid-in capital	33,879,096	33,509,648
Accumulated deficit	(34,071,189)	(32,817,403)
Total Stockholders’ (Deficit) Equity	(168,886)	713,421
Total Liabilities and Stockholders’ (Deficit) Equity	$926,014	$1,228,153

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenues	$144,182	$--
Less: Discounts Allowed	(993)	--
Cost of Goods Sold	(98,095)	--
Gross Profit	45,094	--

Operating Expenses
General and administrative	896,422	1,423,229
Sales and marketing	250,430	82,137
Research and development	139,124	335,440
Depreciation	7,029	6,221
Total Operating Expenses	1,293,005	1,847,027

Operating Loss	(1,247,911)	(1,847,027)

Other Expenses
Foreign currency transaction loss	393	--
Interest expense	5,482	390,798
Total Other Expenses	5,875	390,798

Total Loss from Continuing Operations	(1,253,786)	(2,237,825)

Discontinued Operations
Loss from discontinued operations	--	1,163
Total Loss from Discontinued Operations	--	(1,163)

Net Loss	$(1,253,786)	$(2,238,988)

Loss per share – Basic and Diluted:
Continuing Operations	$(0.06)	$(0.14)
Discontinued Operations	--	--
Net Loss per share	$(0.06)	$(0.14)

Weighted average outstanding shares used to compute basic and diluted net loss per share	21,473,657	16,271,075

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the three months ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2017	12,740	$13	21,163,013	$21,163	$33,509,648	$(32,817,403)	$713,421
Issuance of common stock pursuant to a private placement completed in February 2018	—	—	770,000	770	231,107	—	231,877
Issuance of warrants pursuant to a private placement completed in February 2018	—	—	—	—	62,623	—	62,623
Issuance of warrants in connection with short-term debt in March 2018	—	—	—	—	25,646	—	25,646
Issuance of common stock pursuant to preferred stock conversion in March 2018	(12,740)	(13)	1,274,000	1,274	(1,261)	—	—
Stock based compensation	—	—	—	—	51,333	—	51,333
Net loss	—	—	—	—	—	(1,253,786)	(1,253,786)
Balance – March 31, 2018	—	$—	23,207,013	$23,207	$33,879,096	$(34,071,189)	$(168,886)

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,253,786)	$(2,238,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,029	6,221
Amortization of debt discount	2,565	31,772
Debt conversion expense	—	356,400
Stock based compensation	51,333	605,833
Straight-line rent adjustment	(295)	—
Changes in operating assets and liabilities, net of effects of disposition:
Accounts receivable	(13,974)	—
Other receivables	(12,349)	—
Prepaid expenses	64,492	203,150
Inventory	(11,723)	—
Accounts payable	314,599	(5,025)
Accounts payable to related parties	852	—
Interest payable	1,774	—
Unearned revenue	(1,048)	—
Accrued liabilities	26,000	(414,800)
Net Cash Used in Operating Activities	(824,532)	(1,455,437)
Cash Flows from Investing Activities
Payment received from Streamline note receivable	150,000	—
Expenditures for property and equipment	—	(3,080)
Net Cash Provided by (Used in) Investing Activities	150,000	(3,080)
Cash Flows from Financing Activities
Principal payments under note payable obligations	(38,633)	(59,686)
Proceeds from issuance of common stock, net of offering costs	231,877	1,923,248
Proceeds from issuance of warrants, net of offering costs	62,623	694,812
Proceeds from issuance of convertible debt	100,000	—
Proceeds from issuance of short term loan	200,000	—
Net Cash Provided by Financing Activities	555,868	2,558,374
Net (Decrease)/Increase in Cash	(118,664)	1,099,857
Cash - Beginning of period	245,026	892,814
Cash - End of period	$126,362	$1,992,671
Supplementary Cash Flow Information
Cash paid for interest	$1,931	$3,037
Non-cash investing and financing activities
Financing agreement for insurance policy	$37,336	$44,701
Conversion of short-term loan to common stock	—	126,720
Issuance of common stock for consideration of cancellation of warrants	—	208,000
Issuance of warrants for conversion of notes	—	305,201
Common stock issued for board fees	—	240,000
Issuance of common stock for preferred stock conversion	1,274	411
Issuance of warrants for promissory note	25,646	—

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

Note 2 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year.

principles of consolidation

These unaudited condensed consolidated financial statements that present the Company’s results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017, include Debride and the accounts of the Company as well as its formerly wholly-owned subsidiary, Streamline Inc. (“Streamline”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Translation of Foreign Currencies

The Company’s revenues and expenses transacted in foreign currencies are translated as they occur at exchange rates in effect at the time of each transaction. Realized gains and losses on foreign currency transactions are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. The Company recorded approximately $300 in foreign currency translation expense for the three months ended March 31, 2018. The Company did not incur any foreign currency translation costs related to revenues and expenses transacted in foreign currencies for the three months ending March 31, 2017.

Foreign currency denominated monetary assets and liabilities of the Company are measured at the end of each reporting period using the exchange rate as of the balance sheet date and are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. As of March 31, 2018, the Company recorded a net translation loss of approximately $100 in foreign currency denominated monetary assets and liabilities. The Company did not incur any foreign currency translation costs related to foreign currency denominated monetary assets and liabilities for the three months ending March 31, 2017.

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

Note 5 - Inventory

Inventories consist only of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Split Return Electrodes	$3,057	$1,868
Denervex device	148,380	111,596
Pro-40 generator	155,000	181,250
Total	$306,437	$294,714

Note 6 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	March 31, 2018	December 31, 2017
Furniture and fixtures	5 years	$67,777	$67,777
Computers and software	3 years	31,738	31,738
Leasehold improvements	5 years	35,676	35,676
		135,191	135,191
Less accumulated depreciation		(55,047)	(48,018)

Total		$80,144	$87,173

Depreciation expense amounted to $7,029 and $6,221, respectively, for the three months ended March 31, 2018 and 2017.

Note 7 - Equity Transactions

Stock-Based Compensation Plan

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

2013 Stock Option Incentive Plan

We utilize the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding.

For the three months ended March 31, 2018 and 2017, the Company recognized approximately $51,000 and $366,000, respectively, as compensation expense with respect to vested stock options.

Stock Option Activity

As of March 31, 2018, there were 182,824 shares of time-based, non-vested stock options outstanding. As of March 31, 2018, there was approximately $109,000 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 1.57 years.

The following is a summary of stock option activity at March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2017	1,314,059	$2.01	8.19

Forfeited	(136,035)	$1.69	—
Outstanding at 3/31/2018	1,178,024	$2.04	7.95
Exercisable at 3/31/2018	995,200	$2.13	7.89

Private Placement

On February 26, 2018, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company sold an aggregate of 770,000 shares of common stock and 385,000 warrants to purchase common stock. The offering resulted in $308,000 in gross proceeds to the Company. The warrants have a five-year term commencing six months from issuance with an exercise price of $0.75. The Company allocated $62,623 to the warrants and the remainder to the issuance of the common stock. The Company incurred $13,500 in legal expenses related to the offering.

preferred Stock Conversion

On March 30, 2018, 12,740 shares of Series A Preferred Stock were converted into an aggregate of 1,274,000 restricted shares of authorized common stock, par value $0.001 per share.

Note 8 – Commitments & Contingencies

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related Party Transactions”) on a monthly basis. Base annual rent is $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $9,400 and $6,300 for the three months ended March 31, 2018 and 2017, respectively.

On July 8, 2015, the Company entered into a 3-year lease agreement for a commercial building which commenced on August 1, 2015. Base rent for the three months ended March 31, 2018 was $2,849 per month. Total lease expense for the three months ended March 31, 2018 and 2017 was approximately $8,600 related to this lease.

Future minimum lease payments under this rental agreement are approximately as follows:

For the year ending:

December 31, 2018	$12,000
$12,000

Equipment

The Company renewed the non-cancelable 36-month operating lease agreement for equipment on March 23, 2018. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance. Total lease expense was approximately $900 and $700, respectively, for the three months ended March 31, 2018 and 2017.

Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ending:

December 31, 2018	$1,400
December 31, 2019	1,900
December 31, 2020	1,900
December 31, 2021	500
$5,700

Consulting Agreements

The Company has a consulting agreement with a sales, marketing, and distribution consultant in Latin America at a fee of $7,000 per month through December 31, 2018. The Company paid $21,000 and $9,000, respectively, for the three months ended March 31, 2018 and 2017.

The Company has consulting agreements with a varying team of sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €21,000 (approximately $25,000) per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 30, 2019. The Company paid approximately $88,000 and $34,000, respectively, for the three months ended March 31, 2018 and 2017.

Generator development agreement

The Company is obligated to reimburse Bovie up to $295,000 for the development of the Pro-40 electrocautery generator. The Company paid approximately $0 and $31,000, respectively, for the three months ended March 31, 2018 and 2017 under this agreement. Through March 31, 2018, the Company has paid approximately $422,000 to Bovie related to this agreement. The original $295,000 agreement was a based number along the pathway of development. Additional requirements were added as the research and development process progressed and as a result certain prices increased and additional costs were added to further customize the DenerveX System. We are currently manufacturing the generator for sales.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they shall manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €2,900 (approximately $3,500) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services. Total expenses paid for the distribution center and logistics agreement was approximately $44,000 and $0, respectively, for the three months ended March 31, 2018 and 2017.

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

The Company incurred approximately $2,900 in royalty expense under the co-development agreement for the period ended March 31, 2018, all of which was included in accounts payable at March 31, 2018. No royalties were paid to Dr. Andrews for the period ended March 31. 2017.

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

The Company incurred approximately $1,500 in royalty expense under the Contribution and Royalty agreement for the three months ended March 31, 2018, all of which was included in accounts payable at March 31, 2018. No royalties were paid to Dr. Haufe for the three months ended March 31. 2017.

Streamline Inc. Asset Sale

The asset sale of Streamline Inc. resulted in the immediate receipt of $500,000 in cash, and a $150,000 note receivable that was due to the Company on January 1, 2018. The $150,000 note receivable represents the non-contingent portion of the receivables due from the sale. The Company received the short-term receivable on January 2, 2018.

The terms of the sale also required that for each of the calendar years ending December 31, 2018 and December 31, 2019 (each such calendar year, a “Contingent Period”), a contingent payment in cash (each, a “Contingent Payment”) equal to five percent (5%) of the total net sales received by the acquiring party from the sale of “IV suspension system” products in excess of 100 units during each Contingent Period. Each such Contingent Payment is payable to the Company by the acquiring party by no later than March 31st of the subsequent year; provided, however, that the total aggregate amount of all Contingent Payments owed by the acquiring party to the Company for all Contingent Periods will not exceed $850,000. The Company is yet to receive any Contingent Payments and has no reason to expect it will receive any Contingent Payments.

The Company did not incur any Streamline related expenses for the three months ended March 31, 2018. The Company recorded a nominal amount in Streamline related expenses for the three months ended March 31, 2017.

Note 9 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2017. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $24,000 and carry an annual percentage interest rate of 5.98%.

The Company had an outstanding premium balance of approximately $45,000 at March 31, 2018 related to the agreement, which is included in notes payable, current portion in the consolidated balance sheets. The Company paid interest expense related to the finance agreement for the three months ended March 31, 2018 and 2017 in the amount of approximately $700 and $600, respectively.

Promissory Notes

On March 26, 2018 the Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. The outstanding principal and all accrued but unpaid interest is due on May 15, 2018. The Company issued warrants to purchase an aggregate of 133,333 shares of common stock par value $.001 per share in conjunction with the promissory note to Mr. Gorlin. Each warrant has an exercise price of $0.75 and is exercisable for a period of five years commencing from the date of issuance. The balance of the loan at March 31, 2018 was approximately $177,000, net of discount for the warrants, and is being accreted to its $200,000 face amount over the period the loan will be outstanding.

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Payments on both notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both notes have a maturity date of August 1, 2019. The promissory notes, including interest, had outstanding balances of approximately $96,000 and $104,000 at March 31, 2018 and December 31, 2017, respectively.

Expected future payments related to the promissory notes as of March 31, 2018, are approximately as follows:

For the year ending:

December 31, 2018	251,000
December 31, 2019	45,000
$296,000

The Company incurred interest expense related to the promissory notes for the three months ended March 31, 2018 and 2017 in the amount of approximately $1,200 and $2,300, respectively. The Company had unpaid accrued interest in the amount of approximately $70,000 and $69,000 at March 31, 2018 and 2017, respectively, related to the promissory notes.

Convertible Debenture

On January 31, 2018, the Company issued a 5% convertible debenture in exchange for $100,000. The debenture accrues interest at 5% per annum. Principal and interest are due on January 30, 2019. The debenture is convertible at the option of the holder into shares of the Company’s common stock at a conversion rate equivalent to 85% of the average closing price of the Company’s common stock for the 20 days preceding the conversion.

The Company recognized approximately $800 in unpaid accrued interest related to the convertible debenture at March 31, 2018. The convertible debenture was subsequently converted to shares of common stock on April 26, 2018. See Note 16.

Note 10 – Revenue

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

Note 11 – Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 2 since all the significant inputs are observable and quoted prices were available for the four comparative companies in an active market.

A summary of the Company’s warrant issuance activity and related information for the three months ended March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2017	7,194,215	$1.74	3.4

Issued	518,333	$0.75	4.93
Outstanding and exercisable at 3/31/2018	7,712,548	$1.67	3.23

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued at March 31, 2018 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private Placement	2/26/18	$0.51	$0.75	$0.20	5 years	2.60	55.91
Short-term debt	3/26/18	$0.53	$0.75	$0.22	5 years	2.64	56.57

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

Note 12 - Income Taxes

For the period from February 1, 2013 (inception) to March 31, 2018, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of March 31, 2018 and December 31, 2017, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at March 31, 2018 or December 31, 2017. The Company has not undergone any tax examinations since inception.

Note 13 - Related-Party Transactions

Patent Assignment and Royalty Agreements

The Company has a Contribution and Royalty Agreement with Dr. Haufe, a director of the Company. The agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues received by the Company from sales of all products derived from the use of the DenerveX technology. The Company incurred approximately $1,500 in royalty expense under the Contribution and Royalty agreement for the three months ended March 31, 2018, all of which was included in accounts payable at March 31, 2018. No royalties were earned or paid to Dr. Haufe for the three months ended March 31. 2017.

Co-Development Agreement

The Company entered into a Co-Development Agreement with Dr. Andrews, a director of the Company, in September 2013. The agreement provides for the Company to pay Dr. Andrews a royalty of 2% of the Company’s net sales earned from applicable product sales for at least 5 years from the effective date of the agreement The Company incurred approximately $2,900 in royalty expense under the co-development agreement for the three months ended March 31, 2018, all of which was included in accounts payable at March 31, 2018. No royalties were earned or paid to Dr. Andrews for the three months ended March 31, 2017.

Operating Lease

As described in Note 9, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Base rent payments under this arrangement is $2,147 per month. Rent expense and utilities expenses incurred by TAG Aviation amounted to approximately $9,400 and $6,300 for the three months ended March 31, 2018 and 2017, respectively. Approximately $6,300 was included in accounts payable as of March 31, 2018.

Note 14 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through March 31, 2018, the Company has incurred approximately $1,881,000 in fees to Devicix, of which approximately $18,000 and $96,000, respectively, was included in accounts payable as of March 31, 2018 and 2017.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice.

The Company incurred expenses of approximately $32,000 and $206,000, respectively, for the three months ended March 31, 2018 and 2017.

Denervex Generator Manufacturing Agreement

The DenerveX device requires a custom electrocautery generator for power. As described in Note 9, in November 2014, the Company contracted with Bovie to customize one of their existing electrocautery generators for use with DenerveX Device, and then manufacture that unit on a commercial basis once regulatory approval for the DenerveX is obtained. The Bovie agreement required a base $295,000 development fee to customize the unit, plus additional amounts if further customization was necessary beyond predetermined estimates.

The Company paid approximately $0 and $31,000, respectively, for the three months ended March 31, 2018 to Bovie. Approximately $2,000 was included in accounts payable as of March 31, 2018.

Through March 31, 2018, the Company has paid approximately $422,000 to Bovie related to this agreement.

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

The Company incurred fees of approximately $102,400 to Nortech for the three months ended March 31, 2018, all of which was included in accounts payable at March 31, 2018. The Company paid approximately $72,000 to Nortech for the three months ended March 31, 2017.

Through March 31, 2018, we have incurred expenses of approximately $993,000 to Nortech, of which approximately $232,000 was included in accounts payable as of March 31, 2018.

Note 15– Liquidity, Going Concern and Management’s Plans

The Company incurred a net loss of approximately $1,254,000 and $2,239,000 for the three months ended March 31, 2018 and 2017, respectively. The Company will continue to incur losses until it can sell a sufficient enough volume of the DenerveX System with margins sufficient to offset expenses.

To date, the Company’s primary source of funds has been from the issuance of debt and equity.

The  Company will require additional cash in 2018 and is currently exploring other fundraising options. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2018, it could be required to undertake initiatives to conserve its capital resources, including delaying or suspending the launch of its product outside the United States and seeking FDA approval to sell its product in the United States. Delaying or suspending these initiatives would raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 16 - Subsequent Events

On April 26, 2018, the Company’s $100,000 5% convertible debenture and unpaid accrued interest was converted into an aggregate of 266,301 shares of common stock, eliminating the Company’s debt obligation. The debt was converted into shares at $0.38 per share, which was 85% of the average closing price of the Company’s stock during the twenty trading days immediately preceding the delivery of the notice of conversion. The market value of the common stock on the date of the conversion was $0.40. This lead to an immaterial amount related to a beneficial conversion feature.

In May 2018, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement up to $1,000,000 in units. Each unit had a purchase price of $100,000 and consisted of (i) 1,000 shares of 5% Series B Convertible Preferred Common Stock, $0.001 par value per share, and (ii) 250,000 warrants, $0.001 par value per share to purchase Common Stock at $0.75 per share for a period of three years. Each Series B Share is convertible into 300 shares of Common Stock at a conversion price of $0.40 per share. The Series B Shares also entitle the holders to a 5% annual dividend.

The offering resulted in gross proceeds of $350,000 and resulted in the issuance of an aggregate of 3,500 shares of 5% Series B Convertible Preferred Stock and warrants to purchase 875,000 shares.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5-phase development plan, culminating in the production ready prototype that could be used for validation purposes. We have recently completed the final stages of the build and test phase of the device, culminating in receiving CE marking to market the product in Europe. The DenerveX Kit and Pro-40 generator is now in commercial production. We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through March 31, 2018, we have paid approximately $1,881,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through March 31, 2018, we have paid approximately $993,000 to Nortech. We are now in commercial production.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through March 31, 2018, we have paid approximately $422,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. Development of the generator is now complete, and it is currently in commercial production.

The Company has completed the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system.

Regulatory Approval

The Company received CE marking in June 2017 for the DenerveX System. It can now be sold throughout the European Union and countries that accept CE Mark.

In March 2018, the Company received INVIMA registration approval in Columbia for the Denervex System which allows the company to now market the product in Columbia.

The Company is currently seeking marketing clearance from the FDA for commercialization of the DenerveX System in the US.

Aside from the European Union, we may seek regulatory approval for commercialization of the DenerveX System from Peru, Argentina, Mexico, Turkey, Israel, New Zealand, Australia and other countries. The documentation required to accompany the CE Mark to obtain regulatory approval in the aforementioned countries may include copies of the ISO 13485 certification, the SGS certificate of approval and a statement of Good Manufacturing Practices (“GMP”).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10K.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and that we believe are important to an understanding of our business and results of operations.

Revenue; Cost of Revenue and Gross Profit

The Company’s first sale of the DenerveX System occurred in July 2017. We recorded gross revenue for the three months ended March 31, 2018 of $144,182.

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

The Pro-40 Generator is manufactured in Bulgaria and shipped to the third-party warehouse as single units. The generators are typically provided for use to customers at no cost, however, demo units can be purchased by customers for which the Company records in revenue and cost of sales and removes the demo units from inventory.

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

Cost of sales as a percentage of revenue was approximately 68% resulting in a gross profit margin of approximately 31%.

Operating Expenses

We classify our operating expenses into four categories: research and development, sales and marketing, general and administrative, and depreciation.

Research and Development Expenses

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for regulatory, patent, and research and development activities. For the three months ended March 31, 2018 and 2017, the Company incurred approximately $139,000 and $335,000, respectively, in research and development expenses. Research and development expenses are recorded in operating expenses in the period in which they are incurred.

We monitor levels of performance under each significant contract for external service providers, including the extent of patient enrollment and other activities through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

For the three months ended March 31, 2018 and 2017, the Company incurred approximately $458,000 and $456,000, respectively, in personnel costs.

Professional fees were approximately $397,000 and $443,000, respectively, for the three months ended March 31, 2018 and 2017. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to maintain CE Mark in Europe.

General and administrative related travel expenses were approximately $7,000 and $22,000, respectively, for the three months ended March 31, 2018 and 2017.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Sales and Marketing Expenses

For the three months ended March 31, 2018 and 2017, the Company incurred approximately $250,000 and $82,000, respectively, in sales and marketing expenses. Sales and marketing expense consists primarily of travel related expenses and fees paid to vendors for tradeshows and consultants in correlation with the launch and commercialization of the DenerveX System in Europe. We expect these expenses will continue to increase as we launch the product in new markets and expand penetration in existing markets.

Depreciation and Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $7,000 and $6,000, respectively, in depreciation and amortization expense for the three months ended March 31, 2018 and 2017.

Results of Continued Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017.

Total operating expenses decreased approximately $554,000, or 30%, to approximately $1,293,000 for the three months ended March 31, 2018, as compared to approximately $1,847,000 for the three months ended March 31, 2017. The overall decrease in operating expenses is the result of intentional spending cut-backs in order to preserve working capital due to low cash balances. Additionally. research and development and regulatory expenses are lower as we completed the final stages of the development and verification of the DenerveX System and have received CE Mark certification. Sales & Marketing expenses increased as we entered commercial production of the DenerveX System and launched our product in Europe. We continued to incur similar costs associated with being a public entity.

Results of Discontinued Operations

We did not incur any operating losses related to the disposition of Streamline for the three months ended March 31, 2018. Our discontinued operations generated net losses of approximately $1,200 for the three months ended March 31, 2017.

Funding Requirements

We anticipate our cash expenditures will remain relatively consistent as we continue to operate as a publicly traded entity and as we move forward with the recent commercialization of the DenerveX System onto clinical trial studies. We expect future cash flow expenditures to increase if the FDA requires a de novo regulatory path, instead of a 510(k) approval.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2017 and 2016. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.  Since our inception, we have incurred losses and anticipate that we will continue to incur losses until our products can generate enough revenue to offset our operating expenses. We received approximately $350,000 in gross proceeds in a private placement of 5% Series B Preferred Convertible Stock in May 2018. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and pursue other fund-raising initiatives that will be required in 2018. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2018, it could be required to undertake initiatives to conserve its capital resources. If we are required to conserve resources or curtail production, there could be substantial doubt about the Company’s ability to continue as a going concern.

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

In May 2018, the Company entered into a Unit Purchase Agreement with selected accredited investors whereby the Company had the right to sell in a private placement up to $1,000,000 in units. Each unit had a purchase price of $100,000 and consisted of (i) 1,000 shares of 5% Series B Convertible Preferred Common Stock, $0.001 par value per share, and (ii) 250,000 warrants, $0.001 par value per share to purchase Common Stock at $0.75 per share for a period of three years. Each Series B Share is convertible into 300 shares of Common Stock at a conversion price of $0.40 per share. The Series B Shares also entitle the holders to a 5% annual dividend.

The offering resulted in gross proceeds of $350,000 and resulted in the issuance of an aggregate of 3,500 shares of 5% Series B Convertible Preferred Stock and warrants to purchase 875,000 shares.

Debt

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

On March 26, 2018 the Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. The outstanding principal and all accrued but unpaid interest is due on May 15, 2018. The Company issued warrants to purchase an aggregate of 133,333 shares of common stock par value $.001 per share in conjunction with the promissory note. Each warrant has an exercise price of $0.75 and is exercisable for a period of five years commencing from the date of issuance.

Working Capital (Deficit) Surplus

	March 31, 2018	December 31, 2017
Current Assets	$843,000	$1,138,000
Current Liabilities	1,072,000	475,000
Working Capital (Deficit) Surplus	$(229,000)	$663,000

Cash Flows

Cash activity for the three months ended March 31, 2018 and 2017 is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(825,000)	$(1,455,000)
Cash provided by (used in) investing activities	150,000	(3,000)
Cash provided by financing activities	556,000	2,558,000
Net (decrease) increase in cash and cash equivalents	$(119,000)	$1,100,000

As of March 31, 2018, the Company had approximately $126,000 of cash on hand.

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

The Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. The outstanding principal and all accrued but unpaid interest is due on May 15, 2018.

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

The Company has a distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they shall manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €2,900 (approximately $$3,500) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Officer Resignation

On February 2, 2018, the Company received a resignation letter from Mr. Patrick Kullmann from his position as Chief Operating Officer of the Company. There were no disagreements between Mr. Kullmann and the Company. The Company has an agreement with Mr. Kullmann to continue to work with the Company in an advisory capacity through July 31, 2018. The agreement can be cancelled by either party with 30 days’ notice.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded no control deficiencies existed that constituted any material weaknesses in internal control over financial reporting and our disclosure controls.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2018

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

