Form 10-Q
period 2018-06-30
Medovex Corp.
filed 2018-08-14
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

[  ] Yes [X] No

As of August 10, 2018, 23,473,314 shares of the registrant’s common stock were outstanding.

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

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Current Assets
Cash	$114,456	$245,026
Accounts receivable	155,852	157,069
Other receivables	32,774	86,888
Inventory	293,946	294,714
Prepaid expenses	111,361	204,532
Short-term receivable	—	150,000
Total Current Assets	708,389	1,138,229
Property and Equipment, net of accumulated depreciation	73,279	87,173
Deposits	2,751	2,751
Total Assets	$784,419	$1,228,153
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Interest payable	$72,246	$69,222
Accounts payable	492,822	196,171
Accounts payable to related parties	34,962	12,319
Accrued liabilities	189,833	64,000
Notes payable, current portion	88,170	132,294
Short-term note payable	100,000	—
Dividend payable	7,707	—
Unearned revenue	—	1,048
Total Current Liabilities	985,740	475,054
Long-Term Liabilities
Notes payable, net of current portion	5,674	38,990
Deferred rent	98	688
Total Long-Term Liabilities	5,772	39,678
Total Liabilities	991,512	514,732
Stockholders’ (Deficit) Equity
Series A Preferred stock - $.001 par value: 45,000 shares authorized, no shares issued and outstanding at June 30, 2018 (unaudited), 12,740 shares issued and outstanding and December 31, 2017	—	13
Series B Preferred stock - $.001 par value: 10,000 shares authorized, 9,250 shares issued and outstanding at June 30, 2018 (unaudited), no shares issued and outstanding at December 31, 2017	9	—
Common stock - $.001 par value: 49,500,000 shares authorized, 23,473,314 and 21,163,013 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	23,473	21,163
Additional paid-in capital	34,926,514	33,509,648
Accumulated deficit	(35,157,089)	(32,817,403)
Total Stockholders’ (Deficit) Equity	(207,093)	713,421
Total Liabilities and Stockholders’ (Deficit) Equity	$784,419	$1,228,153

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$252,163	$—	$396,345	$—
Less: Discounts Allowed	(2,738)	—	(3,731)	—
Cost of Goods Sold	(204,868)	—	(302,963)	—
Gross Profit	44,557	—	89,651	—

Operating Expenses
General and administrative	867,863	1,025,938	1,764,224	2,448,416
Sales and marketing	200,622	145,621	451,114	227,758
Research and development	16,185	56,333	155,310	391,774
Depreciation	6,866	6,671	13,894	12,892
Total Operating Expenses	1,091,536	1,234,563	2,384,542	3,080,840

Operating Loss	(1,046,979)	(1,234,563)	(2,294,891)	(3,080,840)

Other Expenses
Foreign currency transaction loss	11,641	—	12,034	—
Interest expense	27,280	1,438	32,761	392,235
Total Other Expenses	38,921	1,438	44,795	392,235

Total Loss from Continuing Operations	(1,085,900)	(1,236,001)	(2,339,686)	(3,473,075)

Discontinued Operations
Loss from discontinued operations	—	—	—	1,163
Total Loss from Discontinued Operations	—	—	—	(1,163)

Net Loss	$(1,085,900)	$(1,236,001)	$(2,339,686)	$(3,474,238)

Dividend on outstanding Series B Preferred stock	(7,707)		(7,707)
Deemed dividend on beneficial conversion features	(259,350)	—	(259,350)	—
Net loss attributable to common shareholders	$(1,352,957)	$(1,236,001)	$(2,606,743)	$(3,474,238)

Loss per share – Basic:
Continuing Operations	$(0.06)	$(0.07)	$(0.12)	$(0.20)
Discontinued Operations	—	—	—	—
Net Loss per share	$(0.06)	$(0.07)	$(0.12)	$(0.20)

Loss per share – Diluted:
Continuing Operations	$(0.06)	$(0.07)	$(0.12)	$(0.20)
Discontinued Operations	—	—	—	—
Net Loss per share	$(0.06)	$(0.07)	$(0.12)	$(0.20)

Weighted average outstanding shares used to compute basic net loss per share	23,397,228	17,966,591	22,440,756	17,171,528
Weighted average outstanding shares used to compute diluted net loss per share	23,397,228	17,966,591	22,440,756	17,171,528

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the six months ended June 30, 2018

(UNAUDITED)

	SeriesA Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2017	12,740	$13	—	—	21,163,013	$21,163	$33,509,648	$(32,817,403)	$713,421
Issuance of common stock pursuant to a private placement completed in February 2018, net of offering costs	—	—	—	—	770,000	770	241,727	—	242,497
Issuance of warrants pursuant to a private placement completed in February 2018	—	—	—	—	—	—	52,003	—	52,003
Issuance of warrants in connection with short-term debt in March 2018	—	—	—	—	—	—	25,646	—	25,646
Issuance of common stock pursuant to preferred stock conversion in March 2018	(12,740)	(13)	—	—	1,274,000	1,274	(1,261)	—	—
Issuance of common stock pursuant to conversion of convertible debt in April 2018	—	—	—	—	266,301	266	100,928	—	101,194
Issuance of preferred stock pursuant to a private placement completed in May 2018, net of offering costs	—	—	8,250	8	—	—	413,174	—	413,182
Issuance of warrants pursuant to a private placement completed in May 2018	—	—	—	—	—	—	161,206	—	161,206
Convertible preferred stock – beneficial conversion feature pursuant to a private placement completed in May 2018	—	—	—	—	—	—	245,612	—	245,612
Issuance of preferred stock pursuant to conversion of short-term debt in May 2018	—	—	1,000	1	—	—	68,773	—	68,774
Issuance of warrants pursuant to conversion of short-term debt in May 2018	—	—	—	—	—	—	17,488	—	17,488
Convertible preferred stock – beneficial conversion feature pursuant to conversion of short-term debt in May 2018	—	—	—	—	—	—	13,738	—	13,738
Dividend payable	—	—	—	—	—	—	(7,707)	—	(7,707)
Stock based compensation	—	—	—	—	—	—	85,539	—	85,539
Net loss	—	—	—	—	—	—	—	(2,339,686)	(2,339,686)
Balance – June 30, 2018	—	$—	9,250	$9	23,473,314	$23,473	$34,926,514	$(35,157,089)	$(207,093)

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(2,339,686)	$(3,474,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,894	12,892
Amortization of debt discount	25,646	31,772
Debt conversion expense	—	355,985
Accrued interest related to convertible debenture	1,194	—
Stock-based compensation	85,539	500,408
Straight-line rent adjustment	(590)	—
Changes in operating assets and liabilities, net of effects of disposition:
Accounts receivable	1,217	—
Other receivables	54,114	—
Prepaid expenses	93,171	228,116
Inventory	768	(55,978)
Accounts payable	296,651	(123,628)
Accounts payable to related parties	22,643	—
Interest payable	3,024	—
Unearned revenue	(1,048)	—
Accrued liabilities	125,833	(129,800)
Net Cash Used in Operating Activities	(1,617,630)	(2,654,471)
Cash Flows from Investing Activities
Payment received from Streamline note receivable	150,000	—
Expenditures for property and equipment	—	(10,461)
Net Cash Provided by (Used in) Investing Activities	150,000	(10,461)
Cash Flows from Financing Activities
Principal payments under note payable obligations	(77,440)	(97,016)
Proceeds from issuance of common stock and preferred stock, net of offering costs	901,291	1,816,045
Proceeds from issuance of warrants, net of offering costs	238,855	802,017
Proceeds from issuance of convertible debt	74,354	—
Proceeds from issuance of short term loan	200,000	—
Net Cash Provided by Financing Activities	1,337,060	2,521,046
Net Decrease in Cash	(130,570)	(143,886)
Cash - Beginning of period	245,026	892,814
Cash - End of period	$114,456	$748,928
Supplementary Cash Flow Information
Cash paid for interest	$3,684	$4,476
Non-cash investing and financing activities
Financing agreement for insurance policy	$74,672	$66,895
Conversion of note and accrued interest to common stock	101,194	718,079
Conversion of short-term loan to preferred stock and warrants	100,000	126,720
Issuance of common stock for consideration of cancellation of warrants	—	208,000
Issuance of common stock warrants for conversion of notes	—	305,201
Issuance of common stock for board fees	—	240,000
Issuance of common stock for preferred stock conversion	1,274	931
Issuance of common stock warrants for placement agent fees	—	304,183
Issuance of warrants for promissory note	25,646	—
Dividends accrued	7,707	—

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

Note 2 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year.

principles of consolidation

These unaudited condensed consolidated financial statements that present the Company’s results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, include Debride and the accounts of the Company as well as its formerly wholly-owned subsidiary, Streamline Inc. (“Streamline”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements, U.S. GAAP requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates include the deferred income tax asset and the related valuation allowance, and the fair value of its share-based payment arrangements.

For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Foreign Currency Transaction

The Company’s revenues and expenses transacted in foreign currencies are recorded as they occur at exchange rates in effect at the time of each transaction. Realized gains and losses on foreign currency transactions are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. The Company recorded approximately $4,900 and $5,200, respectively, in foreign currency translation expense for the three and six months ended June 30, 2018. The Company did not incur any foreign currency transaction costs related to revenues and expenses transacted in foreign currencies for the three and six months ending June 30, 2017.

Foreign currency denominated monetary assets and liabilities of the Company are measured at the end of each reporting period using the exchange rate as of the balance sheet date and are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. As of June 30, 2018, the Company recorded a net translation loss of approximately $5,900 in foreign currency denominated monetary assets and liabilities. The Company did not incur any foreign currency translation costs related to foreign currency denominated monetary assets and liabilities for the three and six months ending June 30, 2017.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued, both effective and not yet effective.

In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

Note 5 - Inventory

Inventories consist only of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Split Return Electrodes	$—	$1,868
Denervex device	153,946	111,596
Pro-40 generator	140,000	181,250
Total	$293,946	$294,714

Note 6 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	June 30, 2018	December 31, 2017
Furniture and fixtures	5 years	$67,777	$67,777
Computers and software	3 years	31,738	31,738
Leasehold improvements	5 years	35,676	35,676
		135,191	135,191
Less accumulated depreciation		(61,912)	(48,018)

Total		$73,279	$87,173

Depreciation expense amounted to $6,866 and $13,894, respectively, for the three and six months ended June 30, 2018. Depreciation expense amounted to $6,671 and $12,892, respectively, for the three and six months ended June 30, 2017.

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

For the three and six months ended June 30, 2018, the Company recognized approximately $34,000 and $85,000, respectively, as compensation expense with respect to vested stock options. For the three and six months ended June 30, 2017, the Company recognized approximately $135,000 and $500,000, respectively, as compensation expense with respect to vested stock options.

Stock Option Activity

As of June 30, 2018, there were 179,074 shares of time-based, non-vested stock options outstanding. As of June 30, 2018, there was approximately $75,000 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 1.52 years.

The following is a summary of stock option activity at June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2017	1,314,059	$2.01	8.19

Forfeited	(136,035)	$1.69	—
Outstanding at 6/30/2018	1,178,024	$2.04	7.70
Exercisable at 6/30/2018	998,950	$2.14	7.64

Private Placement

On February 26, 2018, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company sold an aggregate of 770,000 shares of common stock and 385,000 warrants to purchase common stock. The offering resulted in $308,000 in gross proceeds to the Company. The warrants have a five-year term commencing six months from issuance with an exercise price of $0.75. The Company allocated $52,003 to the warrants and the remainder to the issuance of the common stock. The Company incurred $13,500 in legal expenses related to the offering.

On May 1, 2018, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company offered up to $1,000,000 in units. Each unit had a purchase price of $100,000 and consisted of (i) 1,000 shares of the Company’s 5% Series B Convertible Preferred Stock (the “Series B Shares”) and (ii) warrants to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share. Each Series B Share is convertible into 250 shares of Common Stock at a conversion price of $0.40 per share. The market value of the common stock on the date of the agreement was $0.44. The Series B Shares also entitle the holders to a 5% annual dividend. The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.75 per share.

As a result of the offering, the Company sold an aggregate of 8.25 Units and issued to the Investors an aggregate of 8,250 Series B Shares and 2,062,500 warrants to purchase common stock, resulting in total $825,000 gross proceeds to the Company. The Company incurred $5,000 in legal fees related to the offering, which resulted in $820,000 net cash received from the offering. The 8,250 Series B Shares sold in the Offering are convertible into an aggregate of 2,062,500 shares of Common Stock.

The net proceeds of the offering of $820,000 were first allocated to the warrants issued to investors, and the Series B Shares based on their relative fair value. The Company recognized a beneficial conversion feature related to the Series B Shares of approximately $246,000, which was credited to additional paid-in capital. Because the Series B Shares can immediately be converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a dividend to the preferred shareholders.

preferred Stock Conversion

On March 30, 2018, 12,740 shares of Series A Preferred Stock were converted into an aggregate of 1,274,000 restricted shares of authorized common stock, par value $0.001 per share.

Debt Conversion

Convertible Debenture

On April 26, 2018, the Company’s $100,000 5% convertible debenture and unpaid accrued interest was converted into an aggregate of 266,301 shares of common stock, eliminating the Company’s debt obligation. The debt was converted into shares at $0.38 per share, which was 85% of the average closing price of the Company’s stock during the twenty trading days immediately preceding the delivery of the notice of conversion. The market value of the common stock on the date of the conversion was $0.40. This difference noted above lead to an immaterial amount related to a beneficial conversion feature.

Promissory Note

On May 15, 2018, the Company entered into a modification agreement with Steve Gorlin whereby he agreed to convert $100,000 of the $200,000 outstanding promissory note into Series B Shares (Note 7). The conversion of $100,000 was converted under the terms of the May 1, 2018 securities purchase agreement. The $100,000 conversion was converted into an aggregate of 1,000 shares of the Company’s 5% Series B Shares and 250,000 warrants to purchase common stock, eliminating $100,000 of the Company’s $200,000 debt obligation. Each Series B Share is convertible into 250 shares of Common Stock at a conversion price of $0.40 per share. The Series B Shares also entitle the holders to a 5% annual dividend. The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.75 per share.

The converted $100,000 was first allocated to the warrants issued in conjunction with the conversion, and the Series B Shares based on their relative fair value. The Company recognized a beneficial conversion feature related to the Series B Shares of approximately $14,000, which was credited to additional paid-in capital. Because the Series B Shares can immediately be converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a dividend to the preferred shareholders.

Note 8 – Commitments & Contingencies

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related-Party Transactions”) on a monthly basis. Base annual rent is $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $9,400 and $18,800, respectively, for the three and six months ended June 30, 2018. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $6,300 and $15,700 for the three and six months ended June 30, 2017.

On July 8, 2015, the Company entered into a 3-year lease agreement for a commercial building which commenced on August 1, 2015. Base rent for the three and six months ended June 30, 2018 was $2,948 per month. Total lease expense for the three and six months ended June 30, 2018 was approximately $8,800 and $17,700, respectively related to this lease. Total lease expense for the three and six months ended June 30, 2017 was approximately $8,550 and $17,100, respectively related to this lease.

Future minimum lease payments under this rental agreement are approximately as follows:

For the year ending:

December 31, 2018	$5,800
$5,800

Equipment

The Company entered into a non-cancelable 36-month operating lease agreement for equipment on March 23, 2018. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance. Total lease expense was approximately $900 and $1,800, respectively, for the three and six months ended June 30, 2018. Total lease expense was approximately $700 and $1,400, respectively, for the three and six months ended June 30, 2017.

Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ending:

December 31, 2018	$1,000
December 31, 2019	1,900
December 31, 2020	1,900
December 31, 2021	500
$5,300

Consulting Agreements

The Company has an agreement with Jesse Crowne, a Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month. The Company incurred $39,999 and $79,998, respectively, for the three and six months ended June 30, 2018 related to this consulting agreement, of which $13,333 was included in accounts payable at June 30, 2018. The monthly consulting fee was increased from a rate of $9,167 beginning in January 2018. The Company incurred approximately $27,500 and $55,000, respectively, for the three and six months ended June 30, 2017 related to this consulting agreement.

The Company has a consulting agreement with a sales, marketing, and distribution consultant in Latin America at a fee of $7,000 per month through December 31, 2018. The Company incurred $21,000 and $42,000, respectively, for the three and six months ended June 30, 2018 related to this consulting agreement. The Company incurred $9,000 and $24,000, respectively, for the three and six months ended June 30, 2017 related to this consulting agreement.

The Company has consulting agreements with a varying team of sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €21,000 (approximately $25,000) per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 30, 2019. The Company incurred approximately $88,000 and $160,000, respectively, for the three and six months ended June 30, 2018 related to these consulting agreements. The Company incurred approximately $34,000 and $73,000, respectively, for the three and six months ended June 30, 2017 related to these consulting agreements.

Generator development agreement

The Company was obligated to reimburse Bovie Medical Corporation (“Bovie”) up to $295,000 for the development of the Pro-40 electrocautery generator. The Company did not incur any expenses to Bovie for the three and six months ended June 30, 2018 under this agreement. The Company incurred approximately $0 and $31,000, respectively, for the three and six months ended June 30, 2017 under this agreement. Through June 30, 2018, the Company has paid approximately $422,000 to Bovie related to this agreement. The original $295,000 agreement was a based number along the pathway of development. Additional requirements were added as the research and development process progressed and as a result certain prices increased and additional costs were added to further customize the DenerveX System. The Company is currently manufacturing the generator for sales.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €2,900 (approximately $3,500) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services. Total expenses paid for the distribution center and logistics agreement was approximately $44,000 and $85,000, respectively, for the three and six months ended June 30, 2018. The Company did not incur any expenses under this agreement for the three and six months ended June 30, 2017.

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

The Company incurred approximately $5,700 and $8,600, respectively, in royalty expense under the co-development agreement for the three and six months ended June 30, 2018, all of which was included in accounts payable at June 30, 2018. No royalties were paid to Dr. Andrews for the three and six months ended June 30, 2017.

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

The Company incurred approximately $2,800 and $4,300, respectively, in royalty expense under the Contribution and Royalty agreement for the three and six months ended June 30, 2018, all of which was included in accounts payable at June 30, 2018. No royalties were paid to Dr. Haufe for the three and six months ended June 30, 2017.

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

The Company did not incur any Streamline related expenses for the three and six months ended June 30, 2018. The Company recorded a nominal amount in Streamline related expenses for the three and six months ended June 30, 2017.

Note 9 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2017. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $24,000 and carry an annual percentage interest rate of 5.98%.

The Company had an outstanding premium balance of approximately $22,000 at June 30, 2018 related to the agreement, which is included in notes payable, current portion in the consolidated balance sheets. The Company paid interest expense related to the finance agreement for the three and six months ended June 30, 2018 in the amount of approximately $700 and $1,400, respectively. The Company had paid the yearly premium in full and had no outstanding balance at June 30, 2017 related to the agreement.

Promissory Notes

On March 26, 2018 the Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. The outstanding principal and all accrued but unpaid interest was originally due on May 15, 2018. The Company issued warrants to purchase an aggregate of 133,333 shares of common stock par value $.001 per share in conjunction with the promissory note to Mr. Gorlin. Each warrant has an exercise price of $0.75 and is exercisable for a period of five years commencing from the date of issuance. The Company recorded the proceeds from the promissory note and the accompanying warrants, which accrete over the period the loan is outstanding, on a relative fair basis of approximately $174,000 and $26,000, respectively.

On May 15, 2018, the Company entered into a modification agreement with Steve Gorlin whereby he agreed to convert $100,000 of the outstanding promissory note into Series B Shares. (See Note 7). Additionally, the due date for the remaining $100,000 of the promissory note was extended to August 31, 2018. The balance of the loan at June 30, 2018 was $100,000. The Company incurred approximately $140 and $2,100, respectively, in interest expense related to the promissory note for the three and six months ended June 30, 2018, which is exclusive of the amortization expense recognized in connection with the accompanying warrants issued with the note.

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two promissory notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Payments on both notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both notes have a maturity date of August 1, 2019. The promissory notes, including interest, had outstanding balances of approximately $79,000 and $104,000 at June 30, 2018 and December 31, 2017, respectively.

The Company incurred interest expense related to the promissory notes for the three and six months ended June 30, 2018 in the amount of approximately $1,200 and $2,300, respectively. The Company incurred interest expense related to the promissory notes for the three and six months ended June 30, 2017 in the amount of approximately $2,000 and $3,800, respectively. The Company had unpaid accrued interest in the amount of approximately $72,000 and $69,000 at June 30, 2018 and 2017, respectively, related to the promissory notes.

Expected future payments related to the promissory notes as of June 30, 2018, are approximately as follows:

For the year ending:

December 31, 2018	134,000
December 31, 2019	45,000
$179,000

Convertible Debenture

On January 31, 2018, the Company issued a 5% convertible debenture in exchange for $100,000. The debenture accrued interest at 5% per annum. Principal and interest were due on January 30, 2019. The debenture was convertible at the option of the holder into shares of the Company’s common stock at a conversion rate equivalent to 85% of the average closing price of the Company’s common stock for the 20 days preceding the conversion.

On April 26, 2018, the convertible debenture and unpaid accrued interest was converted into an aggregate of 266,301 shares of common stock, eliminating the Company’s debt obligation (Note 7). Prior to the conversion, the Company recognized approximately $400 and $1,200, respectively, in interest expense related to the convertible debenture during the three and six months ended June 30, 2018. The market value of the common stock on the date of the conversion was $0.40. This difference lead to an immaterial amount related to a beneficial conversion feature.

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

A summary of the Company’s warrant issuance activity and related information for the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2017	7,194,215	$1.74	3.40

Issued	2,830,833	$0.75	3.18
Outstanding and exercisable at 6/30/2018	10,025,048	$1.46	2.95

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued at June 30, 2018 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	2/26/18	$0.51	$0.75	$0.20	5 years	2.60	55.91
Short-term debt	3/26/18	$0.53	$0.75	$0.22	5 years	2.64	56.57
Private placement	5/1/2018	$0.44	$0.75	$0.11	3 years	2.66	56.92
Debt conversion	5/15/2018	$0.39	$0.75	$0.08	3 years	2.75	57.03

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

Note 12 - Income Taxes

For the period from February 1, 2013 (inception) to June 30, 2018, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully reserved as of June 30, 2018 and December 31, 2017, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at June 30, 2018 or December 31, 2017. The Company has not undergone any tax examinations since inception.

Note 13 - Related-Party Transactions

Patent Assignment and Royalty Agreements

The Company has a Contribution and Royalty Agreement with Dr. Haufe, a director of the Company. The agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues received by the Company from sales of all products derived from the use of the DenerveX technology. The Company incurred approximately $2,800 and $4,300, respectively, in royalty expense under the Contribution and Royalty agreement for the three and six months ended June 30, 2018, all of which was included in accounts payable at June 30, 2018. No royalties were earned or paid to Dr. Haufe for the three and six months ended June 30, 2017.

Co-Development Agreement

The Company entered into a Co-Development Agreement with Dr. Andrews, a director of the Company, in September 2013. The agreement provides for the Company to pay Dr. Andrews a royalty of 2% of the Company’s net sales earned from applicable product sales for at least 5 years from the effective date of the agreement. The Company incurred approximately $5,700 and $8,600 in royalty expense under the co-development agreement for the three and six months ended June 30, 2018, all of which was included in accounts payable at June 30, 2018. No royalties were earned or paid to Dr. Andrews for the three and six months ended June 30, 2017.

Operating Lease

As described in Note 8, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Base rent payments under this arrangement is $2,147 per month. Rent expense and utilities expenses incurred by TAG Aviation amounted to approximately $9,400 and $18,800, respectively, for the three and six months ended June 30, 2018. Approximately $3,100 was included in accounts payable as of June 30, 2018. Rent expense and utilities expenses paid to TAG Aviation amounted to approximately $6,300 and $15,700, respectively, for the three and six months ended June 30, 2017.

Consulting expense

As described in Note 8, the Company paid $39,999 and $79,998, respectively, for the three and six months ended June 30, 2018 to Jesse Crowne, a director and Co-Chairman of the Board of the Company, for business advisory services, of which $13,333 was included in accounts payable at June 30, 2018.

Note 14 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through June 30, 2018, the Company has incurred approximately $1,905,000 in fees to Devicix, of which approximately $24,000 and $16,000, respectively, was included in accounts payable as of June 30, 2018 and 2017.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice.

The Company incurred expenses of approximately $16,000 and $155,000, respectively, for the three and six months ended June 30, 2018. The Company incurred expenses of approximately $32,000 and $239,000, respectively, for the three and six months ended June 30, 2017.

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

The Company did not incur any expenses to Bovie for the three and six months ended June 30, 2018. The Company incurred approximately $0 and $31,000, respectively, for the three and six months ended June 30, 2017. Through June 30, 2018, the Company has incurred approximately $422,000 to Bovie related to this agreement. The manufacturing agreement is complete as of June 30, 2018, and the Company does not expect to incur any more expenses related to the agreement.

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

The Company incurred fees of approximately $4,200 and $107,000, respectively, to Nortech for the three and six months ended June 30, 2018. The Company incurred fees of approximately $6,800 and $140,000, respectively, to Nortech for the three and six months ended June 30, 2017. Through June 30, 2018, the Company has incurred expenses of approximately $997,000 to Nortech.

Note 15– Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $2,340,000 and $3,475,000 for the six months ended June 30, 2018 and 2017, respectively. The Company will continue to incur losses until it can sell a sufficient enough volume of the DenerveX System with margins sufficient to offset expenses.

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

Note 16 - Subsequent Events

On August 8, 2018, the Board approved the issuance of up to $600,000 of 12% Senior Secured Convertible Notes (the “Notes”). The Notes and unpaid interest mature 1 year from closing date. The Notes are convertible into the Company’s common stock at the option of the holder at the lesser of (a) $0.40, or (b) 90% of the price of the common stock in the Company’s next private placement. Each holder is also issued a warrant for number of shares equal to the number of common shares that would be received if the Notes were converted at $0.40. The warrants expire after 3 years and have an exercise price of $0.75 per share. Both the conversion price and warrant exercise price are subject to customary anti-dilution provisions.

The Notes also contain a registration provision that requires the Company to file to register the underlying common stock and warrants no later than December 31, 2018, and use best efforts to have the registration statement effective by March 31, 2019. A cash penalty of 1% of the investment amount per month can be imposed by the holder if the registration statement is not filed by December 31, 2018 or declared effective by March 31, 2019, up to a maximum of 12%. As of August 10, 2018, the Company had sold all of the Notes.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5-phase development plan, culminating in the production ready prototype that could be used for validation purposes. We have recently completed the final stages of the build and test phase of the device, culminating in receiving CE marking to market the product in Europe. The DenerveX Kit and Pro-40 generator is now in commercial production. We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through June 30, 2018, we have incurred approximately $1,905,000 in fees to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through June 30, 2018, we have incurred approximately $997,000 in fees to Nortech. We are now in commercial production, however, the Company may still incur non-recurring expenses related to the DenerveX Kit under the agreement.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through June 30, 2018, we have incurred approximately $422,000 in fees to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. Development of the generator is now complete and it is currently in commercial production.

The Company has completed the final stages of the development and verification of the DenerveX Device and the DenerveX Pro-40 power generator as a system.

Regulatory Approval

The Company received CE marking in June 2017 for the DenerveX System. It is now being sold throughout the European Union and countries that accept CE Mark.

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

Revenue; Cost of Revenue and Gross Profit

The Company’s first sale of the DenerveX System occurred in July 2017. We recorded gross revenue for the three and six months ended June 30, 2018 of approximately $252,000 and $396,000, respectively.

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

For the period ending June 30, 2018, cost of sales as a percentage of revenue was approximately 76% resulting in a gross profit margin of approximately 24%.

Operating Expenses

We classify our operating expenses into four categories: research and development, sales and marketing, general and administrative, and depreciation.

Research and Development Expenses

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for regulatory, patent, and research and development activities. For the three and six months ended June 30, 2018, the Company incurred approximately $16,000 and $155,000, respectively, in research and development expenses. For the three and six months ended June 30, 2017, the Company incurred approximately $56,000 and $392,000, respectively, in research and development expenses. Research and development expenses are recorded in operating expenses in the period in which they are incurred.

General and Administrative Expenses

For the three and six months ended June 30, 2018, the Company incurred approximately $441,000 and $900,000, respectively, in personnel costs. For the three and six months ended June 30, 2017, the Company incurred approximately $461,000 and $917,000, respectively, in personnel costs.

Professional fees were approximately $408,000 and $805,000, respectively, for the three and six months ended June 30, 2018. Professional fees were approximately $359,000 and $802,000, respectively, for the three and six months ended June 30, 2017. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to maintain CE Mark in Europe.

General and administrative related travel expenses were approximately $2,800 and $9,800, respectively, for the three and six months ended June 30, 2018. General and administrative related travel expenses were approximately $29,000 and $51,000, respectively, for the three and six months ended June 30, 2017.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Sales and Marketing Expenses

For the three and six months ended June 30, 2018, the Company incurred approximately $201,000 and $451,000, respectively, in sales and marketing expenses. For the three and six months ended June 30, 2017, the Company incurred approximately $146,000 and $228,000, respectively, in sales and marketing expenses. Sales and marketing expenses consist primarily of travel related expenses and fees paid to vendors for tradeshows and consultants in correlation with the launch and commercialization of the DenerveX System in Europe. We expect these expenses will continue to increase as we launch the product in new markets and expand penetration in existing markets.

Depreciation and Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $7,000 and $14,000, respectively, in depreciation and amortization expense for the three and six months ended June 30, 2018. The Company recognized approximately $7,000 and $13,000, respectively, in depreciation and amortization expense for the three and six months ended June 30, 2017.

Results of Continued Operations

Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017.

Total operating expenses decreased approximately $143,000, or 12%, to approximately $1,092,000 for the three months ended June 30, 2018, as compared to approximately $1,235,000 for the three months ended June 30, 2017.

Total operating expenses decreased approximately $696,000, or 23%, to approximately $2,385,000 for the six months ended June 30, 2018, as compared to approximately $3,081,000 for the six months ended June 30, 2017.

The overall decrease in operating expenses is the result of intentional spending cut-backs in order to preserve working capital due to low cash balances. Additionally, research and development and regulatory expenses are lower as we completed the final stages of the development and verification of the DenerveX System and have received CE Mark certification. Sales & Marketing expenses increased as we entered commercial production of the DenerveX System and launched our product in Europe. We continued to incur similar costs associated with being a public entity.

Results of Discontinued Operations

We did not incur any operating losses related to the disposition of Streamline for the three and six months ended June 30, 2018. Our discontinued operations generated net losses of approximately $0 and $1,200, respectively for the three and six months ended June 30, 2017.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2017 and 2016. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until our products can generate enough revenue to offset our operating expenses. We received $820,000 of net proceeds in a private placement of 5% Series B Preferred Convertible Stock in May 2018. We believe these funds will be sufficient to maintain uninterrupted operations while we pursue our near term operational plans and pursue other fund-raising initiatives that will be required in 2018. No assurances can be provided regarding the success of such efforts. Furthermore, if the Company is unable to raise sufficient financing in 2018, it could be required to undertake initiatives to conserve its capital resources. If we are required to conserve resources or curtail production, there could be substantial doubt about the Company’s ability to continue as a going concern.

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

Each Series B Share is convertible into 250 shares of Common Stock at a conversion price of $0.40 per share. The Series B Shares also entitle the holders to a 5% annual dividend.

The offering resulted in net proceeds of $820,000 and resulted in the issuance of an aggregate of 8,250 shares of 5% Series B Convertible Preferred Stock and warrants to purchase 2,062,500 common stock shares.

Debt

The $100,000 5% convertible debenture the Company issued on January 31, 2018 was converted on April 26, 2018 into common stock at $0.38 per share, which was 85% of the average closing price of the Company’s stock during the twenty trading days immediately preceding the delivery of the notice of conversion. The market value of the common stock on the date of the conversion was $0.40 which lead to an immaterial amount related to a beneficial conversion feature.

On March 26, 2018 the Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. The outstanding principal and all accrued but unpaid interest was due on May 15, 2018. The Company issued warrants to purchase an aggregate of 133,333 shares of common stock in conjunction with the promissory note. Each warrant has an exercise price of $0.75 and is exercisable for a period of five years commencing from the date of issuance.

On May 15, 2018, $100,000 of Steve Gorlin’s $200,000 promissory note was converted into equity pursuant to the same terms of the securities purchase agreement dated May 1, 2018. Accordingly, $100,000 of the promissory note was converted into an aggregate of 1,000 shares of the Company’s 5% Series B Shares and 250,000 warrants to purchase common stock, eliminating $100,000 of the Company’s $200,000 debt obligation.

Working Capital (Deficit) Surplus

	June 30, 2018	December 31, 2017
Current Assets	$708,000	$1,138,000
Current Liabilities	986,000	475,000
Working Capital (Deficit) Surplus	$(278,000)	$663,000

Cash Flows

Cash activity for the six months ended June 30, 2018 and 2017 is summarized as follows:

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(1,617,000)	$(2,655,000)
Cash provided by (used in) investing activities	150,000	(10,000)
Cash provided by financing activities	1,337,000	2,521,000
Net decrease in cash and cash equivalents	$(130,000)	$(144,000)

As of June 30, 2018, the Company had approximately $114,000 of cash on hand.

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

The Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. $100,000 of the promissory note was converted into preferred stock and warrants on May 15, 2018. The outstanding principal and all accrued but unpaid interest is due on August 31, 2018.

The Company rents commercial office space in Alpharetta, GA. Base annual rent is currently set at $2,948 per month and the lease term ends July 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that while there was sufficient segregation of routine duties, the Company lacked the resources to retain experts who could assist in the preparation and calculation of entries and disclosures related to some of the Company’s more complex equity transactions. Management believes this lack of expert advice amounts to a material weakness in our financial reporting and our disclosure controls.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2018, the Company sold an aggregate of 8.25 Units and issued to the Investors an aggregate of 8,250 Series B Shares and 2,062,500 warrants to purchase common stock, resulting in total $825,000 gross proceeds to the Company. Each Unit had a purchase price of $100,000 and consisted of (i) 1,000 shares of the Company’s 5% Series B Convertible Preferred Stock (the “Series B Shares”) and (ii) warrants to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share. Each Series B Share is convertible into 250 shares of Common Stock at a conversion price of $0.40 per share. The 8,250 Series B Shares sold in the Offering are convertible into an aggregate of 2,062,500 shares of Common Stock. The Units were sold pursuant to the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

On May 15, 2018, the Company entered into a modification agreement with Steve Gorlin whereby he agreed to convert $100,000 of the $200,000 outstanding promissory note into Series B Shares. The conversion of $100,000 was converted under the terms of the May 1, 2018 securities purchase agreement. The $100,000 conversion was converted into an aggregate of 1,000 shares of the Company’s 5% Series B Shares and 250,000 warrants to purchase common stock, eliminating $100,000 of the Company’s $200,000 debt obligation. Each Series B Share is convertible into 250 shares of Common Stock at a conversion price of $0.40 per share. The Series B Shares also entitle the holders to a 5% annual dividend. The Warrants are exercisable for a period of three (3) years from the date of issuance at an exercise price of $0.75 per share.

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

Date: August 14, 2018

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

