Form 10-Q
period 2018-09-30
Medovex Corp.
filed 2018-11-14
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

MEDOVEX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

3060 Royal Boulevard S Ste 150
Alpharetta, Georgia	30022
(Address of Principal Executive Offices)	(Zip Code)

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

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

[  ] Yes [X] No

As November 12, 2018, 24,717,271 shares of the registrant’s common stock were outstanding.

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

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$227,960	$245,026
Accounts receivable	141,290	157,069
Other receivables	9,537	86,888
Inventory	206,495	294,714
Prepaid expenses	59,068	204,532
Short-term receivable	—	150,000
Total Current Assets	644,350	1,138,229
Property and Equipment, net of accumulated depreciation	66,551	87,173
Deposits	2,751	2,751
Total Assets	$713,652	$1,228,153
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Interest payable	$80,709	$69,222
Accounts payable	688,958	196,171
Accounts payable to related parties	69,503	12,319
Accrued payroll	124,817	—
Accrued liabilities	477,413	64,000
Notes payable, current portion	54,363	132,294
Short-term convertible notes payable, net of debt discount	533,128	—
Dividend payable	30,063	—
Unearned revenue	—	1,048
Total Current Liabilities	2,058,954	475,054
Long-Term Liabilities
Notes payable, net of current portion	—	38,990
Deferred rent	67	688
Total Long-Term Liabilities	67	39,678
Total Liabilities	2,059,021	514,732
Stockholders’ (Deficit) Equity
Series A Preferred stock - $.001 par value: 45,000 shares authorized, no shares issued and outstanding at September 30, 2018 (unaudited), 12,740 shares issued and outstanding at December 31, 2017	—	13
Series B Preferred stock - $.001 par value: 10,000 shares authorized, 9,250 shares issued and outstanding at September 30, 2018 (unaudited), no shares issued and outstanding at December 31, 2017	9	—
Common stock - $.001 par value: 200,000,000 and 49,500,000 shares authorized as of September 30, 2018 (unaudited) and December 31, 2017 respectively; 23,473,314 and 21,163,013 shares issued and outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	23,473	21,163
Additional paid-in capital	35,278,207	33,509,648
Accumulated deficit	(36,647,058)	(32,817,403)
Total Stockholders’ (Deficit) Equity	(1,345,369)	713,421
Total Liabilities and Stockholders’ (Deficit) Equity	$713,652	$1,228,153

See notes to condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$208,713	$117,277	$605,058	$117,277
Less: Discounts Allowed	(2,554)	—	(6,285)	—
Cost of Goods Sold	(122,436)	(96,683)	(425,399)	(96,683)
Gross Profit	83,723	20,594	173,374	20,594

Operating Expenses
General and administrative	1,153,966	1,092,084	2,918,251	3,540,500
Sales and marketing	215,039	216,950	666,092	444,708
Research and development	46,219	70,151	201,529	461,924
Depreciation	6,728	7,109	20,622	20,000
Total Operating Expenses	1,421,952	1,386,294	3,806,494	4,467,132

Operating Loss	(1,338,229)	(1,365,700)	(3,633,120)	(4,446,538)

Other Expenses
Foreign currency transaction loss	3,849	—	15,881	—
Interest expense	40,197	1,654	72,957	393,890
Total Other Expenses	44,046	1,654	88,838	393,890

Total Loss from Continuing Operations	(1,382,275)	(1,367,354)	(3,721,958)	(4,840,428)

Discontinued Operations
Loss from discontinued operations	—	—	—	1,163
Total Loss from Discontinued Operations	—	—	—	(1,163)

Net Loss	(1,382,275)	(1,367,354)	(3,721,958)	(4,841,591)

Dividend on outstanding Series B Preferred stock	(22,354)	—	(30,063)	—
Deemed divided on adjustment to exercise price on certain warrants	(107,697)	—	(107,697)	—
Deemed dividend on beneficial conversion features	—	—	(259,350)	—
Net loss attributable to common shareholders	$(1,512,326)	$(1,367,354)	$(4,119,068)	$(4,841,591)
Loss per share – Basic:
Continuing Operations	$(0.06)	$(0.07)	$(0.18)	$(0.26)
Discontinued Operations	—	—	—	—
Net Loss per share	$(0.06)	$(0.07)	$(0.18)	$(0.26)
Loss per share – Diluted:
Continuing Operations	$(0.06)	$(0.07)	$(0.18)	$(0.26)
Discontinued Operations	—	—	—	—
Net Loss per share	$(0.06)	$(0.07)	$(0.18)	$(0.26)

Weighted average outstanding shares used to compute basic net loss per share	23,473,314	20,504,932	22,786,208	18,332,398
Weighted average outstanding shares used to compute diluted net loss per share	23,473,314	20,504,932	22,786,208	18,332,398

See notes to condensed consolidated financial statements

 MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the nine months ended September 30, 2018

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2017	12,740	$13	—	—	21,163,013	$21,163	$33,509,648	$(32,817,403)	$713,421
Issuance of common stock pursuant to a private placement completed in February 2018, net of offering costs	—	—	—	—	770,000	770	241,727	—	242,497
Issuance of warrants pursuant to a private placement completed in February 2018	—	—	—	—	—	—	52,003	—	52,003
Issuance of warrants in connection with promissory note in March 2018	—	—	—	—	—	—	25,646	—	25,646
Issuance of common stock pursuant to preferred stock conversion in March 2018	(12,740)	(13)	—	—	1,274,000	1,274	(1,261)	—	—
Issuance of common stock pursuant to conversion of convertible debt in April 2018	—	—	—	—	266,301	266	100,928	—	101,194
Issuance of preferred stock pursuant to a private placement completed in May 2018, net of offering costs	—	—	8,250	8	—	—	413,174	—	413,182
Issuance of warrants pursuant to a private placement completed in May 2018	—	—	—	—	—	—	161,206	—	161,206
Convertible preferred stock – beneficial conversion feature pursuant to a private placement completed in May 2018	—	—	—	—	—	—	245,612	—	245,612
Issuance of preferred stock pursuant to conversion of promissory note in May 2018	—	—	1,000	1	—	—	68,773	—	68,774
Issuance of warrants pursuant to conversion of promissory in May 2018	—	—	—	—	—	—	17,488	—	17,488
Convertible preferred stock – beneficial conversion feature pursuant to conversion of Promissory note in May 2018	—	—	—	—	—	—	13,738	—	13,738
Issuance of warrants in connection with short-term convertible debt in August 2018	—	—	—	—	—	—	192,330	—	192,330
Issuance of warrants in connection with short-term convertible debt in September 2018	—	—	—	—	—	—	52,246	—	52,246
Adjustment of exercise price on certain warrants	—	—	—	—	—	—	107,697	(107,697)	—
Dividend payable	—	—	—	—	—	—	(30,063)	—	(30,063)
Stock based compensation	—	—	—	—	—	—	107,315	—	107,315
Net loss	—	—	—	—	—	—	—	(3,721,958)	(3,721,958)
Balance – September 30, 2018	—	$—	9,250	$9	23,473,314	$23,473	$35,278,207	$(36,647,058)	$(1,345,369)

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,721,958)	$(4,841,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,622	20,000
Amortization of debt discount	53,350	31,772
Debt conversion expense	—	355,985
Stock-based compensation	107,315	611,522
Straight-line rent adjustment	(621)	(196)
Changes in operating assets and liabilities, net of effects of disposition:
Accounts receivable	15,779	(94,779)
Other receivables	77,351	(23,369)
Prepaid expenses	145,464	224,416
Inventory	88,219	(164,867)
Accounts payable	492,787	43,106
Accounts payable to related parties	57,184	671
Interest payable	11,487	—
Unearned revenue	(1,048)	—
Accrued payroll	124,817	—
Accrued liabilities	413,413	(84,800)
Net Cash Used in Operating Activities	(2,115,839)	(3,922,130)
Cash Flows from Investing Activities
Payment received from Streamline note receivable	150,000	—
Expenditures for property and equipment	—	(14,808)
Net Cash Provided by (Used in) Investing Activities	150,000	(14,808)
Cash Flows from Financing Activities
Principal payments under note payable obligations	(215,727)	(112,342)
Proceeds from issuance of common stock and preferred stock, net of offering costs	901,291	3,838,671
Proceeds from issuance of warrants, net of offering costs	483,431	1,248,575
Proceeds from issuance of promissory notes	174,354	—
Proceeds from issuance of convertible notes	605,424	—
Net Cash Provided by Financing Activities	1,948,773	4,974,904
Net (Decrease)/Increase in Cash	(17,066)	1,037,966
Cash - Beginning of period	245,026	892,814
Cash - End of period	$227,960	$1,930,780
Supplementary Cash Flow Information
Cash paid for interest	$4,768	$6,130
Non-cash investing and financing activities
Financing agreement for insurance policy	$74,672	$66,895
Conversion of convertible note and accrued interest to common stock	101,194	718,079
Conversion of short-term loan to common stock	—	126,720
Conversion of promissory note to preferred stock and warrants	100,000	—
Issuance of warrants for conversion of notes	—	305,201
Common stock issued for board fees	—	240,000
Issuance of common stock for preferred stock conversion	1,274	931
Issuance of common stock warrants for placement agent fees	—	304,183
Issuance of common stock for consideration of cancellation of warrants	—	208,000
Issuance of warrants for promissory note	25,646	—
Dividends accrued	30,063	—

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

Note 2 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year.

principles of consolidation

These unaudited condensed consolidated financial statements that present the Company’s results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, include Debride and the accounts of the Company as well as its formerly wholly-owned subsidiary, Streamline Inc. (“Streamline”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Change in Accounting Estimates

The Company had three years of historical stock price information available as of September 30, 2018. As such, only the Company’s historical information was solely used in calculating annualized volatility utilized in the Black-Sholes valuation method in determining the fair value of warrants issued. In prior periods, annualized volatility was calculated using the historical price of the Company’s stock price information in addition to three comparative companies in an active market.

Foreign Currency

The Company’s revenues and expenses transacted in foreign currencies are recorded as they occur at exchange rates in effect at the time of each transaction. Realized gains and losses on foreign currency transactions are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. The Company recorded approximately $4,000 and $5,600, respectively, in foreign currency transaction expense for the three and nine months ended September 30, 2018. The Company did not incur any foreign currency transaction costs related to revenues and expenses transacted in foreign currencies for the three and nine months ending September 30, 2017.

Foreign currency denominated monetary assets and liabilities of the Company are measured at the end of each reporting period using the exchange rate as of the balance sheet date and are recorded as a component of other income or expense, net on the Company’s consolidated statements of operations. As of September 30, 2018, the Company recorded a net translation loss of approximately $10,200 in foreign currency denominated monetary assets and liabilities. The Company did not incur any foreign currency translation costs related to foreign currency denominated monetary assets and liabilities for the three and nine months ending September 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In July 2017, FASB issued ASU No. 2017-11 to provide new guidance for classification and accounting of financial instruments with down round features. The update requires entities to recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature should be recognized as a dividend and a reduction to income available to common shareholders in calculating basic EPS. ASU 2017-11 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods therein. The Company adopted the amendments of ASU 2017-11 effective January 1, 2018.

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

Note 5 - Inventory

Inventory consists only of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
Split Return Electrodes	$—	$1,868
Denervex device	71,495	111,596
Pro-40 generator	135,000	181,250
Total	$206,495	$294,714

Note 6 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	September 30, 2018	December 31, 2017
Furniture and fixtures	5 years	$67,777	$67,777
Computers and software	3 years	31,738	31,738
Leasehold improvements	5 years	35,676	35,676
		135,191	135,191
Less accumulated depreciation		(68,640)	(48,018)

Total		$66,551	$87,173

Depreciation expense amounted to $6,728 and $20,622, respectively, for the three and nine months ended September 30, 2018. Depreciation expense amounted to $7,109 and $20,000, respectively, for the three and nine months ended September 30, 2017.

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

In August 2017, the Board authorized the issuance of 125,000 shares of common stock to a certain member of the Board of Directors and 175,000 shares of common stock to a certain consultant. At the inception of the agreement, 25% of the shares were issued to both the director and the consultant. In December 2017, 50,000 shares were issued to the consultant. As of September 30, 2018, the board member and consultant are due to be issued an additional 75,000 shares. The 75,000 shares were valued at the performance completion date, August 16, 2018, at $0.32 per share, which was the closing price on that date. As the shares had not been issued as of September 30, 2018, the fair value of the liability at the performance completion date $24,000 is in accrued liabilities. The Company does not expect to issue any remaining shares as the board member and the consultant are no longer associated with the Company.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

We utilize the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding.

For the three and nine months ended September 30, 2018, the Company recognized approximately $22,000 and $107,000, respectively, as compensation expense with respect to vested stock options. For the three and nine months ended September 30, 2017, the Company recognized approximately $111,000 and $612,000, respectively, as compensation expense with respect to vested stock options.

Stock Option Activity

As of September 30, 2018, there were 142,825 shares of time-based, non-vested stock options outstanding. As of September 30, 2018, there was approximately $53,000 of total unrecognized stock-based compensation related to these non-vested stock options. That expense is expected to be recognized on a straight-line basis over a weighted average period of 1.39 years.

The following is a summary of stock option activity at September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2017	1,314,059	$2.01	8.19

Forfeited	(136,035)	$1.69	—
Outstanding at 9/30/2018	1,178,024	$2.04	7.45
Exercisable at 9/30/2018	1,035,200	$2.16	7.37

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

On May 1, 2018, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company offered up to $1,000,000 in units. Each unit had a purchase price of $100,000 and consisted of (i) 1,000 shares of the Company’s 5% Series B Convertible Preferred Stock (the “Series B Shares”) and (ii) warrants to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share. Each Series B Share is convertible at a conversion price of $0.40 per share. The conversion price has a feature that would adjust the conversion price downward if the company issues any common stock or common stock equivalents at a price less than $0.40 per share while the Series B shares are outstanding. The market value of the common stock on the date of the agreement was $0.44. The Series B Shares initially entitled the holders to a 5% adjustable annual dividend. The Series B Shares also have a feature that provides the holder the ability to adopt more favorable terms of subsequent financings while the Series B Shares are outstanding. The Warrants are exercisable for a period of three (3) years from the date of issuance at an initial exercise price of $0.75 per share subject to downward adjustment if the Company issues any common stock or common stock equivalents at a price less than $0.75 per share while the warrants are outstanding.

As a result of the offering, the Company sold an aggregate of 8.25 Units and issued to the Investors an aggregate of 8,250 Series B Shares and 2,062,500 warrants to purchase common stock, resulting in total $825,000 gross proceeds to the Company. The Company incurred $5,000 in legal fees related to the offering, which resulted in $820,000 net cash received from the offering. The 8,250 Series B Shares sold in the Offering are initially convertible into an aggregate of 2,062,500 shares of Common Stock.

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

On August 1, 2018 the annual dividend rate on the Series B Shares was adjusted to 12%, which is equal to the same rate as the convertible debt issued in August and September 2018, pursuant to an adjustment provision in the Series B Shares which entitles the holders to receive a more beneficial annual dividend rate offered in any subsequent financings. The Company had accrued unpaid dividends in the amount of approximately $30,000 as of September 30, 2018, related to the Series B Shares.

On August 8, 2018, the Company completed the issuance of convertible debt at an initial conversion price of $0.40. Accordingly the exercise price on all of the warrants issued with the Series B Shares were adjusted downward to $0.40. In conjunction with the downward adjustment, the Company recorded a deemed dividend of approximately $108,000 representing the difference in the fair value of the warrants immediately before and after the adjustment to the exercise price.

preferred Stock Conversion

On March 30, 2018, 12,740 shares of Series A Preferred Stock were converted into an aggregate of 1,274,000 restricted shares of authorized common stock, par value $0.001 per share.

Convertible Notes

In August and September 2018, the Company entered into a securities purchase agreement with select accredited investors, whereby the Company offered up to $1,000,000 in units at a purchase price of $50,000 per unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Warrants are exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants. The notes are secured by all of the assets of the Company.

ASU 2017-11 provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

If the down round feature in the warrants is triggered, the Company will recognize the effect of the down found as a deemed dividend which will reduce the income available to common stockholders.

In the offering, the Company sold an aggregate of 15 units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. If converted at $0.40 the convertible notes sold in the offering are convertible into an aggregate of 1,875,000 shares of common stock. The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of approximately $505,000 and $245,000, respectively. Accretion expense for the three and nine month period ending September 30, 2018 related to these convertible notes was approximately $28,400. The Company recognized $10,700 in unpaid accrued interest expense related to the notes as of September 30, 2018.

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

Promissory Note

On May 15, 2018, the Company entered into a modification agreement with Steve Gorlin whereby he agreed to convert $100,000 of the $200,000 outstanding promissory note into Series B Shares. The conversion of $100,000 was converted under the terms of the May 1, 2018 securities purchase agreement. The $100,000 conversion was converted into an aggregate of 1,000 shares of the Company’s Series B Shares and 250,000 warrants to purchase common stock, eliminating $100,000 of the Company’s $200,000 debt obligation.

The converted $100,000 was first allocated to the fair value of the warrants issued in conjunction with the conversion, and the Series B Shares based on their relative fair value. The Company recognized a beneficial conversion feature related to the Series B Shares of approximately $14,000, which was credited to additional paid-in capital. Because the Series B Shares can immediately be converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a dividend to the preferred shareholders.

On August 21, 2018, the Company paid back the remaining $100,000 plus unpaid accrued interest in the amount of $2,944, eliminating the Company’s debt obligation.

Note 8 – Commitments & Contingencies

Operating Leases

Office Space

The Company pays TAG Aviation, a company owned by its Chief Executive Officer, Jarrett Gorlin (“Mr. Gorlin”) for office space that is currently being used as the Company’s principal business location plus utilities cost (see “Related-Party Transactions”) on a monthly basis. Base annual rent is $2,147 per month. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $9,400 and $28,300, respectively, for the three and nine months ended September 30, 2018. Rent expense and utilities cost paid to TAG Aviation amounted to approximately $9,500 and $25,000 for the three and nine months ended September 30, 2017.

On September 1, 2018, the Company extended the term of the lease agreement for the commercial building which originally commenced on August 1, 2015. The term of the new lease agreement is for two years four months commencing on September 1, 2018 and ending December 31, 2020. Base rent under the old lease agreement was $2,948 and base rent under the new agreement is $3,095. Total lease expense for the three and nine months ended September 30, 2018 was approximately $8,800 and $26,000, respectively related to this lease. Total lease expense for the three and nine months ended September 30, 2017 was approximately $8,600 and $26,000, respectively related to this lease.

Future minimum lease payments under this rental agreement are approximately as follows:

For the year ending:

December 31, 2018	$9,300
December 31, 2019	37,500
December 31, 2020	38,600
$85,400

Equipment

The Company entered into a non-cancelable 36-month operating lease agreement for equipment on March 23, 2018. The agreement is renewable at the end of the term and requires the Company to maintain comprehensive liability insurance. Total lease expense was approximately $800 and $2,500, respectively, for the three and nine months ended September 30, 2018. Total lease expense was approximately $900 and $2,900, respectively, for the three and nine months ended September 30, 2017.

Future minimum lease payments under this operating lease agreement are approximately as follows:

For the year ending:

December 31, 2018	$500
December 31, 2019	1,900
December 31, 2020	1,900
December 31, 2021	500
$4,800

Consulting Agreements

The Company has an agreement with Jesse Crowne, a Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month. The Company incurred $39,999 and $120,000, respectively, for the three and nine months ended September 30, 2018 related to this consulting agreement, of which $13,333 was included in accounts payable at September 30, 2018. The monthly consulting fee was increased from a rate of $9,167 beginning in January 2018. The Company incurred approximately $30,000 and $85,000, respectively, for the three and nine months ended September 30, 2017 related to this consulting agreement.

The Company has a consulting agreement with a sales, marketing, and distribution consultant in Latin America at a fee of $7,000 per month through December 31, 2018. The Company incurred $21,000 and $63,000, respectively, for the three and nine months ended September 30, 2018 related to this consulting agreement. The Company incurred $21,000 and $45,000, respectively, for the three and nine months ended September 30, 2017 related to this consulting agreement.

The Company has consulting agreements with a varying team of sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €21,000 (approximately $25,000) per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 30, 2019. The Company incurred approximately $71,000 and $280,000, respectively, for the three and nine months ended September 30, 2018 related to these consulting agreements. The Company incurred approximately $58,000 and $131,000, respectively, for the three and nine months ended September 30, 2017 related to these consulting agreements.

Generator development agreement

The Company was obligated to reimburse Bovie Medical Corporation (“Bovie”) up to $295,000 for the development of the Pro-40 electrocautery generator. The Company did not incur any expenses to Bovie for the three and nine months ended September 30, 2018 under this agreement. The Company incurred approximately $3,000 and $33,000, respectively, for the three and nine months ended September 30, 2017 under this agreement. Through September 30, 2018, the Company has paid approximately $422,000 to Bovie related to this agreement. The original $295,000 agreement was a based number along the pathway of development. Additional requirements were added as the research and development process progressed and as a result certain prices increased and additional costs were added to further customize the DenerveX System. The Company is currently manufacturing the generator for sales.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company originally paid a fixed monthly fee of €2,900 (approximately $3,500) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services. Effective September 1, 2018, the fixed monthly fee was changed to €6,900 (approximately $7,900). Total expenses paid for the distribution center and logistics agreement was approximately $34,000 and $118,000, respectively, for the three and nine months ended September 30, 2018. Total expenses paid for the distribution center and logistics agreement was approximately $37,900 for the three and nine months ended September 30, 2017.

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

The Company incurred approximately $4,500 and $13,100, respectively, in royalty expense under the co-development agreement for the three and nine months ended September 30, 2018, all of which was included in accounts payable at September 30, 2018. The Company incurred approximately $446 in royalty expense under the co-development agreement for the three and nine months ended September 30, 2017.

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

The Company incurred approximately $2,300 and $6,600, respectively, in royalty expense under the Contribution and Royalty agreement for the three and nine months ended September 30, 2018, all of which was included in accounts payable at September 30, 2018. The Company incurred approximately $225 in royalty expense under the patent assignment and contribution agreement for the three and nine months ended September 30, 2017.

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

The Company did not incur any Streamline related expenses for the three and nine months ended September 30, 2018. The Company recorded a nominal amount in Streamline related expenses for the three and nine months ended September 30, 2017.

Note 9 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2017. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $24,000 and carry an annual percentage interest rate of 5.98%.

The Company had paid the yearly premium in full and had no outstanding balance as of September 30, 2018 and 2017 related to the agreement.

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

On August 21, 2018, the Company paid the remaining $100,000 plus unpaid accrued interest in the amount of $2,944, which was exclusive of the amortization expense recognized in connection with the accompanying warrants issued with the note, eliminating the Company’s debt obligation. (See Note 7)

Notes Payable

In conjunction with the consummation of the Streamline acquisition on March 25, 2015, the Company assumed two notes for approximately $135,000 and $125,000 to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund, both outside non-related parties. Payments on both notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both notes have a maturity date of August 1, 2019. The notes, had outstanding balances of approximately $62,000 and $104,000 at September 30, 2018 and December 31, 2017, respectively.

The Company incurred interest expense related to the notes for the three and nine months ended September 30, 2018 in the amount of approximately $800 and $3,100, respectively. The Company incurred interest expense related to the notes for the three and nine months ended September 30, 2017 in the amount of approximately $1,700 and $5,500, respectively. The Company had unpaid accrued interest in the amount of approximately $70,000 and $69,000 at September 30, 2018 and December 31, 2017, respectively, related to the notes.

Expected future payments related to the notes payable as of September 30, 2018, are approximately as follows:

For the year ending:

December 31, 2018	$17,000
December 31, 2019	45,000
$62,000

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

On April 26, 2018, the convertible debenture and unpaid accrued interest was converted into an aggregate of 266,301 shares of common stock, eliminating the Company’s debt obligation (Note 7). Prior to the conversion, the Company recognized approximately $400 and $1,200, respectively, in interest expense related to the convertible debenture during the nine months ending September 30, 2018. The market value of the common stock on the date of the conversion was $0.40. This difference lead to an immaterial amount related to a beneficial conversion feature.

Convertible Notes

In August and September 2018, the Company entered into a securities purchase agreement with select accredited investors, whereby the Company offered up to $1,000,000 in units at a purchase price of $50,000 per unit. Each unit consists of a 12% senior secured convertible note and a three-year warrant to purchase shares of the Company’s common stock. The notes are secured by all of the assets of the Company. (See Note 7).

In the offering, the Company sold an aggregate of 15 units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. The convertible notes sold in the offering are initially convertible into an aggregate of 1,875,000 shares of common stock but could convert into additional shares if the Company completes a down round financing during the term of the convertible notes. The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of $505,424 and $244,576, respectively. Accretion expense related to the discount on these convertible notes for the three and nine month period ending September 30, 2018 was approximately $28,000. The Company recognized $10,700 in unpaid accrued interest expense related to the notes as of September 30, 2018.

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

A summary of the Company’s warrant issuance activity and related information for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2017	7,194,215	$1.74	3.40

Issued	4,705,833	(1)(2)	2.91
Outstanding and exercisable at 9/30/2018	11,900,048	$1.28	2.73

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued at September 30, 2018 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	2/26/18	$0.51	$0.75	$0.20	5 years	2.60	55.91
Short-term debt	3/26/18	$0.53	$0.75	$0.22	5 years	2.64	56.57
Private placement	5/1/2018	$0.44	(1)	$0.11	3 years	2.66	56.92
Debt conversion	5/15/2018	$0.39	(1)	$0.08	3 years	2.75	57.03
Convertible notes	8/8/2018	$0.37	(2)	$0.19	3 years	2.68	104.37
Convertible notes	9/28/2018	$0.40	(2)	$0.21	3 years	2.88	105.07

(1)Warrants issued with the May 2018 private placement and debt conversion had an initial exercise price of $0.75 and contain a contingent feature which would adjust the exercise price of the warrant in the event the Company issues any shares of common stock or common stock equivalents in a private placement of equity or debt securities at a price less than $0.75 per share. On August 8, 2018, the Company completed the issuance of convertible debt at an initial conversion price of $0.40. Accordingly the exercise price on these warrants was adjusted downward to $0.40.

(2)Warrants issued with the August 8, 2018 and September 28, 2018 convertible notes have an initial exercise price of $0.75 and contain a contingent feature which would adjust the exercise price of the warrant in the event the Company issues any shares of common stock or common stock equivalents in a private placement of equity or debt securities at which 90% of the issuance price is less than $0.75.

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

Note 12 - Income Taxes

For the period from February 1, 2013 (inception) to September 30, 2018, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully reserved as of September 30, 2018 and December 31, 2017, since it is currently more likely than not that the benefit will not be realized in future periods.

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at September 30, 2018 or December 31, 2017. The Company has not undergone any tax examinations since inception.

Note 13 - Related-Party Transactions

Patent Assignment and Royalty Agreements

As described in Note 8, the Company has a Contribution and Royalty Agreement with Dr. Haufe, a director of the Company. The agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues received by the Company from sales of all products derived from the use of the DenerveX technology. The Company incurred approximately $2,300 and $6,600, respectively, in royalty expense under the Contribution and Royalty agreement for the three and nine months ended September 30, 2018, all of which was included in accounts payable at September 30, 2018. The Company incurred approximately $225 in royalty expense under the patent assignment and contribution agreement for the three and nine months ended September 30, 2017.

Co-Development Agreement

As described in Note 8, the Company entered into a Co-Development Agreement with Dr. Andrews, a director of the Company, in September 2013. The agreement provides for the Company to pay Dr. Andrews a royalty of 2% of the Company’s net sales earned from applicable product sales for at least 5 years from the effective date of the agreement. The Company incurred approximately $4,500 and $13,100 in royalty expense under the co-development agreement for the three and nine months ended September 30, 2018, all of which was included in accounts payable at September 30, 2018. The Company incurred approximately $446 in royalty expense under the co-development agreement for the three and nine months ended September 30, 2017.

Operating Lease

As described in Note 8, the Company pays TAG Aviation LLC, (“TAG”), a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Base rent payments under this arrangement is $2,147 per month. Rent expense and utilities expenses incurred by TAG Aviation amounted to approximately $9,400 and $28,300, respectively, for the three and nine months ended September 30, 2018. Approximately $6,300 was included in accounts payable as of September 30, 2018. Rent expense and utilities expenses paid to TAG Aviation amounted to approximately $9,500 and $25,000, respectively, for the three and nine months ended September 30, 2017.

Consulting expense

As described in Note 8, the Company paid $39,999 and $120,000, respectively, for the three and nine months ended September 30, 2018 to Jesse Crowne, a director and Co-Chairman of the Board of the Company, for business advisory services, of which $13,333 was included in accounts payable at September 30, 2018.

Note 14 - Research and Development

Devicix Prototype Manufacturing Agreement

In November 2013, the Company accepted a proposal from Devicix, a Minneapolis, Minnesota based FDA registered contract designer and developer, to develop a commercially viable prototype of its product that could be used to receive regulatory approval from the FDA and other international agencies for use on humans to relieve pain associated with Facet Joint Syndrome. Through September 30, 2018, the Company has incurred approximately $1,947,000 in fees to Devicix, of which approximately $66,000 and $7,000, respectively, was included in accounts payable as of September 30, 2018 and December 31, 2017.

The development work commenced in December 2013. The total estimated cost of this work at contract signing was $960,000; however, the terms of the proposal allow either the Company or the designer and developer to cancel the development work with 10-days’ notice.

The Company incurred expenses of approximately $42,000 and $98,000, respectively, for the three and nine months ended September 30, 2018. The Company incurred expenses of approximately $34,000 and $273,000, respectively, for the three and nine months ended September 30, 2017.

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

The Company did not incur any expenses to Bovie for the three and nine months ended September 30, 2018. The Company incurred approximately $3,000 and $33,000, respectively, for the three and nine months ended September 30, 2017. Through September 30, 2018, the Company has incurred approximately $422,000 to Bovie related to this agreement. The manufacturing agreement is complete as of September 30, 2018, and the Company does not expect to incur any more expenses related to the agreement.

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

The Company incurred fees of approximately $0 and $107,000, respectively, to Nortech for the three and nine months ended September 30, 2018 related to the manufacturing agreement. The Company incurred fees of approximately $7,400 and $147,000, respectively, to Nortech for the three and nine months ended September 30, 2017. Through September 30, 2018, the Company has incurred expenses of approximately $997,000 to Nortech related to the manufacturing agreement.

Note 15– Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $3,721,000 and $4,842,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company will continue to incur losses until it can sell a sufficient enough volume of the DenerveX System with margins sufficient to offset expenses.

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

A condition to closing the Asset Purchase Agreement as described in Note 16 is a net raise of $3,000,000 from the sale of new securities. At the time of filing, this condition had not been met. If no additional funds are raised, the Asset Purchase Agreement may not close. If that occurs, the Company will have to curtail operations, as it has no viable alternatives to this agreement. Curtailing operation would raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 16 - Subsequent Events

On October 3, 2018, the Board approved the issuance of shares of common stock in lieu of cash payments due to certain directors and officers of the Company. This issuance was conditioned upon the Company signing a definitive agreement with Regenerative Medical Solutions, LLC (“RMS”). That agreement was signed on October 15, 2018, and a total of 1,168,956 shares were subsequently issued as follows: All non-employee directors were issued 35,578 shares each, for a total of 320,202 shares being issued. Executives were issued a total of 524,945 shares in lieu of cash due for 2017 bonus awards and 323,810 shares were issued to Jarrett Gorlin, former Chief Executive Officer, as severance in lieu of six months of cash salary. The 2017 bonus awards were not previously accrued as management determined it was not probable they would be paid. The board’s approval to issue shares to settle the 2017 bonus awards changed management’s probability assessment and the Company recorded the fair value of the shares issued ($210,000) as a liability at September 30, 2018.

On October 9, 2018, the Company entered into an employment agreement with William E. Horne pursuant to which Mr. Horne will serve as the Company’s President and Chief Executive Officer. The employment agreement is for a term of five years subject to additional one year renewals. The employment agreement provides for an annual base salary of $650,000 provided that if he is receiving his full salary from Laser Spine Institute, his annual base salary shall be reduced to $500,000. Mr. Horne is also eligible to participate in any discretionary or incentive bonus program approved by the Company’s Compensation Committee. Mr. Horne shall also be entitled to receive incentive stock options and restricted stock awards equal to 7% of the Company’s issued and outstanding common stock, as of the closing date of the consummation of the Asset Purchase Agreement (“APA”), as discussed below, between the Company and RMS. In the event that the APA is not consummated, the employment agreement shall terminate. Mr. Jarrett Gorlin resigned as President and Chief Executive Officer upon the effectiveness of the employment agreement.

On October 15, 2018, Directors Jarrett Gorlin, James R. Lawson, Randal R. Betz, John C. Thomas, Jr., James R. Andrews, Clyde A. Hennies, Jon Mogford, Scott Haufe and Jesse W. Crowne, this being all Board members except for Larry W. Papasan, tendered their resignations to Mr. Papasan, Co-Chairman of the Board. Mr. Papasan then invited newly appointed President and Chief Executive Officer, William E. Horne, to join the Board as Chairman. Mr. Horne accepted, and Mr. Papasan tendered his resignation to Mr. Horne, leaving Mr. Horne as the sole director of the Company.

On October 18, 2018, the Company entered into an APA with RMS, Lung Institute LLC, RMS Lung Institute Management LLC, Cognitive Health Institute Tampa, LLC, RMS Shareholder, LLC and RMS Acquisition Corp. (“Buyer”) (collectively, the “Parties”). Pursuant to the terms of the APA, buyer shall purchase all of the assets of RMS, Cognitive Health Institute Tampa, LLC, Lung Institute LLC and RMS Lung Institute Management LLC (collectively the “Sellers”). As consideration, Buyer shall (i) deliver to Sellers (a) 583,333 shares of common stock of the Company (“Common Stock”), (b) 33,632 shares of Series C Preferred Stock of the Company (“Series C Preferred Stock”), where each share of Series C Preferred Stock will convert into 1,000 shares of Common Stock and shall combine to represent the right to convert into and acquire an aggregate of fifty-five percent (55%) of the outstanding common stock of the Company and (c) “Additional Exchange Shares” as defined in the APA; and (ii) assume certain liabilities as provided in the APA. As further consideration, the Company shall pay RMS the sum of $350,000. The close of the APA is subject to certain closing conditions as set forth in the APA.

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

We accepted a proposal from Devicix, a Minneapolis, Minnesota third party design and development firm, in November 2013, to develop a prototype device. This proposal included a 5-phase development plan, culminating in the production ready prototype that could be used for validation purposes. We have recently completed the final stages of the build and test phase of the device, culminating in receiving CE marking to market the product in Europe. The DenerveX Kit and Pro-40 generator is now in commercial production. We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through September 30, 2018, we have incurred approximately $1,947,000 in fees to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through September 30, 2018, we have incurred approximately $997,000 in fees to Nortech. We are now in commercial production, however, the Company may still incur non-recurring expenses related to the DenerveX Kit under the agreement.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through September 30, 2018, we have incurred approximately $422,000 in fees to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. Development of the generator is now complete and it is currently in commercial production.

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

Revenue; Cost of Revenue and Gross Profit

The Company’s first sale of the DenerveX System occurred in July 2017. We recorded gross revenue for the three and nine months ended September 30, 2018 of approximately $209,000 and $605,000, respectively.

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

For the nine month period ending September 30, 2018, cost of sales as a percentage of revenue was approximately 70% resulting in a gross profit margin of approximately 29%.

Operating Expenses

We classify our operating expenses into four categories: research and development, sales and marketing, general and administrative, and depreciation.

Research and Development Expenses

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory supplies, costs for facilities and equipment, and other costs for regulatory, patent, and research and development activities. For the three and nine months ended September 30, 2018, the Company incurred approximately $46,000 and $202,000, respectively, in research and development expenses. For the three and nine months ended September 30, 2017, the Company incurred approximately $70,000 and $462,000, respectively, in research and development expenses. Research and development expenses are recorded in operating expenses in the period in which they are incurred.

General and Administrative Expenses

For the three and nine months ended September 30, 2018, the Company incurred approximately $620,000 and $1,510,000, respectively, in personnel costs. For the three and nine months ended September 30, 2017, the Company incurred approximately $477,000 and $1,394,000, respectively, in personnel costs. The increase is primarily attributable to recognizing $210,000 2017 bonus awards in the three and nine months ended September 30, 2018 that were previously not considered probable by the Company.

Professional fees were approximately $497,000 and $1,302,000, respectively, for the three and nine months ended September 30, 2018. Professional fees were approximately $381,000 and $1,182,000, respectively, for the three and nine months ended September 30, 2017. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to maintain CE Mark in Europe.

General and administrative related travel expenses were approximately $3,900 and $14,000, respectively, for the three and nine months ended September 30, 2018. General and administrative related travel expenses were approximately $17,000 and $68,000, respectively, for the three and nine months ended September 30, 2017.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Sales and Marketing Expenses

For the three and nine months ended September 30, 2018, the Company incurred approximately $215,000 and $666,000, respectively, in sales and marketing expenses. For the three and nine months ended September 30, 2017, the Company incurred approximately $217,000 and $450,000, respectively, in sales and marketing expenses. Sales and marketing expenses consist primarily of travel related expenses and fees paid to vendors for tradeshows and consultants in correlation with the launch and commercialization of the DenerveX System in Europe. We expect these expenses will continue to increase as we launch the product in new markets and expand penetration in existing markets.

Depreciation and Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. The Company recognized approximately $6,700 and $21,000, respectively, in depreciation and amortization expense for the three and nine months ended September 30, 2018. The Company recognized approximately $7,000 and $20,000, respectively, in depreciation and amortization expense for the three and nine months ended September 30, 2017.

Results of Continued Operations

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017.

The Company recorded gross revenue for the three and nine months ended September 30, 2018 of approximately $209,000 and $605,000, respectively.

The Company incurred net losses of approximately $3,722,000 and $4,842,000 for the nine months ended September 30, 2018 and 2017, respectively.

Total operating expenses increased approximately $36,000, or 2.6%, to approximately $1,422,000 for the three months ended September 30, 2018, as compared to approximately $1,386,000 for the three months ended September 30, 2017.

Total operating expenses decreased approximately $661,000, or 15%, to approximately $3,806,000 for the nine months ended September 30, 2018, as compared to approximately $4,467,000 for the nine months ended September 30, 2017.

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

Results of Discontinued Operations

We did not incur any operating losses related to the disposition of Streamline for the three and nine months ended September 30, 2018. Our discontinued operations generated net losses of approximately $0 and $1,000, respectively for the three and nine months ended September 30, 2017.

Regenerative Medicine Solutions Asset Purchase Agreement

On October 18, 2018, the Company entered into an Asset Purchase Agreement ( the “APA”) with Regenerative Medicine Solutions, LLC (“RMS”), Lung Institute LLC, RMS Lung Institute Management LLC, Cognitive Health Institute Tampa, LLC, RMS Shareholder, LLC and RMS Acquisition Corp. (“Buyer”) (collectively, the “Parties”). Pursuant to the terms of the APA, the Company shall purchase all of the assets of Regenerative Medicine Solutions LLC, Cognitive Health Institute Tampa, LLC, Lung Institute LLC and RMS Lung Institute Management LLC (collectively the “Sellers”). As consideration, the Company shall (i) deliver to Sellers (a) 583,333 shares of common stock of the Company, (b) 33,632,290 shares of Series C Preferred Stock of the Company, where each share of Series C Preferred Stock will convert into 1,000 shares of Common Stock and shall combine to represent the right to convert into and acquire an aggregate of fifty-five percent (55%) of the outstanding common stock of the Company and (c) “Additional Exchange Shares” as defined in the APA; and (ii) assume certain liabilities as provided in the APA. As further consideration, the Company shall pay RMS the sum of $350,000. The close of the APA is subject to certain closing conditions as set forth in the APA.

Departure of Directors and Certain Officers, Election of Directors. Appointment of Certain Officer; Compensatory Agreement of Certain Officers.

On October 3, 2018, the Board approved the issuance of shares of common stock in lieu of cash payments due to certain directors and officers of the Company. This issuance was conditioned upon the Company signing a definitive agreement with Regenerative Medicine Solutions LLC. That agreement was signed on October 15, 2018, and a total of 1,090,412 shares were subsequently issued as follows: All non-employee directors were issued 35,578 shares each, for a total of 320,202 shares being issued. Executives were issued a total of 524,945 shares in lieu of cash due for 2017 bonus awards and 323,810 shares were issued to Jarrett Gorlin, former Chief Executive Officer, as severance in lieu of six months of cash salary. The 2017 bonus awards were not previously accrued as management determined it was not probable they would be paid. The board’s approval to issue shares in lieu of cash, changed management’s probability assessment and the Company recorded the fair value of the shares issued $209,978 as a liability at September 30, 2018.

On October 9, 2018, the Company entered into an employment agreement with William E. Horne pursuant to which Mr. Horne will serve as the Company’s President and Chief Executive Officer. The employment agreement is for a term of five years subject to additional one year renewals. The employment agreement provides for an annual base salary of $650,000 provided that if he is receiving his full salary from Laser Spine Institute, his annual base salary shall be reduced to $500,000. Mr. Horne is also eligible to participate in any discretionary or incentive bonus program approved by the Company’s Compensation Committee. Mr. Horne shall also be entitled to receive incentive stock options and restricted stock awards equal to 7% of the Company’s issued and outstanding common stock, as of the closing date of the consummation of the Asset Purchase Agreement (“APA”) between the Company and Regenerative Medical Solutions, Inc. In the event that the APA is not consummated, the employment agreement shall terminate. Mr. Jarrett Gorlin resigned as President and Chief Executive Officer upon the effectiveness of the employment agreement, and 323,810 shares were issued to Jarrett Gorlin as severance in lieu of six months of cash salary.

On October 15, 2018, Directors Jarrett Gorlin, James R. Lawson, Randal R. Betz, John C. Thomas, Jr., James R. Andrews, Clyde A. Hennies, Jon Mogford, Scott Haufe and Jesse W. Crowne, this being all Board members except for Larry W. Papasan, tendered their resignations to Mr. Papasan, Co-Chairman of the Board. Mr. Papasan then invited newly appointed President and Chief Executive Officer, William E. Horne, to join the Board as Chairman. Mr. Horne accepted, and Mr. Papasan tendered his resignation to Mr. Horne, leaving Mr. Horne as the sole director of the Company.

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

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the years ended December 31, 2017 and 2016. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until our products can generate enough revenue to offset our operating expenses. A condition to closing the Asset Purchase Agreement as described in Note 16 to the Financial Statements- Subsequent Events is a net raise of $3,000,000 from the sale of new securities. At the time of filing, this condition had not been met. If no additional funds are raised, the Asset Purchase Agreement may not close. If that occurs, the Company will have to curtail operations, as it has no viable alternatives to this agreement. If we are required to curtail operations, there would be substantial doubt about the Company’s ability to continue as a going concern.

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

Sources of Liquidity

Equity

In August and September 2018, the Company entered into a securities purchase agreement with select accredited investors, whereby the Company offered up to $1,000,000 in units at a purchase price of $50,000 per unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in the next private placement of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes. The Warrants are exercisable at a price equal to the lessor of $0.75 or 90% of the per share purchase price of any shares of common stock or common stock equivalents issued in the next private placement of debt or equity securities completed by the following the issuance of the warrants. The notes are secured by all of the assets of the Company.

In the offering, the Company sold an aggregate of 15 units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. The convertible notes sold in the offering are initially convertible into an aggregate of 1,875,000 shares of common stock.

Debt

On August 21, 2018, the Company paid back the remaining $100,000 principal plus unpaid accrued interest in the amount of $2,944, to Steve Gorlin, eliminating the Company’s promissory note debt obligation.

The Company issued to investors an aggregate of $750,000 in 12% senior secured convertible notes in August and September 2018. The notes are secured by all of the assets of the Company.

Working Capital (Deficit) Surplus	September 30, 2018	December 31, 2017
Current Assets	$644,000	$1,138,000
Current Liabilities	2,059,000	475,000
Working Capital (Deficit) Surplus	$(1,415,000)	$663,000

Cash Flows

Cash activity for the nine months ended September 30, 2018 and 2017 is summarized as follows:

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(2,116,000)	$(2,655,000)
Cash provided by (used in) investing activities	150,000	(10,000)
Cash provided by financing activities	1,949,000	2,521,000
Net decrease in cash and cash equivalents	$(17,000)	$(144,000)

As of September 30, 2018, the Company had approximately $228,000 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The Company has long term contractual obligations for the two promissory notes issued to the Bank of North Dakota New Venture Capital Program and North Dakota Development Fund. Both Notes from the Bank of North Dakota New Venture Capital Program and North Dakota Development were assumed in conjunction with the consummation of the Streamline acquisition on March 25, 2015 and require combined monthly principal and interest payments of $5,661 into the third quarter of 2019.

The Company rents commercial office space in Alpharetta, GA. Base annual rent is currently set at $3,095 per month and the lease term ends December 31, 2020.

The Company also currently reimburses its CEO, Jarrett Gorlin, for the lease of executive office space at a cost of $2,147 per month, which it believes is at fair market value.

The Company has a consulting agreement with Jesse Crowne, a Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month.

The Company has consulting agreements with three sales, marketing, and distribution consultants in Europe who provide consulting services for aggregate compensation amounting to approximately €21,000 (approximately $25,000) per month. The consulting agreements, while subject to modifications, commenced at separate dates and will also terminate at separate dates through April 2019.

The Company has a consulting agreement with a sales, marketing, and distribution consultant in Latin America who provides consulting services for a monthly compensation of $7,000.

The Company has a distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they shall manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €6,900 (approximately $7,900) for all accounting, customs declarations, office support, logistics, warehousing and customer support services.

The Company issued to investors an aggregate of $750,000 in 12% senior secured convertible notes in August and September 2018. The notes are secured by all of the assets of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that while there was sufficient segregation of routine duties, the Company lacked the resources to retain experts who could assist in the preparation and calculation of entries and disclosures related to some of the Company’s more complex equity transactions. Management believes this lack of expert advice amounts to a material weakness in our financial reporting and our disclosure controls.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2018

MEDOVEX CORP

By:	/s/ William E. Horne
William E. Horne
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Farrahar
Charles Farrahar
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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

