Form 10-K
period 2018-12-31
Medovex Corp.
filed 2019-04-10
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-36763

MEDOVEX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

201 E Kennedy Blvd Suite 700
Tampa, Florida	33602
(Address of Principal Executive Offices)	(Zip Code)

(844) 633-6839

(Registrant’s Telephone Number, Including Area Code)

3060 Royal Boulevard S, Ste. 150, Alpharetta, Georgia 30009

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under section 12(b) of the Exchange Act: Common stock, par value $0.001 per share

Securities registered under section 12(g) of the Exchange Act: Not applicable

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2018, was $8,909,513. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on March 18, 2019 was approximately $40,827,791. Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2019, 90,224,860 shares of the registrant’s common stock were outstanding.

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

The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company still intends to seek approval for the DenerveX System from the Food & Drug Administration (“FDA”) in the United States.

In October 2018, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), and subsequently amended in January 2019 (the “APA Amendment”) with  Regenerative Medicine Solutions, LLC (“RMS”), Lung Institute LLC, RMS Lung Institute Management LLC, Cognitive Health Institute Tampa, LLC, RMS Shareholder, LLC and RMS Acquisition Corp. Pursuant to the terms of the Asset Purchase Agreement, the Company purchased all of the assets of RMS, Cognitive Health Institute Tampa, LLC, Lung Institute LLC and RMS Lung Institute Management LLC. The Company executed the Asset Purchase Agreement on January 8, 2019.

The DenerveX Device

Our first acquisition was the DenerveX device. We believe that the DenerveX device can be used to encompass several medical applications, including pain relief.

The Company acquired the DenerveX patent on January 31, 2013 from Scott Haufe, M.D. (“Dr. Haufe”), a former director of the Company, in exchange for 750,108 shares of common stock in the Company and a 1% royalty on all sales of any product sold based on the patent. In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D. (“Dr. Andrews”), a former director of the Company, whereby Dr. Andrews committed to further evaluate the DenerveX device and to seek to make modifications and improvements to such technology. In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of the DenerveX net sales during the five (5) year term of the Co-Development Agreement. Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, then the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of DenerveX net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained. Such one (1%) percent royalty shall continue during the effectiveness of such patent. Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the DenerveX to the Company subject to the royalty rights described above. The Co-Development agreement with Dr. Andrews expired September 30, 2018,  and management has no intention to re-enter into this agreement.

We are marketing the product as a disposable, single-use kit which includes all components of the DenerveX device product. In addition to the DenerveX device itself, we have developed a dedicated Electro Surgical Generator, the DenerveX Pro-40, to power the DenerveX device.  There is currently no finished good product of the DenerveX device in inventory as commercial production  is currently on-hold. The Company anticipates the resumption of manufacturing in Q4 2019.

The generator is provided to customers agreeing to purchase the DenerveX device and cannot be used for any other purpose.

We accepted a proposal from Devicix, a third party design and development firm located in Minneapolis, Minnesota, in November 2013, to develop a prototype device. This proposal included a 5-phase development plan, culminating in the production ready prototype that could be used for validation purposes. We have recently completed the final stages of the build and test phase of the device, culminating in receiving CE marking to market the product in Europe. The DenerveX Kit and Pro-40 generator is now in commercial production. We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through December 31, 2018, we have incurred expenses of approximately $1,950,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota-based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2018, we have incurred expenses of approximately $997,000 to Nortech. Commercial production  of the DenerveX device is currently on-hold at Nortech. The Company anticipates the resumption of manufacturing in Q4 2019.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through December 31, 2018, we have incurred expenses of approximately $441,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development.

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

We will also compete in the marketplace to recruit qualified scientific, management and sales personnel, as well as in acquiring technologies and licenses complementary to our products or advantageous to our business.

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

We sell to local distributors in the countries where we currently sell the DenerveX System with the exception of Germany, where we sell directly to hospitals and providers . There is currently no finished goods product of the DenerveX device in inventory as commercial production  is currently on-hold. The Company anticipates the resumption of manufacturing in Q4 2019.

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

Aside from the European Union, we may seek regulatory approval for commercialization of the DenerveX System from Columbia, Peru, Argentina, Mexico, Turkey, Israel, New Zealand, Australia and other countries where the management of the Company deems it to be suitable for commercialization. The documentation required to accompany the CE Mark to obtain regulatory approval in the aforementioned countries may include copies of the ISO 13485 certification, the SGS certificate of approval and a statement of Good Manufacturing Practices (“GMP”).

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

We still intend to apply to the FDA for 510(k) clearance for our DenerveX device. However, it is very possible the FDA will deny this request and require the more expensive de novo classification process or possibly the PMA process. It is possible that the company may choose to directly pursue the de novo classification process without filing a 510K which could reduce the overall FDA review time. The Company has budgeted based on the assumption that the PMA process will be required.

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

Employees

As of December 31, 2018, we had 6 total full-time employees. None of our employees are represented by a union and we believe our employee relations are good.

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

The Company has a commercial building lease agreement with International Realty, LLC. The twenty-eight month lease, having commenced on September 1, 2018, provides for the lease by the Company of approximately 2,358 square feet of space in Alpharetta, GA. Base annual rent is initially set at approximately $3,095 per month with minimal increases each twelve months after the first year.

We believe our existing facilities are suitable for the Company’s operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the range of high and low sales prices of the common stock on the OTCQB for each period indicated:

Market and Market Prices of Common Stock (per common share)

	2018
By Quarter	High	Low
First	$0.65	$0.36
Second	0.58	0.37
Third	0.51	0.32
Fourth	0.51	0.27

	2017
By Quarter	High	Low
First	$1.58	$1.04
Second	1.48	0.84
Third	1.26	0.84
Fourth	1.19	0.47

On March 18, 2019, the price per share of the Company’s common stock had a high of $0.55 per share, and a low of $0.51 per share. The Company had approximately 226 holders of record of common stock as of March 18, 2019.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, we have an outstanding aggregate of 557,282 options to purchase common stock under the Plan at a weighted average price of $2.78 per share to certain employees, consultants and our outside directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

As previously disclosed on a current report on form 8-k dated October 15, 2018, in August and September 2018, the Company sold an aggregate of 15 Units (as defined below) and issued to its investors an aggregate of $750,000 in principal amount of convertible notes (the “Notes”) and 1,875,000 warrants (the “Warrants”) to purchase the common stock, resulting in total gross proceeds of $750,000 to the Company. The Notes sold therein are convertible into an aggregate of 1,875,000 shares of the common stock. Each Unit consists of (i) a 12% senior secured convertible Note, initially convertible into shares of the Company’s common stock, par value $0.001 per share at a conversion price equal to the lesser of (y) $0.40 or (z) ninety percent (90%) of the per share purchase price of any shares of the common stock or common stock equivalents issued in the next private placement of equity and/or debt securities completed by the Company, subject to adjustment (the “Conversion Price”) and (ii) a three-year warrant to purchase such number of shares of Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the Notes. The Warrants are exercisable at $0.75 per share.

As previously disclosed on a current report on form 8-k dated October 18, 2018, on October 18, 2018, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), and subsequently an amendment to the Asset Purchase Agreement in January 2019 (the “APA Amendment”), with Regenerative Medicine Solutions, LLC (“RMS”), Lung Institute LLC, RMS Lung Institute Management LLC, Cognitive Health Institute Tampa, LLC, RMS Shareholder, LLC and RMS Acquisition Corp. (“Buyer”) (collectively, the “Parties”).

Pursuant to the terms of the Asset Purchase Agreement, as amended, Buyer shall purchase all of the assets of Regenerative Medicine Solutions LLC, Cognitive Health Institute Tampa, LLC, Lung Institute LLC and RMS Lung Institute Management LLC (collectively the “Sellers”). As consideration, Buyer shall issue to Sellers 39,772 shares of Series C Preferred Stock of the Company (“Series C Preferred Stock”), where each share of Series C Preferred Stock will convert into 1,000 shares of the common stock and shall combine to represent the right to convert into and acquire an aggregate of fifty-five percent (55%) of the outstanding common stock of the Company and (z) “Additional Exchange Shares” as defined by Section 2.05(f) of the Asset Purchase Agreement; and (ii) assume certain liabilities as provided in Section 2.03 of the Asset Purchase Agreement. In March 2019, the Company issued RMS the 39,772,498 shares of Common Stock upon the Conversion of the 39,772 shares of Series C Preferred Stock. The Company also issued RMS an additional 11,152,778 shares of Common Stock to RMS to compensate it for the additional dilution occurred in 2019.

As reported in Current Reports on Form 8-K filed by the Company, including those filed in the first quarter of 2019, the Company has sold an aggregate of $6,625,000 of 12% convertible notes and 16,562,500 warrants exercisable at $0.75 per share (the “Recent Financing”) of such convertible notes, $5,375,000 of the convertible notes have already been converted into an aggregate of 13,437,500 shares of Common Stock.

As previously disclosed on Form 8-K filed on April 5, 2019, the Company entered into SPA’s with additional investors which raised an additional $575,000 and brought the aggregate principal amount of capital raised in all the offerings since January 8, 2019 to $7,200,000.

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

In October 2018, the  Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), and subsequently an amendment to the Asset Purchase agreement in January 2019 (the “APA Amendment”), with Regenerative Medicine Solutions, LLC (“RMS”), Lung Institute LLC, RMS Lung Institute Management LLC, Cognitive Health Institute Tampa, LLC, RMS Shareholder, LLC and RMS Acquisition Corp. Pursuant to the terms of the Asset Purchase Agreement, the Company purchased all of the assets of RMS, Cognitive Health Institute Tampa, LLC, Lung Institute LLC and RMS Lung Institute Management LLC. The Company closed the Asset Purchase Agreement on January 8, 2019.

The DenerveX System

Our first acquisition was the DenerveX device. We believe that the DenerveX device can be used to encompass several medical applications, including pain relief.

The Company acquired the DenerveX patent on January 31, 2013 from Scott Haufe, M.D. (“Dr. Haufe”), a former director of the Company, in exchange for 750,108 shares of common stock in the Company and a 1% royalty on all sales of any product sold based on the patent. In September 2013, we entered into a Co-Development Agreement with James Andrews, M.D. (“Dr. Andrews”), a former director of the Company, whereby Dr. Andrews committed to further evaluate the DenerveX device and to seek to make modifications and improvements to such technology. In exchange for such services, the Company agreed to pay Dr. Andrews a royalty equal to two (2%) percent of the DenerveX net sales during the five (5) year term of the Co-Development Agreement.

Upon the termination of the term of the Co-Development Agreement, which has a minimum term of five (5) years, then the royalty payable to Dr. Andrews shall be reduced to one (1%) percent of DenerveX net sales after such termination of products covered by any U.S. patent on which Dr. Andrews is listed as a co-inventor; if any such patents are obtained. Such one (1%) percent royalty shall continue during the effectiveness of such patent. Pursuant to the Co-Development Agreement, Dr. Andrews agreed to assign any modifications or improvements to the DenerveX to the Company subject to the royalty rights described above. The Co-Development agreement with Dr. Andrews expired September 30, 2018. The company has no intention of re-entering the agreement with Dr. Andrews.

We are marketing the product as a disposable, single-use kit which includes all components of the DenerveX device product. In addition to the DenerveX device itself, we have developed a dedicated Electro Surgical Generator, the DenerveX Pro-40, to power the DenerveX device. Commercial production  of the DenerveX device is currently on-hold. The Company anticipates the resumption of manufacturing in Q4 2019.

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

We anticipate very minimal, if any, additional build and test related expenses, which consists of product design verification activities, in the future as we launch the DenerveX System in Europe. Through December 31, 2018, we have incurred expenses of approximately $1,950,000 to Devicix.

In November 2014, we selected Nortech Systems Inc. (“Nortech”), a Minneapolis, Minnesota based FDA registered contract manufacturer, to produce test DenerveX devices from the prototype supplied by Devicix for use in final development and non-clinical testing. The agreement with Nortech includes agreed upon per unit prices for delivery of the devices. Actual work on development of the final units began in November 2014. Through December 31, 2018, we have incurred expenses of approximately $997,000 to Nortech. We are now in commercial production.

Also in November 2014, we engaged Bovie Medical Corporation (“Bovie”), a Delaware Corporation, to develop the Electro Surgical Generator and provide post production support services. Per our agreement with Bovie, we are invoiced based on deliverables produced by Bovie, which was originally supposed to amount to $295,000 upon completion of all the deliverables. Through December 31, 2018, we have incurred expenses of approximately $441,000 to Bovie for production services. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. We are also in commercial production of the generator.

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

We file income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. The tax years that could be subject to federal audit are 2015, 2016 and 2017.

Revenue Recognition and Sales Returns, Discounts and Allowances

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

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

The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized. The company does not have any estimated sales returns or allowances as of December 31, 2018. The Company recorded $9,484 in sales discounts for the year ended December 31, 2018.

Foreign Currency Transactions

The Company transacts some of its operating activities in foreign currencies, most notably the Euro. The Company also has certain assets and liabilities denominated in foreign currencies that are translated to US Dollars for reporting purposes as of and for the year ended December 31, 2018. These amounts are immaterial and are included in other income or expense for the years ended December 31, 2018 and 2017. Because of the immaterial effect noted above, we did not present a separate statement of other comprehensive income.

Stock-Based Compensation

A summary of significant assumptions used to estimate the fair value of the equity awards granted in 2018 and 2017 follows:

Stock-based compensation expense for the years ended December 31, 2018 and 2017 includes both common stock and stock options granted to certain employees, consultants, and directors and has been recorded as general and administrative expenses. We follow the provisions of the ASC Topic 718, Compensation- Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options.

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

We use a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of the Company’s stock and similar public biotech companies in an early stage of development.

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

During 2018, 1,243,956  shares of common stock were granted. The Company did not grant any options to purchase shares of common stock during 2018.

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

The following table sets forth our results of operation for the years ended December 31, 2018 and 2017:

	2018	2017
Revenues, net of discount of $9,484 and $52, respectively	$818,211	$207,344
Cost of Goods Sold	(502,789)	(162,837)
Gross Profit	315,422	44,507

Operating Expenses:
General and administrative	3,972,446	4,721,893
Sales and marketing	808,223	865,377
Research and development	204,690	491,076
Loss on asset disposal	32,865	—
Depreciation and amortization	23,915	27,100
Total operating expenses	5,042,139	6,105,446

Operating Loss	(4,726,717)	(6,060,939)

Other Income	—	957

Other Expenses:
Interest expense	162,200	395,332
Foreign currency transaction loss	19,727	—
Total Other Expenses	181,927	395,332

Loss from Continuing Operations	(4,908,644)	(6,455,314)

Discontinued Operations
Loss from discontinued operations	—	1,163
Total Loss from Discontinued Operations	—	(1,163)
Net Loss	$(4,908,644)	$(6,456,477)

Dividend on outstanding Series B Preferred Stock	$(57,813)	—
Deemed dividend on adjustment to exercise price on certain warrants	(107,697)	—
Deemed dividend on beneficial conversion features	(403,719)	—
Net Loss Attributable to Common Shareholders	$(5,477,873)	—

Revenue; Cost of Revenue and Gross Profit

The Company’s first sale of the DenerveX System occurred in July 2017. The Company recorded revenue for the year ended December 31, 2018 of $818,211, net of sales discounts.

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

Cost of sales as a percentage of revenue in 2018 was approximately 61% resulting in a gross profit margin of approximately 39%. Cost of sales as a percentage of revenue in 2017 was approximately 79% resulting in a gross profit margin of approximately 21%.

Operating Expenses

We classify our operating expenses into five categories: research & development, sales & marketing, general & administrative expense, loss on asset disposal, and depreciation and amortization expense.

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

Advertising

During 2018, the Company incurred approximately $149,000 in advertising expenses compared to approximately $332,000 in 2017. Advertising expenses consists primarily of fees paid to vendors for tradeshows and consultants in correlation with the launch of the DenerveX in Europe.

General and Administrative Expenses

During 2018, the Company incurred approximately $2,162,000 in personnel costs, compared to approximately $1,850,000 in 2017. Professional fees were approximately $1,668,000 in 2018 and $1,651,000 in 2017 which consisted primarily of professional costs related to the development of the DenerveX System. Travel expenses were approximately $144,000 during 2018 and $299,000 in 2017.

We anticipate an overall increase in our general and administrative expenses due to increases in wage expense with the addition of the Company’s new CEO, Bill Horne. We anticipate that other general and administrative expenses to remain at comparable rates in the future to support clinical trials, commercialization of our product candidate and continued costs of operating as a public company.

Depreciation & Amortization

Depreciation and amortization expense are recorded in the period in which they are incurred. During 2018, the Company recognized approximately $23,900 in depreciation expense, compared to approximately $27,100 in 2017.

Liquidity and Capital Resources

Since our inception, we have incurred losses and anticipate that we will continue to incur losses in the foreseeable future.

Through March 31, 2019, the Company has entered into SPA’s with investors which has brought the aggregate principal amount of capital raised in all the offerings since January 8, 2019 to $7,200,000.

While we expect our research and development costs for the DenerveX System to diminish, we also anticipate increased expenditures for clinical trials to obtain FDA approval of the DenerveX System as well as expenses related to the commercial launch of the DenerveX system. We will need additional cash to fully fund these  activities.

Our independent registered  public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements as of and for the years ended December 31, 2018 and 2017.

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business.

Sources of Liquidity

Equity

Common Stock / Preferred Series A Stock

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

On February 26, 2018, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company sold an aggregate of 770,000 shares of common stock and 385,000 warrants to purchase common stock. The offering resulted in $308,000 in gross proceeds to the Company. The warrants have a five-year term commencing six months from issuance with an exercise price of $0.75. The Company allocated $52,003 to the warrants and the remainder to the issuance of the common stock based on their relative fair values. The Company incurred $13,500 in legal expenses related to the offering.

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

Preferred Series B Stock

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

Of the net proceeds in the offering of $820,000, approximately $288,000 was first allocated to the warrants issued to investors based on their relative fair value. The Company recognized a beneficial conversion feature related to the Series B Shares of approximately $373,000, which was credited to additional paid-in capital, and the residual amount of approximately $159,000 was allocated to the Series B Shares. Because the Series B Shares can immediately be converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders.

On August 1, 2018 the annual dividend rate on the Series B Shares was adjusted to 12%, which is equal to the same rate as the convertible debt issued in August and September 2018, pursuant to an adjustment provision in the Series B Shares which entitles the holders to receive a more beneficial annual dividend rate offered in any subsequent financings. The Company had accrued unpaid dividends in the amount of approximately $58,000 as of December 31, 2018, related to the Series B Shares.

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

Debt

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

On April 26, 2018, the convertible debenture and unpaid accrued interest was converted into an aggregate of 266,301 shares of common stock, eliminating the Company’s debt obligation. Prior to the conversion, the Company recognized approximately $1,200 in interest expense related to the convertible debenture during the year ended December 31, 2018. The market value of the common stock on the date of the conversion was $0.40. This difference lead to an immaterial amount related to a beneficial conversion feature.

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

ASU 2017-11, Earnings per share (Topic 260), provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

If the down round feature in the warrants is triggered, the Company will recognize the effect of the down round as a deemed dividend which will reduce the income available to common stockholders.

In the offering, the Company sold an aggregate of 15 units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. If converted at $0.40 the convertible notes sold in the offering are convertible into an aggregate of 1,875,000 shares of common stock. The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of approximately $505,000 and $245,000, respectively. Accretion expense related to the discount on these convertible notes for the year ended December 31, 2018 was approximately $93,000. The Company recognized $33,700 in unpaid accrued interest expense related to the notes as of December 31, 2018.

Cash Flows

Net cash used in operating activities was approximately $2,341,000 during the year ended December 31, 2018, compared to approximately $5,590,000 in 2017. Net cash provided by investing activities was approximately $150,000 during the year ended December 31, 2018, compared to net cash used in investing activities of approximately $17,000 during the year ended December 31, 2017. Net cash provided by financing activities was approximately $1,993,000 during the year ended December 31, 2018, compared to approximately $4,959,000 in 2017.

The Company had approximately $47,000 and $245,000 of cash on hand at December 31, 2018 and 2017, respectively.

Results of Continued Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The Company recorded  $827,695 and $502,789, respectively, in revenue and cost of goods sold for the year ended December 31, 2018. The Company recorded $207,396 and $162,837, respectively, in revenue and cost of goods sold for the year ended December 31, 2017.

Total operating expenses decreased approximately $1,063,000, or 18%, to approximately $5,042,000 for the year ended December 31, 2018, as compared to approximately $6,105,000 for the year ended December 31, 2017.

The Company experienced hardships in 2018 raising additional funds to maintain a sufficient level of working capital which is the primary reason for the decrease in operating expenses in 2018.

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

Subsequent to year-end, on January 8, 2019, the Company executed the Asset Purchase Agreement with RMS, as amended, by which the Company entered into a securities purchase agreement (the “SPA”) with select accredited investors and raised an aggregate amount of $2,000,000, with $1,800,000 received in cash and $200,000 by cancellation of debt.

Subsequent to the consummation of the Asset Purchase Agreement with RMS, the Company has raised an additional $5,200,000 with select accredited investors under the same SPA. Through March 31, 2019 the Company has raised an aggregate of $7,200,000 in convertible note financings.

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

The Company has a consulting agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month through March 31, 2019.

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

Changes in Board of Directors and Certain Officers

On October 9, 2018, William E. Horne, pursuant to agreement and subsequent modification, began serving as the Company’s President and Chief Executive Officer. The Employment Agreement is for a term of five (5) years subject to additional one year renewals. Mr. Jarrett Gorlin resigned as President and Chief Executive Officer upon the effectiveness of the Employment Agreement. There were no agreements between Mr. Gorlin and the Company.

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

On January 8, 2019, the Company appointed Raymond Monteleone and Michael Yurkowsky to serve as members of the Company’s Board.

On February 4, 2019, Jeremy Daniel was appointed as the Company’s new CFO and Charles Farrahar resigned such position.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

MedoveX Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedoveX Corp and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has an accumulated deficit and has incurred significant operating losses and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Frazier & Deeter, LLC

Atlanta, Georgia

April 10, 2019

We have served as the Company’s auditor since 2015.

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash	$47,290	$245,026
Accounts receivable	145,757	157,069
Other receivables	—	86,888
Inventory	131,455	294,714
Prepaid expenses	46,153	204,532
Short-term receivable	—	150,000
Total Current Assets	370,655	1,138,229
Property and Equipment, net of accumulated depreciation	30,393	87,173
Deposits	2,751	2,751
Total Assets	$403,799	$1,228,153
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Interest payable	$103,709	$69,222
Accounts payable	750,958	196,171
Other payables	37,377	—
Accounts payable to related parties	91,302	12,319
Accrued payroll	451,207	—
Accrued liabilities	210,846	64,000
Notes payable, current portion	99,017	132,294
Short-term note payable, net of debt discount	598,119	—
Dividend payable	57,813	—
Unearned revenue	—	1,048
Total Current Liabilities	2,400,348	475,054
Long-Term Liabilities
Notes payable, net of current portion	—	38,990
Deferred rent	267	688
Total Long-Term Liabilities	267	39,678
Total Liabilities	2,400,615	514,732
Stockholders’ (Deficit) Equity
Series A Preferred stock - $.001 par value: 500,000 shares authorized, 0 and 12,740 shares issued and outstanding at December 31,2018 and December 31, 2017, respectively	—	13
Series B Preferred stock - $.001 par value: 10,000 shares authorized, 9,250 shares issued and outstanding at December 31, 2018, no shares issued and outstanding at December 31, 2017	9	—
Common stock - $.001 par value: 49,500,000 shares authorized, 24,717,270 and 21,163,013 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	24,717	21,163
Additional paid-in capital	35,812,202	33,509,648
Accumulated deficit	(37,833,744)	(32,817,403)
Total Stockholders’ (Deficit) Equity	(1,996,816)	713,421
Total Liabilities and Stockholders’ Equity (Deficit)	$403,799	$1,228,153

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2018	2017
Revenues, net of discount of $9,484 and $52, respectively	$818,211	$207,344
Cost of Goods Sold	(502,789)	(162,837)
Gross Profit	315,422	44,507

Operating Expenses
General and administrative	3,972,446	4,721,893
Sales & Marketing	808,223	865,377
Research and development	204,690	491,076
Loss on asset disposal	32,865	—
Depreciation and amortization	23,915	27,100
Total Operating Expenses	5,042,139	6,105,446

Operating Loss	(4,726,717)	(6,060,939)

Other Income	—	957

Other Expenses
Foreign currency transaction loss	19,727	—
Interest expense	162,200	395,332
Total Other Expenses	181,927	395,322

Loss from Continuing Operations	(4,908,644)	(6,455,314)

Discontinued Operations
Loss from discontinued operations	—	1,163
Total Loss from Discontinued Operations	—	(1,163)
Net Loss	(4,908,644)	$(6,456,477)

Deemed dividend on outstanding Series B Preferred Stock	(57,813)	—
Deemed dividend on adjustment to exercise price on certain warrants	(107,697)	—
Deemed dividend on beneficial conversion features	(403,719)	—
Net loss attributable to common shareholders	(5,477,873)	—
Loss per share – Basic and Diluted
Continued Operations	$(0.23)	$(0.34)
Discontinued Operations	—	—
Net Loss per share	$(0.23)	$(0.34)
Weighted average outstanding shares used to compute basic and diluted net loss per share	23,458,305	19,142,795

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2018 and 2017

	Common Stock		Preferred Stock		Additional		Total Stockholder’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance – December 31, 2016	14,855,181	$14,855	—	$—	$25,898,054	$(26,360,926)	$(448,017)
Issuance of common stock in exchange for board of director fees in January 2017	173,912	174	—	—	239,826	—	240,000
Issuance of common stock pursuant to a private placement completed in February 2017	1,631,730	1,632	—	—	1,207,032	—	1,208,664
Issuance of preferred stock pursuant to a private placement completed in February 2017	—	—	12,740	13	943,673	—	943,686
Issuance of warrants pursuant to a private placement completed in February 2017	—	—	—	—	465,709	—	465,709
Issuance of common stock pursuant to the conversion of a short term note in February 2017	165,865	166	—	—	145,753	—	145,919
Issuance of preferred stock pursuant to the conversion of a short term note in February 2017	—	—	9,399	9	826,865	—	826,874
Issuance of warrants pursuant to the conversion of a short term note in February 2017	—	—	—	—	177,207	—	177,207
Issuance of common stock pursuant to warrant cancellations in February 2017	200,000	200	—	—	207,800	—	208,000
Issuance of common stock pursuant to preferred stock conversion in March 2017	414,663	415	(4,147)	(4)	(411)	—	—
Issuance of common stock pursuant to preferred stock conversion in April 2017	525,240	525	(5,252)	(5)	(520)	—	—
Issuance of common stock pursuant to a private placement completed in July 2017	2,956,043	2,956	—	—	2,019,670	—	2,022,626
Issuance of warrants pursuant to a private placement completed in July 2017	—	—	—	—	446,561	—	446,561
Issuance of common stock in exchange for board of director fees in October 2017	115,389	115	—	—	134,885	—	135,000
Issuance of common stock in exchange for consulting services in October 2017	74,990	75	—	—	80,925	—	81,000
Issuance of common stock in exchange for consulting services in December 2017	50,000	50	—	—	33,450	—	33,500
Stock based compensation	—	—	—	—	683,169	—	683,169
Net loss	—	—	—	—	—	(6,456,477)	(6,456,477)
Balance – December 31, 2017	21,163,013	$21,163	12,740	$13	$33,509,648	$(32,817,403)	$713,421
Issuance of common stock pursuant to a private placement completed in February 2018	770,000	770	—	—	241,727	—	242,497
Issuance of warrants pursuant to a private placement completed in February 2018	—	—	—	—	52,003	—	52,003
Issuance of warrants in connection with short-term debt in March 2018	—	—	—	—	25,646	—	25,646
Issuance of common stock pursuant to preferred series A stock conversion in March 2018	1,274,000	1,274	(12,740)	(13)	(1,261)	—	—
Issuance of common stock pursuant to conversion of convertible debt in April 2018	266,301	266	—	—	100,928	—	101,194
Issuance of preferred series B stock pursuant to a private placement completed in May 2018	—	—	8,250	8	158,565	—	158,573
Issuance of warrants pursuant to a private placement completed in May 2018	—	—	—	—	287,995	—	287,995
Convertible preferred stock – beneficial conversion feature pursuant to a private placement completed in May 2018	—	—	—	—	373,432	—	373,432
Issuance of preferred stock pursuant to conversion of short-term debt in May 2018	—	—	1,000	1	35,674	—	35,674
Issuance of warrants in connection with conversion of short-term debt in May 2018	—	—	—	—	34,038	—	34,038
Convertible preferred stock – beneficial conversion feature pursuant to conversion of short-term promissory note in May 2018	—	—	—	—	30,287	—	30,287
Issuance of warrants in connection with convertible debt in August 2018	—	—	—	—	192,330	—	192,330
Issuance of warrants in connection with convertible debt in September 2018	—	—	—	—	52,246	—	52,246
Issuance of common stock in exchange for consulting services in October 2018	75,000	75	—	—	23,925	—	24,000
Issuance of common stock in exchange for board fees in October 2018	320,202	320	—	—	179,680	—	180,000
Issuance of common stock pursuant to severance pay to a former office in October 2018	323,810	324	—	—	135,676	—	136,000
Issuance of common stock pursuant to bonus compensation to certain officers and employees in October 2018	524,944	525	—	—	209,453	—	209,978
Adjustment of exercise price of certain warrants	—	—	—	—	107,697	(107,697)	—
Stock based compensation	—	—	—	—	120,326	—	120,326
Dividends payable	—	—	—	—	(57,813)	—	(57,813)
Net Loss	—	—	—	—	—	(4,908,644)	(4,908,644)
Balance – December 31, 2018	24,717,270	$24,717	9,250	$9	$35,812,202	$(37,833,744)	$(1,996,816)

See notes to consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(4,908,644)	$(6,456,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,915	27,100
Disposal loss	32,865	—
Amortization of debt discount	118,340	31,773
Debt conversion expense	—	355,985
Stock based compensation	120,326	683,169
Straight-line rent adjustment	(421)	(491)
Common stock issued for consulting services	24,000	114,500
Common stock issued for bonuses	209,978	—
Equity-based severance payments	136,000	—
Equity-based directors fees	180,000	—
Changes in operating assets and liabilities, net of effects of disposition:
Accounts receivable	11,312	(157,069)
Other receivables	86,888	(86,888)
Prepaid expenses	158,379	229,632
Inventory	163,259	(294,714)
Unearned revenue	(1,048)	1,048
Accounts payable	554,787	(29,554)
Other payables	37,377	—
Interest payable	34,487	—
Accounts payable to related parties	78,983	12,319
Accrued payroll	451,207	—
Accrued liabilities	146,846	(20,800)
Net Cash Used in Operating Activities	(2,341,164)	(5,590,467)
Cash Flows from Investing Activities
Proceeds from disposition of, net assets of Streamline Inc.	150,000	—
Expenditures for property and equipment	—	(16,682)
Net Cash (Used in) Provided by Investing Activities	150,000	(16,682)
Cash Flows from Financing Activities
Principal payments under note payable obligation	(171,072)	(127,885)
Proceeds from issuance of common stock and preferred stock, net of offering costs	774,502	3,838,671
Proceeds from issuance of warrants, net of offering costs	610,220	1,248,575
Proceeds from issuance of promissory notes	174,354	—
Proceeds from issuance of convertible notes	605,424	—
Net Cash Provided by Financing Activities	1,993,428	4,959,361
Net Decrease in Cash	(197,736)	(647,788)
Cash - Beginning of period	245,026	892,814
Cash - End of period	$47,290	$245,026
Cash paid for interest	$6,020	$7,161
Non-cash investing and financing activities
Finance agreement for insurance policy	$74,672	$69,343
Conversion of note and accrued interest to common stock and preferred stock	101,194	826,874
Conversion of short-term loan to common stock	—	145,919
Issuance of warrants for conversion of note	—	177,207
Issuance of common stock for consulting services	24,000	114,500
Common stock issued for board of director fees	180,000	375,000
Common stock issued for bonus compensation	209,978	—
Common stock issued for severance	136,000	—
Issuance of common stock for preferred stock conversion	—	940
Issuance of common stock warrants for placement agent fees	—	153,688
Issuance of warrants for promissory note	25,646	—
Dividends accrued	57,813	—

See notes to consolidated financial statements

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

In October 2018, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Regenerative Medicine Solutions, LLC (“RMS”), Lung Institute LLC, RMS Lung Institute Management LLC, Cognitive Health Institute Tampa, LLC, RMS Shareholder, LLC and RMS Acquisition Corp. Pursuant to the terms of the Asset Purchase Agreement, the Company shall purchase all of the assets of RMS, Cognitive Health Institute Tampa, LLC, Lung Institute LLC and RMS Lung Institute Management LLC. The Company executed the Asset Purchase Agreement on January 8, 2019. (See Note 13)

Note 2 - Summary of Significant Accounting Policies

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2018 and 2017 consists of funds deposited in checking accounts with commercial banks.

Accounts Receivable, Sales Returns, Discounts and Allowances

Accounts receivable primarily represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.

The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized. The allowance is estimated for trade accounts receivable based on the expected collectability of accounts receivable after considering the Company’s historical collection experience and the length of time an account is outstanding. The adequacy of this allowance is reviewed each reporting period and adjusted as necessary. As the Company only commenced sales in July 2017, all outstanding trade receivables were deemed collectable, thus, no allowance for doubtful accounts was recorded at December 31, 2018 and 2017.

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

Other Payables

Other payables include value added tax (VAT) owed to the German tax authority. As a part conducting business in the European Union (“EU”), the Company’s sales transactions are taxed based on the value of the product. At the end of each reporting period, the Company calculates the value of all taxable sales then subtracts the sum of all taxable purchases and the VAT rate is applied to the difference.

Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The lease term commences on the date the Company takes possession of or controls the physical use of the property. Deferred rent is included in non-current liabilities on the balance sheet.

Revenue Recognition

The Company has adopted the new 5-step revenue recognition process as promulgated by ASC 606, Revenue from Contracts with Customers (Topic 606), the core principle of which necessitates companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The early adoption of ASC 606 was completed as of September 30, 2017, which was in the first year the Company generated revenue. The early adoption did not have any retrospective effect on prior year.

Identify the contract with the customer

Medovex has two types of customers: distributors, and individual customers.

Distributors:

The Company has distribution agreements with distributors located in Italy, Austria, Colombia, Scandinavia, Brazil, Israel, Australia, Turkey, Spain, Switzerland, Chile, Taiwan, Poland, Slovakia, the Czech Republic and the United Kingdom. For each distributor, a standardized distribution agreement is executed and is the definitive contract between the Company and the customer. Each distribution agreement details the pricing, order placement, stocking requirements, terms of payment, and shipping terms under which the DenerveX System will be shipped to the distributor. The distributor places orders for additional product, but all these orders are subject to the terms of the Distribution Agreement.

Direct Customers:

In Germany, all customers are direct hospitals and individual practitioners. Sales in Germany are solicited by and placed with third party contractors on behalf of Medovex. Medovex has sales agreements with each third party sales representative selling the DenerveX System. Each sales agreement details the price at which the DenerveX System must be sold to the customer. A purchase order from the customer is required before the Company will ship product to the customer. This purchase order contains all the terms and conditions of the sale and is considered the definitive contract for this type of sale.

Identify the performance obligation in the contract

Distributors, who sell the DenerveX System to their customers or sub-distributors, contractually take title to the products and assume all risks of ownership at the time of shipment. The Company has no further obligations once the product is shipped. Stocking distributors are obligated to pay the Company the contractually agreed upon invoice price within specified terms regardless of when, if ever, they sell the products. Since no right of return exists, the product is not considered consigned inventory. For direct sales to hospitals and practitioners in Germany, the obligation is met when the product is shipped. Our direct customers do not have any contractual rights of return or exchange other than for defective product or shipping error.

Determine the transaction price

DenerveX Kit:

The DenerveX kit consists of one Denervex handheld device, one K-Wire, one dilator, one tissue stabilizer, one portal tube and one portal driver. The product is marketed as a disposable, single-use kit which includes all of the components packaged together.

The transaction price for the DenerveX Kit is specifically outlined in the standardized distribution agreements for all distributors.

The transaction price for the DenerveX Kit is specifically outlined in the standardized sales rep agreements for all sales contractors.

Pro-40 Generators:

The DenerveX device requires a custom generator for power and cannot be used for any other purpose. For each initial order of the DenerveX Kit, a generator is provided to each customer at no charge. The Company does not recognize any revenue for the no-charge generator units. The units are removed from inventory and recognized as a cost of sales at the time of shipment. Customers may order demo generators, however, the Company charges a set price for these units.

Allocate the transaction price

In the Company’s case, all of the transaction price is recorded as revenue.

Recognize revenue when or as the entity satisfies a performance obligation

Revenue recognition occurs at the time product is shipped, FOB shipping, to all customers from the third-party distribution warehouse located in Berlin, Germany.

For Medovex, this is considered the point at which the customer gains control of the Denervex device and there are no remaining material performance obligations. If something abnormal were to happen to the product in transit, the matter would be handled with the carrier, however, the sale would remain intact.

Research and Development

Research and development costs are expensed as incurred.

Advertising

The Company expenses all sales and marketing costs as incurred. For the years ended December 31, 2018 and 2017, advertising costs were approximately $149,000 and $332,000, respectively.

Foreign Currency transactions

The Company transacts some of its operating activities in foreign currencies, most notably the Euro. The Company also has certain assets and liabilities denominated in foreign currencies that are translated to US Dollars for reporting purposes as of and for the year ended December 31, 2018. These amounts are immaterial and are included in other income or expense for the years ended December 31, 2018 and 2017. Because of the immaterial effect noted above, we did not present a separate statement of other comprehensive income.

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

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti- dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share: 12,108,743 warrants and 557,282 common stock options outstanding were considered anti-dilutive and excluded for the year ended December 31, 2018. 7,402,910 warrants and 1,314,059 common stock options outstanding were considered anti-dilutive and excluded for the year ended December 31, 2017.

Discontinued Operations

As more fully described in Note 6, in May 2016, management was authorized to locate a buyer for Streamline Inc., the Company’s wholly owned subsidiary acquired in March 2015, by the Board of Directors. Streamline’s results of operations have been classified as discontinued operations for all periods presented.

Fair Value Measurements

The Company measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

The Company uses the fair value measurement framework to value these assets and report the fair values in the periods in which they are recorded, adjusted above, or written down.

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. At times throughout the year, the Company may maintain certain US bank account balances in excess of FDIC insured limits. The Company may also maintain German bank account balances in excess of Germany’s deposit guarantee regulations within the framework of the German Banks’ Compensation Scheme. At December 31, 2018 and 2017, the Company did not have cash deposits that exceeded federally insured deposit limits in the US or Germany. The Company believes that its funds are deposited in high credit quality financial institutions. The Company has not experienced any losses in such accounts to date and believes it is not exposed to any significant credit risk associated with its cash deposits.

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

Note 3 – Inventory

Inventories consist only of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Inventories consisted of the following items as of December 31, 2018, and December 31, 2017:

	December 31, 2018	December 31, 2017
Split Return Electrodes	$—	$1,868
Denervex device	5,205	111,596
Pro-40 generator	126,250	181,250
Total	$131,455	$294,714

Note 4 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31, 2018	December 31, 2017
Furniture and fixtures	5 years	$52,857	$67,777
Computers and software	3 years	12,130	31,738
Leasehold improvements	5 years	—	35,676
		64,987	135,191
Less accumulated depreciation		(34,594)	(48,018)

Total		$30,393	$87,173

Depreciation and amortization expense amounted to $23,915 and $27,100 for the years ended December 31, 2018 and 2017, respectively.

The Company recognized a disposal loss of $32,865 for the year ended December 31, 2018. The disposal loss was the result of the resignation of Jarrett Gorlin, the Company’s former CEO. Mr. Gorlin’s severance agreement cancelled the current lease agreement and stated all furniture and equipment located at his office would remain in his possession.

Note 5 - Equity Transactions

Series B Preferred Stock Preferences

Voting Rights

Preferred Series B Stock holders have the right to receive notice of any meeting of holders of Common Stock or Series B Preferred Stock and to vote upon any matter submitted to a vote of the holders of Common Stock or Series B Preferred Stock. Each holder of Series B Preferred Stock shall vote on each matter submitted to them with the holders of Common Stock.

LIQUIDATION

Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series B Preferred Stock shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefor, a preferential amount in cash equal to the stated value plus all accrued and unpaid dividends. All preferential amounts to be paid to the holders of Series B Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company’s to the holders of the Company’s Common Stock.

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

In August 2017, the Board authorized the issuance of up to 125,000 shares of common stock to a certain member of the Board of Directors and up to 175,000 shares of common stock to a certain consultant. At the inception of the agreement, 25% of the shares were issued to both the director and the consultant. In December 2017, 50,000 shares were issued to the consultant. In October 2018, the board member and consultant were issued an additional 75,000 vested shares. The 75,000 shares were valued at the performance completion date, August 16, 2018, at $0.32 per share, which was the closing price on that date. The Company recognized $24,000 and $115,000, respectively, in consulting expense with respect to the vested stock issuance at December 31, 2018 and 2017.

In October 2018, the Board authorized the issuance of shares of common stock to all Board members in an amount equivalent to $180,000, representing their accrued but unpaid directors’ fees as of September 30, 2018. Per Board resolution, the Company issued an aggregate of 320,202 shares at $0.56 per share to settle accrued unpaid director fees. The closing price of the Company’s stock on October 3, 2018, the day the shares were issued, was $0.40 per share.

In October 2018, the Board authorized the issuance of shares of common stock to Jarrett Gorlin in an amount equivalent to $136,000, representing 6 months’ severance pay. The Company issued an aggregate of 323,810 shares at $0.42 per share. The closing price of the Company’s stock on October 3, 2018, the day the shares were issued, was $0.40.

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

The stock options are exercisable at a price equal to the market value on the date of the grant. The Plan gives full authority for granting options, determining the type of options granted, and determining the fair market value of the options to the Plan Administrator which is the Board of Directors.

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

During 2017, the Company granted options to purchase 189,159 shares of common stock to certain employees. The options vest as follows: 25% on the date of grant and 25% on each of the next three anniversaries. The options granted were at the market value of the common stock on the date of the grant. No stock options were granted in 2018.

The Company utilizes the Black-Scholes valuation method to recognize compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding.

The Company uses a simplified method provided in Securities and Exchange Commission release, Staff Accounting Bulletin No. 110, which averages an award’s weighted average vesting period and contractual term for “plain vanilla” share options. The expected volatility was estimated by analyzing the historic volatility of the Company’s stock and similar public biotech companies in an early stage of development.

No dividend payouts were assumed as the Company has not historically paid, and does not anticipate paying, dividends in the foreseeable future. The risk-free rate of return reflects the weighted average interest rate offered for US treasury rates over the expected term of the options.

For the years ended December 31, 2018 and 2017, the Company recognized approximately $120,000 and $683,000, respectively, as compensation expense with respect to stock options.

A summary of the Company’s share-based compensation activity and related information is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at 12/31/2016	1,124,900	$2.15	9.0

Granted	189,159	$1.17	9.10
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at 12/31/2017	1,314,059	$2.01	8.19

Granted	—	—	—
Exercised	—	—	—
Cancelled	(756,777)	$1.44	—
Outstanding at 12/31/2018	557,282	$2.78	6.99
Exercisable at 12/31/2018	469,179	$3.08	6.84

As of December 31, 2018, there were 88,103 shares of unvested stock. Unrecognized compensation cost amounts to approximately $30,000 as of December 31, 2018 and will be recognized as an expense on a straight-line basis over a remaining weighted average service period of 1.28 years. The fair value of vested share-based compensation at December 31, 2018 and 2017 was approximately $188,000 and $544,000, respectively.

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

On February 26, 2018, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company sold an aggregate of 770,000 shares of common stock and 385,000 warrants to purchase common stock. The offering resulted in $308,000 in gross proceeds to the Company. The warrants have a five-year term commencing six months from issuance with an exercise price of $0.75. The Company allocated $52,003 to the warrants and the remainder to the issuance of the common stock based on each instruments relative fair value. The Company incurred $13,500 in legal expenses related to the offering.

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

Of the net proceeds in the offering of $820,000, approximately $288,000 was first allocated to the warrants issued to investors based on their relative fair value. The Company recognized a beneficial conversion feature related to the Series B Shares of approximately $373,000, which was credited to additional paid-in capital, and the residual amount of approximately $159,000 was allocated to the Series B Shares. Because the Series B Shares can immediately be converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a dividend to the preferred shareholders.

On August 1, 2018 the annual dividend rate on the Series B Shares was adjusted to 12%, which is equal to the same rate as the convertible debt issued in August and September 2018, pursuant to an adjustment provision in the Series B Shares which entitles the holders to receive a more beneficial annual dividend rate offered in any subsequent financings. The Company had accrued unpaid dividends in the amount of approximately $58,000 as of December 31, 2018, related to the Series B Shares.

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

ASU 2017-11, Earnings per share (Topic 260), provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

If the down round feature in the warrants is triggered, the Company will recognize the effect of the down round as a deemed dividend,

which will reduce the income available to common stockholders.

In the offering, the Company sold an aggregate of 15 units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. If converted at $0.40 the convertible notes sold in the offering are convertible into an aggregate of 1,875,000 shares of common stock. The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of approximately $505,000 and $245,000, respectively. Accretion expense related to the discount on these convertible notes for the year ended December 31, 2018 was approximately $93,000. The Company recognized $33,700 in unpaid accrued interest expense related to the notes as of December 31, 2018.

Debt Conversion

Short-Term Note Payable

On February 9, 2017, the Company’s $1,150,000 short-term note payable was converted into an aggregate of 165,865 shares of common stock and 9,399 shares of Series A Preferred Stock and warrants, eliminating the Company’s debt obligation. The debt was converted into shares at $1.04 per share, which was the offering price of the Company’s stock in the February private placement. Each share of Series A Preferred Stock may be converted into shares of fully paid and non-assessable shares of common stock at a rate of one hundred shares of the Company’s common stock for every share of Series A Preferred Stock.

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

Convertible Debenture

On April 26, 2018, the Company’s $100,000 5% convertible debenture and unpaid accrued interest of $1,194 was converted into an aggregate of 266,301 shares of common stock, eliminating the Company’s debt obligation. The debt was converted into shares at $0.38 per share, which was 85% of the average closing price of the Company’s stock during the twenty trading days immediately preceding the delivery of the notice of conversion. The market value of the common stock on the date of the conversion was $0.40. This difference noted above lead to an immaterial amount related to a beneficial conversion feature.

Promissory Note

On March 26, 2018 the Company issued a promissory note to Steve Gorlin, father of Jarrett Gorlin, the Company’s former CEO, for the principal amount of $200,000, plus interest, at a rate of five percent per year. The outstanding principal and all accrued but unpaid interest was originally due on May 15, 2018. The Company issued warrants to purchase an aggregate of 133,333 shares of common stock par value $.001 per share in conjunction with the promissory note to Mr. Gorlin. Each warrant has an exercise price of $0.75 and is exercisable for a period of five years commencing from the date of issuance. The balance of the loan was initially recorded net of discount for the warrants of approximately $26,000, based on their relative fair value, which was being accreted to its $200,000 face amount over the period the loan was outstanding.

On May 15, 2018, the Company entered into a modification agreement with Steve Gorlin whereby he agreed to convert $100,000 of the $200,000 outstanding promissory note into Series B Preferred Shares. The conversion of $100,000 was converted under the terms of the May 1, 2018 securities purchase agreement. The $100,000 conversion was converted into an aggregate of 1,000 shares of the Company’s Series B Preferred Shares and 250,000 warrants to purchase common stock, eliminating $100,000 of the Company’s $200,000 debt obligation.

Of the converted $100,000, approximately $34,000 was first allocated to the fair value of the warrants issued in conjunction with the conversion based on their relative fair value. The Company recognized a beneficial conversion feature related to the Series B Shares of approximately $30,000, which was credited to additional paid-in capital, and the residual amount of approximately $36,000 was allocated to the Series B Shares. Because the Series B Shares can immediately be converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders.

On August 21, 2018, the Company paid back the remaining $100,000 plus unpaid accrued interest in the amount of $2,944, eliminating the Company’s debt obligation.

Note 6 – Commitments & Contingencies

Operating Leases

Office Space

Prior to the resignation of Jarrett Gorlin (“Mr. Gorlin”), the Company’s former Chief Executive Officer, the Company paid TAG Aviation (“TAG”), a company owned by Mr. Gorlin, for office space that was being used as the Company’s principal business location plus utilities (see “Related Party Transactions”) on a monthly basis. Base rental payments under the arrangement was $2,147 per month. Rent expense and utilities cost incurred by TAG amounted to approximately $34,555 for the year ended December 31, 2018, of which approximately $6,300 was included in accounts payable at December 31, 2018. Rent expense and utilities cost incurred by TAG amounted to approximately $34,600 for the years ended December 31, 2017. No future lease payments are required under this rental agreement at December 31, 2018.

On September 1, 2018, the Company extended the term of the lease agreement for the commercial building which originally commenced on August 1, 2015. The term of the new lease agreement is for two years four months commencing on September 1, 2018 and ending December 31, 2020. Base rent under the old lease agreement was $2,948 and base rent under the new agreement is $3,095. Total lease expense for the year ended December 31, 2018 was approximately $33,000 related to this lease, of which approximately $3,400 was included in accounts payable at December 31, 2018. Total lease expense for the year ended December 31, 2017 was approximately $35,000 related to this lease.

Future minimum lease payments under this rental agreement are approximately as follows:

For the year ended:

December 31, 2019	37,510
December 31, 2020	38,635
$76,145

Equipment

The Company had a non-cancelable 36-month operating lease agreement for equipment that was located at Mr. Gorlin’s office. The equipment remained with Mr. Gorlin after his resignation per the terms of his severance agreement. The Company has no further commitments under this operating lease agreement as of December 31, 2018.

Total lease expense for equipment was approximately $2,500 and $2,600, respectively, for the years ended December 31, 2018 and 2017, respectively.

Consulting Agreements

The Company has a modified agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month. The Company incurred $160,000 for the year ended December 31, 2018 related to this consulting agreement, of which $40,000 was included in accounts payable at December 31, 2018. The monthly consulting fee was increased from a rate of $9,167 beginning in January 2018. The Company incurred $110,000 for the year ended December 31, 2017, related to this consulting agreement.

The Company had a modified consulting agreement with a sales, marketing, and distribution consultant in Latin America at a fee of $7,000 per month through December 31, 2018. The Company terminated the agreement effective November 30, 2018. The Company incurred $77,000 for the year ending December 31, 2018, of which $14,000 was in accounts payable at December 31, 2018. The Company incurred $66,000 for the year ended December 31, 2017 related to this consulting agreement.

The Company had consulting agreements with a varying team of sales, marketing, and distribution consultants in Europe who provided consulting services for aggregate compensation amounting to approximately €21,000 (approximately $23,000) per month. The consulting agreements were cancelled by the Company effective November 30, 2018. The Company incurred approximately $263,000 and $238,000, respectively, for the years ended December 31, 2018 and 2017 related to these consulting agreements.

Generator development agreement

The Company is obligated to reimburse Bovie up to $295,000 for the development of the Pro-40 electrocautery generator. For the year ended December 31, 2018, the Company incurred approximately $19,000 under this agreement, of which $15,000 was included in accounts payable at December 31, 2018. For the year ended December 31, 2017, the Company incurred approximately $33,200 under this agreement. Through December 31, 2018, the Company has incurred approximately $441,000 for production services from Bovie. The original $295,000 agreement was a base number along the pathway of development. Additional requirements were incurred as the research and development process progressed and as a result certain prices increased and additional costs were incurred to further customize the DenerveX System. We are currently in production manufacturing of the generator.

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

Total expenses paid for the distribution center and logistics agreement was approximately $142,000 for the year ended December 31, 2018, of which approximately $16,000 was included in accounts payable at December 31, 2018. Total expenses paid for the distribution center and logistics agreement was approximately $75,700 for the year ended December 21, 2017.

Co-Development Agreement

In September 2013, the Company executed a Co-Development Agreement with James R. Andrews, M.D. (“Dr. Andrews”) to further evaluate, test and advise on the development of products incorporating the use of the patented technology. In exchange for these services the Company was obligated to pay Dr. Andrews a royalty of 2% of revenues earned from applicable product sales over a period of 5 years. If Dr. Andrews was listed as inventor of any Improvement Patent on the DenerveX device during the 5-year term, he would have continued to receive a 1% royalty after the 2% royalty expired for the duration of the effectiveness of the Improvement Patent. The co-development agreement expired September 30, 2018.

The Company incurred approximately $13,000 in royalty expense under the co-development agreement for the year ended December 31, 2018, all of which is in accounts payable at December 31, 2018. The Company incurred approximately $1,000 in royalty expense under the co-development agreement for the year ended December 31, 2017, all of which was included in accounts payable at December 2017 and subsequently paid in 2018.

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

The Company incurred approximately $8,700 in royalty expense under the Contribution and Royalty agreement for the year ended December 21, 2018, all of which is included in accounts payable at December 31, 2018. The Company incurred approximately $800 in royalty expense under the Contribution and Royalty agreement for the year ended December 21, 2017, all of which was included in accounts payable at December 31, 2017 and subsequently paid in 2018.

Streamline Inc. Asset Sale

The asset sale of Streamline Inc. resulted in the immediate receipt of $500,000 in cash in December 2016, and a $150,000 note receivable that was due to the Company on January 1, 2018. The $150,000 note receivable represents the non-contingent portion of the receivables due from the sale. The Company received the short-term receivable on January 2, 2018.

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

The Company did not incur any Streamline related expenses for the year ended December 31, 2018. The Company recorded a nominal amount in Streamline related expenses for the year ended December 31, 2017.

Note 7 – Short Term Liabilities

Finance Agreement

The Company entered into a commercial insurance premium finance and security agreement in December 2017. The agreement finances the Company’s annual D&O insurance premium. Payments are due in quarterly installments of approximately $24,000 and carry an annual percentage interest rate of 5.98%.

The Company had paid the yearly premium in full and had no outstanding balance as of December 31, 2018 related to the agreement.

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

Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The promissory notes had outstanding balances of approximately $103,000 and $104,000 at December 31, 2018 and December 31, 2017, respectively.

The Company incurred interest expense related to the notes for the years ended December 31, 2018 and 2017 in the amount of approximately $3,400 and $7,000, respectively. The Company had unpaid accrued interest in the amount of approximately $70,000 and $69,000 at December 31, 2018 and 2017, respectively, related to the notes.

Expected future payments related to the promissory notes as of December 31, 2018, are approximately as follows:

For the year ended:

2019	103,000
$103,000

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

On April 26, 2018, the convertible debenture and unpaid accrued interest was converted into an aggregate of 266,301 shares of common stock, eliminating the Company’s debt obligation (Note 5). Prior to the conversion, the Company recognized approximately $1,200 in interest expense related to the convertible debenture during the year ended December 31. 2018. The market value of the common stock on the date of the conversion was $0.40. This difference lead to an immaterial amount related to a beneficial conversion feature.

Convertible Notes

In August and September 2018, the Company entered into a securities purchase agreement with select accredited investors, whereby the Company offered up to $1,000,000 in units at a purchase price of $50,000 per unit. Each unit consists of a 12% senior secured convertible note and a three-year warrant to purchase shares of the Company’s common stock. The notes are secured by all of the assets of the Company. (See Note 5).

In the offering, the Company sold an aggregate of 15 units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. The convertible notes sold in the offering are initially convertible into an aggregate of 1,875,000 shares of common stock but could convert into additional shares if the Company completes a down round financing during the term of the convertible notes. The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of $505,424 and $244,576, respectively. Accretion expense related to the discount on these convertible notes for the year ended December 31, 2018 was approximately $93,000. The Company recognized $33,700 in unpaid accrued interest expense related to the notes as of December 31, 2018.

Note 8 – Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices used for volatility were available in an active market.

A summary of the Company’s warrant issuance activity and related information as of December 31, 2017 and 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at 12/31/2016	3,713,542	$2.19	3.8

Issued	3,889,368	$1.37	4.3
Cancelled	(200,000)	$1.625	—
Outstanding at 12/31/2017	7,402,910	$1.77	3.5

Issued	4,705,833	(1)(2)	2.7
Outstanding at 12/31/2018	12,108,743	$1.38	2.6
Exercisable at 12/31/2018	12,108,743	$1.38	2.6

The fair value of all warrants issued are determined by using the Black-Scholes-Merton valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes-Merton valuation technique to value each of the warrants issued in 2018 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	2/26/18	$0.51	$0.75	$0.20	5 years	2.60	55.91
Short-term debt	3/26/18	$0.53	$0.75	$0.22	5 years	2.64	56.57
Private placement	5/1/2018	$0.44	(1)	$0.24	3 years	2.66	103.29
Debt conversion	5/15/2018	$0.39	(1)	$0.20	3 years	2.75	103.32
Convertible notes	8/8/2018	$0.37	(2)	$0.19	3 years	2.68	104.37
Convertible notes	9/28/2018	$0.40	(2)	$0.21	3 years	2.88	105.07

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

Note 9 - Income Taxes

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2018, the Company has not incurred any interest or penalties relating to uncertain tax positions.

The Company’s evaluation was performed for the tax years ending December 31, 2017, 2016 and 2015, which remain subject to examination by major tax jurisdictions as of December 31, 2018. The Company’s tax year ending in December 31, 2014 is no longer subject to U.S. federal, state, and local, or non-US income tax examinations.

For the years ended December 31, 2018 and 2017, the Company has incurred net losses and, therefore, has no current income tax liability and recognized no income tax expense. The net deferred tax asset generated by these losses, which principally consist of start-up costs deferred for income tax purposes, is fully reserved as of December 31, 2018 and 2017 since it is more likely than not that the benefit will not be realized in future periods.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

	2018	2017
Statutory rate – federal	21.0%	21.0%
State taxes, net of federal benefit	4.0	4.0

Income tax benefit	25.0%	25.0%
Less valuation allowance	(25.0)	(25.0)
Total	0.00%	0.00%

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of losses incurred that are considered startup costs for tax purposes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized.

In our evaluation of the weight of available evidence, the Company considered recent reported losses as negative evidence which carried substantial weight. Therefore, the Company considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:

●	taxable income in prior carryback years, if carryback is permitted under the tax law;

●	future reversals of existing taxable temporary differences;

●	tax planning strategies; and

●	future taxable income exclusive of reversing temporary differences and carryforwards.

During fiscal 2018 and 2017, the Company weighed all available positive and negative evidence and concluded the weight of the negative evidence of a cumulative loss continued to outweigh the positive evidence. Based on the conclusions reached, the Company maintained a full valuation allowance during 2018 and 2017.

Deferred tax assets and liabilities consist of the following at December 31:

	2018	2017
Deferred Tax Assets:
Start-up costs	$6,816,896	$5,566,520
Share-based compensation	243,848	238,109
Total Deferred Tax Assets	7,060,744	5,804,629
Valuation Allowance	(7,060,744)	(5,804,629)
Net Deferred Tax Asset	$—	$—

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2018. The Company has not undergone any tax examinations since inception and is therefore not subject to examination by any applicable tax authorities.

Note 10 - Related-Party Transactions

Patent Assignment and Royalty Agreements

As described in Note 6, the Company has a Contribution and Royalty Agreement with Dr. Haufe, a former director of the Company.

Co-Development Agreement

As described in Note 6, the Company entered into a Co-Development Agreement with Dr. Andrews, a former director of the Company.

Operating Lease

As described in Note 6, the Company paid TAG, a company owned by Mr. Gorlin, for month to month rental of office space at Dekalb-Peachtree Airport in Atlanta Georgia plus cost of utilities. Rent payments under this arrangement were $2,147 per month. Rent expense and utilities cost incurred by TAG amounted to approximately $35,000 for the year ended December 31, 2018, of which approximately $6,300 was included in accounts payable at December 31, 2018. Rent expense and utilities cost incurred by TAG amounted to approximately $34,600 for the years ended December 31, 2017. No future lease payments are required under this rental agreement at December 31, 2018.

Consulting Expense

As described in Note 6, the Company paid $160,000 and $110,000, respectively, for the years ended December 31, 2018 and 2017, respectively, to Jesse Crowne, a former director and Co-Chairman of the Board of the Company, for business advisory services, of which $40,000 was included in accounts payable at December 31, 2018.

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

During 2018, the Company incurred approximately $101,000 of expense under this agreement, with approximately $69,000 of the amount in payables at December 31, 2018. During 2017, the Company incurred approximately $302,000 of expense under this agreement, with approximately $7,000 of the amount in payables at December 31, 2017 which was subsequently paid in 2018.

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

The Company incurred approximately $19,000 for the year ended December 31, 2018, of which $15,000 was included in accounts payable at December 31, 2018. The Company incurred approximately $33,000 for the year ended December 31, 2017. The manufacturing agreement is complete as of December 31, 2018, and the Company does not expect to incur any more expenses related to the agreement.

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

The Company incurred fees of approximately $106,000 to Nortech for the year ended December 31, 2018. The Company incurred fees of approximately $146,000 to Nortech for the year ended December 31, 2017, of which $40,000 was in accounts payable at December 31, 2017.

Note 12 – Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $4,909,000 and $6,456,000 for the years ended December 31, 2018 and 2017, respectively. The Company will continue to incur losses until such time as it can sell a sufficient enough volume of the DenerveX System with margins sufficient to offset expenses.

To date, the Company’s primary source of funds has been from the issuance of debt and equity.

The Company anticipates cash expenditures will remain consistent as diminishing research and development costs will be offset by the cost of clinical trials to obtain FDA approval and moving forward with the recent commercialization of the DenerveX System. The Company expects future cash flow expenditures to increase if the FDA requires a de novo regulatory path, instead of a 510(k) approval. The Company also continues to incur similar costs as it continues to operate as a publicly traded entity.

Subsequent to year-end, on January 8, 2019, the Company executed the Asset Purchase Agreement with RMS, as amended, by which the Company entered into a securities purchase agreement (the “SPA”) with select accredited investors and raised an aggregate amount of $2,000,000, with $1,800,000 received in cash and $200,000 by cancellation of debt.

Subsequent to the consummation of the Asset Purchase Agreement with RMS, the Company has raised an additional $5,200,000 with select accredited investors under the same SPA. Through March 31, 2019 the Company has raised an aggregate of $7,200,000 in convertible note financings.

The financial statements do not include any adjustments to the carrying amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 13 - Subsequent Events

As previously disclosed on a Form 8-K filed on October 18, 2018, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Regenerative Medicine Solutions, LLC (“RMS”), Lung Institute LLC (“Lung Institute”), RMS Lung Institute Management LLC (“RMS Management”), Cognitive Health Institute Tampa, LLC (“CHIT”), RMS Shareholder, LLC (“RMS Shareholder”) and RMS Acquisition Corp. (“RMS Acquisition”) (collectively, the “Parties”). On January 8, 2019, the Parties to the Asset Purchase Agreement entered into an amendment thereto (the “APA Amendment”) to, among other things, i) update the contracts assigned to and liabilities assumed by RMS Acquisition, ii) amend the number of Series C preferred stock of the Company (the “Series C Preferred Stock”) issued to RMS Shareholder from 30,119 shares to 39,772 shares, iii) revise the lists of material contracts, real estate leases, legal proceedings, employees of RMS Management and Lung Institute Tampa, iv) state that the Company shall enter into an employment agreement with James St. Louis, v) include two additional members, Michael Yurkowsky and Raymond Monteleone, to the board of directors of the Company (the “Board”), and vi) revise the patient treatment arrangement among the Parties after closing of the Asset Purchase Agreement.

In connection with the Asset Purchase Agreement and APA Amendment, on January 8, 2019, RMS, Lung Institute, RMS Management, CHIT and RMS Acquisition executed an assignment and assumption agreement (the “Assignment and Assumption Agreement”), pursuant to which RMS, Lung Institute, RMS Management and CHIT assigned and transferred to RMS Acquisition all the rights and interests in the Assigned Contracts as listed in the APA Amendment and RMS Acquisition assumed all the obligations and liabilities under the Assumed Liabilities as defined in the APA Amendment.

On January 8, 2019, the Company executed the Asset Purchase Agreement, as amended, by which the Company entered into a securities purchase agreement (the “SPA”) with four purchasers (the “Purchasers”) pursuant to which the four Purchasers invested in the Company an aggregate amount of $2,000,000, with $1,800,000 in cash and $200,000 by cancellation of debt as explained below, in exchange for forty (40) units (the “Units”), each consisting of a convertible note (the “Convertible Note”) with the principal amount of $50,000 and a warrant (the “Warrant”) to purchase common stock (the “Common Stock”) of the Company.

Pursuant to this SPA, the Company initially offered a minimum of $1,000,000 and a maximum of $6,000,000, and subsequently increased to a maximum of $8,000,000 (the “Maximum Amount”) of Units at a price of $50,000 per Unit until the earlier of i) the closing of the subscription of the Maximum Amount and ii) March 31, 2019 (the “Termination Date”), subject to the Company’s earlier termination at its discretion. The SPA includes the customary representations and warranties from the Company and purchasers. Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company in exchange for four (4) Units on the same terms as all other Purchasers. Each Convertible Note offered by the Company as part of the Unit bears an interest rate of 12% per annum, has a principal amount of $50,000, shall mature in one year from the original issue date on January 8, 2019, and will be convertible into shares of Common Stock at a price of $0.40 subject to adjustment stated in the Convertible Note. Pursuant to the terms of the Convertible Note, each holder of the Convertible Notes shall not own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon exercise of such Convertible Note. Upon default, the penalty interest rate of the Convertible Note shall rise to 18% per annum. In addition, pursuant to the SPA, the Company offers, as part of the Unit, Warrants to purchase the Common Stock at a price of $0.75 per share (the “Exercise Price”), subject to adjustments stated therein. The holder of each Warrant may purchase the number of shares of Common Stock equal to the number of shares of Common Stock issuable upon conversion of each Convertible Note while the Warrant is exercisable. The Warrants have a term of three years and shall be exercised in cash or on a cashless basis as described in the Warrant.

In March 2018, the Company issued RMS the 39,772,498 shares of Common Stock upon the Conversion of the 39,772 shares of Series C Preferred Stock. The Company also issued RMS an additional 11,152,778 shares of Common Stock to RMS to compensate it for the additional dilution occurred in the recent financing.

Through March 31, 2019, the Company has entered into other SPA’s under the same terms with additional purchasers, which has brought the aggregate principal amount of capital raised in the offerings to $7,200,000, as of that date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer (our “CEO”) and our Principal Accounting Officer (our “Controller”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our CEO and Controller concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal disclosure controls were ineffective as of December 31, 2018, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and Controller, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we determined that control deficiencies existed that constituted material weaknesses. Specifically, our Controller currently performs most of the accounting related functions

In order to obtain proper segregation of accounting related duties, additional personnel will need to be hired and duties allocated so this material weakness can be corrected.

Due to the fact the RMS Asset Purchase Agreement closed subsequent to yearend, the Company expects to be able to design and implement effective internal controls to address the material weaknesses that existed as of December 31, 2018.

Accordingly, we concluded that these material weaknesses resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, our CEO and Controller concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation SK Item 308(b).

Changes in internal control over financial reporting

During 2018, due to the Company’s financial condition, we terminated our Accounting Clerk, thus creating a lack of segregation of duties as it left only one person performing most of the financial functions thereby creating a material weakness in our internal controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of ten (3) members: William E. Horne, Raymond Monteleone and Michael Yurkowsky.

Our current executive officers are William E. Horne, Chief Executive Officer; Jeremy Daniel, Chief Financial Officer and Treasurer; and Jeffery Wright, Controller.

Directors and Executive Officers

The following table provides information as of April 1, 2019 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
William E. Horne	Chief Executive Officer & Chairman of the Board	64
Jeremy Daniel	Chief Financial Officer	42
Raymond Monteleone	Director (1)	71
Michael Yurkowsky	Director	46
Jeffery Wright	Controller	36

(1)	Chairman of audit committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

William E. Horne

William “Bill” Horne is a founder and former Chief Executive Officer and Chairman of the Board of Laser Spine Institute. From 2005 to 2015, Horne served as the company’s CEO, expanding the homegrown organization from one facility with nine employees, to seven state-of-the-art surgery centers with more than 1,000 employees across six states, while driving annual revenues as high as $288M during his tenure. In his role as Chairman of the Board, he led the strategic direction of the company, which has made it possible for more than 75,000 patients to take back their lives from chronic pain with its minimally invasive spine procedures.

Raymond Monteleone

Raymond Monteleone, 71, serves managerial and consultative roles at several enterprises. Mr. Monteleone currently serves as the chairman and president of Paladin Global Partners, LLC since 2007; a board member and vice president of Dannelly, Monteleone & Associates, LLC since 2010; sits on the board of Chenmoore Engineering Inc. since 2015; is a managing member at Diner Investment Partners, LLC since 2016 and Uyona Management, LLC since 2013; a managing member and the chief financial officer at HBRE, LLC since 2013 and Horne Management, LLC since 2011; and the president at Monteleone & Associates Consulting, Inc. since 2005. Mr. Monteleone received a college degree from the New York Institute of Technology and an MBA degree from Florida Atlantic University.

A former partner with Arthur Young (now EY), Ray Monteleone joins Medovex after working closely with several large and small companies serving as board member and/or advisor, specializing in strategic planning, health care, tax and financial planning and corporate management. Mr. Monteleone previously held officer positions with Sensormatic Electronics Corporation, a billion dollar company listed in the New York Stock Exchange and was a member of the Board of Directors of Rexall Sundown, Inc., a large public entity. He also previously served as an officer working closely with the Board of Directors of Laser Spine Institute (“LSI”) and worked as deputy commissioner, chief operating officer, and chief financial officer with the Florida Department of Education. He attended an exclusive Arthur Young Harvard Business School program and earned his MBA from Florida Atlantic University. Considered an expert in financial analysis and business management, Monteleone is regularly featured as a lecturer at various universities and professional associations.

Michael Yurkowsky

Michael Yurkowsky operates his own family office, YP Holdings LLC, which has an investment portfolio of 50 private companies and participated in over 100 financing transactions with public companies since 2012. Previously Mr. Yurkowsky managed his own hedge fund and worked as a broker at several national broker-dealer firms.

Michael Yurkowsky comes to Medovex with more than 25 years of experience in financial services. Yurkowsky spent the first ten years of his career working as a broker with several national broker-dealers and as a licensed investment banker. He went on to start and manage his own hedge fund, specializing in debt arbitrage. In 2012, he opened his own family office, YP Holdings LLC, which has invested in more than 50 private companies and participated in more than 100 public company financing transactions. Throughout his career, Mr. Yurkowsky has served on multiple public and private boards and has been involved in several M&A transactions.

NON-DIRECTOR EXECUTIVE OFFICERS

Chief Financial Officer and Treasurer – Jeremy Daniel

Jeremy Daniel has been the Chief Financial Officer of Regenerative Medicine Solutions, LLC (“RMS”) since 2013. Prior to that, Mr. Daniel worked in the private sector in the accounting and finance field for the past twenty years. Mr. Jeremy Daniel is a Certified Public Accountant and received a college degree from the University of Cincinnati and an MBA degree from Xavier University. The Company currently does not have any employment agreement with Mr. Jeremy Daniel.

Controller and Principal Accounting Officer – Jeffery Wright

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

Liability and Indemnification of Directors and Officers

Our Articles of Incorporation provide that to the fullest extent permitted under Nevada law, our directors will not be personally liable to the Company or its stockholders for monetary damages for breach of the duty of care, breach of fiduciary duty or breach of any other duties as directors. Our Articles of Incorporation also provide for indemnification of our directors and officers by the Company to the fullest extent permitted by law. The Company maintains D&O insurance coverage.

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

The following committees are in the process of being formulated; and selections of chairman to be finalized at the first quarterly board meeting in fiscal year 2019.

●	Nominating and corporate governance committee
●	Compensation committee

Mr. Ray Monteleone chairs the audit committee. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements.

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

Our board of directors has determined that Ray Monteleone is an “audit committee financial expert” as defined in applicable SEC rules.

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

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)
William E. Horne, CEO	2018	153,333	-	-	-	153,333
	2017	-	-	-	-	-
Jeremy Daniel, CFO	2018	-	-	-	-	-
	2017	-	-	-	-	-
Jeffery Wright, Controller	2018	140,000	-	-	-	140,000
	2017	140,000	-	-	33,600	173,600

The current annualized salaries of our executive officers are as follows:

Name & Position	Annual Salary
William E. Horne, CEO	$650,000
Jeremy Daniel, CFO	$200,000
Jeffery Wright, Controller	$60,000

Director Compensation

In October 2018, the Board authorized the issuance of shares of common stock to all former Board members in an amount equivalent to $180,000, representing their accrued but unpaid directors’ fees as of September 30, 2018. The Company issued an aggregate of 320,202 shares at $0.42 per share, which was the average closing price of the Company’s stock during the year through September 30, 2018, to fulfill this obligation. The closing price of the Company’s stock on October 3, 2018, the day the shares were issued, was $0.40 per share.

There are no arrangements or understandings between the Company and Mr. Michael Yurkowsky.

There are understandings between the Company and Mr. Raymond Monteleone as follows; $5,000 per quarter for Board of Director meetings, $5,000 per quarter as Audit Committee Chair, and $10,000 per month for advisory services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is presented for each person we know to be a beneficial owner of 5% or more of our securities, each of our directors and executive officers, and our officers and directors as a group.

The percentage of common equity beneficially owned is based upon 24,717,271 shares of Common Stock issued and outstanding as of December 31, 2018. The shares of common stock issued to William E. Horne, the Company’s CEO, per his employment agreement were not outstanding as of December 31, 2018 and, therefore, not included in the below

The number of shares beneficially owned by each stockholder is determined under the rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to such securities.

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

	Number of Shares Beneficially Owned(1)		Percentage of common equity beneficially owned
William E. Horne, Director and Officer	—		0.010%
Jeremy Daniel, Officer	—		—
Raymond Monteleone, Director	—		—
Michael Yurkowsky, Director	1,022,009		4.13%
Jeffery Wright, Officer	137,220	(3)	0.006%
Officers and Directors as a Group (5 persons)

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.

(2)	Includes 76,129 shares pursuant to options exercisable within 60 days.

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

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. The Company did not grant any stock options in 2018. As of December 31, 2018, we have outstanding an aggregate of 1,314,059 options to purchase common stock at a weighted average price of $2.78 per share. In 2018 we granted an aggregate of 75,000 common stock shares from the Plan to certain outside consultants at the market price on the day of grant. If any of the awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid TAG Aviation (“TAG”), a company owned by former CEO Jarrett Gorlin, for executive office space in Atlanta Georgia at a rate of $2,147 per month plus related utilities. The rental rate was 90% of the amount billed to TAG Aviation by the owner of the property. There is no further commitment under this lease agreement.

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

Stock Option Grants to Executive Officers and Directors

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. No stock options were issued under the Plan in 2018. In 2017 we granted an aggregate of 147,611, of options to purchase common stock to executive officers and directors. If any of the Awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

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

The following is a summary of the fees billed to the Company by Frazier & Deeter, LLC for professional accounting services rendered for the fiscal years ended December 31, 2018 and 2017.

	Fiscal Year 2018	Fiscal Year 2017
Audit fees	$108,000	$99,500
Tax fees	3,000	11,000
Other fees	—	2,500
Total	$111,000	$113,000

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

MEDOVEX CORP.

Date: April 10, 2019	By:	/s/ William E. Horne
William E. Horne,
Chief Executive Officer

Signature	Title	Date

/s/ William E. Horne	Chief Executive Officer and Chairman of the Board of Directors
William E. Horne	(Principal Executive Officer)	April 10, 2019

/s/ Jeff Wright	Controller
Jeff Wright	(Principal Financial and Accounting Officer)	April 10, 2019

/s/ Raymond Monteleone
Raymond Monteleone	Director	April 10, 2019

/s/ Michael Yurkowsky
Michael Yurkowsky	Director	April 10, 2019

EXHIBIT INDEX

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 16, 2013 among MedoveX Corp. f/k/a SpineZ Corp. and Debride Inc. (1)
2.2	Agreement and Plan of Merger, dated March 9, 2015 among MedoveX Corp. and Streamline, Inc. (2)
2.3	Asset Purchase Agreement, dated December 7, 2016, among MedoveX Corp., Streamline, Inc., Skytron, LLC and certain other parties thereto (3)
3.1	Articles of Incorporation of Spinez Corp. (1)
3.3	Bylaws of MedoveX Corp. (1)
4.1	Modification Agreement by and between the Company and Steve Gorlin dated January 25, 2016. (5)
4.2	Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated February 16, 2016. (6)
4.3	Second Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated March 25, 2016. (7)
4.4	Third Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated November 1, 2016 (7)
4.5	Fourth Amendment to the Modification Agreement by and between the Company and Steve Gorlin dated November 30, 2016 (8)
10.1	2013 Stock Incentive Plan. (1)
10.6	Contribution and Royalty Agreement between MedoveX and Scott W. Haufe dated January 31, 2013. (1)
10.7	Co-Development Agreement between MedoveX Corp. and Dr. James Andrews dated September 30, 2013. (1)
10.9	Engineering Services Agreement between MedoveX Corp. and Devicix, LLC dated November 25, 2013. (1)
10.10	Form of Indemnification Agreement. (1)
10.13	Form of Common Stock Purchase Warrant (9)
10.14	Form of Unit Purchase Agreement between MedoveX Corp. and Investors (10)
10.15	Form of Registration Rights Agreement between MedoveX Corp. and Investors (10)
10.16	Private Placement Memorandum Supplement dated April 18, 2016 (10)
10.17	Form of Warrant (11)
10.18	Form of Unit Purchase Agreement (11)
10.19	Form of Registration Rights Agreement (11)
10.20	Form of Note (12)
10.21	Form of Warrant (12)
10.22	Form of Security Agreement (12)
10.23	Form of Warrant (4)
10.24	Form of Unit Purchase Agreement (4)
10.25	Form of Registration Rights Agreement (4)
10.26	Form of Common Stock Purchase Warrant issued by MedoveX Corporation to each of the Investors (13)
10.27	Form of Securities Purchase Agreement, by and between the Company and Investors (13)
10.28	Consulting Agreement, by and between MedoveX Corp. and CG# Consulting LLC, dated February 2, 2018 (14)
10.29	Form of Securities Purchase Agreement, by and between the Company and Investors (15)
10.30	Form of Warrant issued by MedoveX Corp. to each of the Investors (15)
RMS Agreements
14	Business and Code of Ethics of MedoveX Corp. (1)
21.1	Subsidiaries of MedoveX Corp. *
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith
(1)	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on September 8, 2014
(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 11, 2015.
(3)	Incorporated by reference herein from the Current Report on Form 8-K filed on December 12, 2016.
(4)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 14, 2017.
(5)	Incorporated by reference herein from the Current Report on Form 8-K filed on January 25, 2016.
(6)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 17, 2017.
(7)	Incorporated by reference herein from the Current Report on Form 8-K filed on November 4, 2016
(8)	Incorporated by reference herein from the Current Report on Form 8-K filed on December 6, 2016
(9)	Incorporated by reference herein from the Current Report on Form 8-K filed on April 25, 2016
(10)	Incorporated by reference herein from the Current Report on Form 8-K filed on May 5, 2016
(11)	Incorporated by reference herein from the Current Report on Form 8-K filed on August 8, 2016
(12)	Incorporated by reference herein from the Current Report on Form 8-K filed on September 19, 2016
(13)	Incorporated by reference herein from the Current Report on Form 8-K filed on July 14, 2017
(14)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 6, 2018
(15)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 1, 2018
(1)	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on December 9, 2014.
(2)	Incorporated by reference herein from the Current Report on Form 8-K filed on March 11, 2015.
(3)	Incorporated by reference herein from the Current Report on Form 8-K filed on January 25, 2016.
(4)	Incorporated by reference herein from the Current Report on Form 8-K filed on February 17, 2016.
(*)	Filed herewith

ITEM 16. SUMMARY. NONE.

