Form 10-Q
period 2019-03-31
Medovex Corp.
filed 2019-05-15
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

MEDOVEX CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

201 East Kennedy Blvd, Suite 700
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

[  ] Yes [X] No

As of May 8, 2019, 94,732,246 shares of the registrant’s common stock were outstanding.

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

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018

Assets

Current Assets
Cash	$2,591,869	$69,628
Accounts receivable	76,163	15,242
Other receivables	81,648	5,144
Inventory	129,264	—
Prepaid expenses	365,167	59,678
Total Current Assets	3,244,111	149,692

Right-of-use Asset	1,092,102	—
Property and Equipment, net	274,820	266,875
Intangibles	3,496,000	—
Goodwill	5,133,724	—
Other Assets	40,839	38,288
Total Assets	$13,281,596	$454,855

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Interest payable	$123,070	$158,371
Accounts payable	941,303	851,604
Accounts payable to related parties	—	180,000
Accrued payroll	170,084	—
Accrued liabilities	272,740	183,183
Other current liabilities	227,752	463,025
Notes payable	248,155	30,852
Short-term note payable, net of debt discount	561,696	—
Dividend payable	76,315	—
Deferred revenue	395,814	322,264
Lease liability, current portion	484,087	—
Total Current Liabilities	3,501,016	2,189,299

Long-Term Liabilities
Lease liability, net of current portion	629,559	—
Convertible debt to a related party	—	4,306,300
Deferred rent	—	22,206
Total Long-Term Liabilities	629,559	4,328,506

Total Liabilities	4,130,575	6,517,805

Commitments and Contingentcies

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock - $.001 par value: 500,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized, 7,200 and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7	—
Series C Convertible Preferred Stock - $.001 par value: 45,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock - $.001 par value: 199,000,000 and 49,500,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively. 94,036,746 and 33,681,388 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	94,037	33,661
Additional paid-in capital	17,610,529	3,566,339
Accumulated deficit	(8,183,420)	(9,292,818)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Equity (Deficit)	9,151,021	(6,062,950)

Total Liabilities and Stockholders’ Equity (Deficit)	$13,281,596	$454,855

See notes to the unaudited condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Revenues	$1,324,240	$2,902,797
Cost of Sales	(559,319)	(858,855)
Gross Profit	764,921	2,043,942

Operating Expenses
General and administrative	3,020,509	2,150,438
Sales and marketing	1,135,546	737,505
Depreciation and amortization	211,218	24,497
Total Operating Expenses	4,367,273	2,912,440

Operating Loss	(3,602,352)	(868,498)

Other Income (Expense)
Other income	2,152	—
Foreign currency transaction loss	(2,357)	—
Interest expense	(92,259)	(28,702)
Total Other Income (Expense)	(92,464)	(28,702)

Net Loss	$(3,694,816)	$(897,200)

Dividend on outstanding Series B Preferred Stock	24,639	—
Deemed dividend on adjustment to exercise price on certain warrants	404,384	—
Deemed dividend on Beneficial Conversion Features	32,592	—
Net loss attributable to common stockholders	$(4,156,431)	$(897,200)

Loss per share - Basic and Diluted	$(0.05)	$(0.03)

Weighted average outstanding shares used to compute basic and diluted net loss per share	85,513,024	33,661,388

See notes to the unaudited condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - December 31, 2018	—	$—	33,661,388	$33,661	$3,566,339	$(9,292,818)	$(370,132)	$(6,062,950)
Purchase Accounting entries due to the purchase transaction	9,250	9	24,717,217	24,717	6,442,182	—	—	6,466,908
Adjustment for assets and liabilities not included in purchase transaction	—	—	—	—	—	5,241,190	—	5,241,190
Issuance of common stock in connection with private placement offering from January 8, 2019 through March 31, 2019	—	—	17,000,000	17,000	4,200,946	—	—	4,217,946
Issuance of warrants in connection with private placement offering from January 8, 2019 through March 31, 2019	—	—	—	—	2,565,638	—	—	2,565,638
Issuance of common stock pursuant to conversion of short-term debt in January 2019	—	—	500,000	500	125,437	—	—	125,937
Issuance of warrants pursuant to conversion of short-term debt in January 2019	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares - Note 3			17,263,889	17,264	(17,264)		—	—
Issuance of common stock pursuant to conversion of short-term debt in February 2019	—	—	250,000	250	99,750	—	—	100,000
Issuance of common stock pursuant to conversion of Preferred Series B Stock conversions	(2,050)	(2)	512,500	513	(511)	—	—	—
Issuance of common stock pursuant to conversion of short-term debt and accrued interest	—	—	1,667	2	665	—	—	667
Issuance of common stock in March 2019 in exchange for consulting fees incurred in Q1 2019	—	—	130,085	130	51,904	—	—	52,034
Adjustment of exercise price on certain warrants	—	—	—	—	404,384	(404,384)	—	—
Beneficial conversion on Preferred Series B Stock	—	—	—	—	32,592	(32,592)	—	—
Stock based compensation	—	—	—	—	89,043	—	—	89,043
Dividends payable	—	—	—	—	(24,639)	—	—	(24,639)
Net loss	—	—	—	—	—	(3,694,816)	—	(3,694,816)
Balances - March 31, 2019	7,200	$7	94,036,746	$94,037	$17,610,529	$(8,183,420)	$(370,132)	$9,151,021

See notes to the unaudited condensed consolidated financial statements

MEDOVEX CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,694,816)	$(897,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,218	24,497
Amortization of debt discount	63,578	—
Stock-based compensation	89,043	—
Common stock issued for consulting services	52,034	—
Changes in operating assets and liabilities, net of purchase transaction:
Accounts receivable	84,836	(26,769)
Other receivables	(76,504)	—
Accounts receivable from related parties	—	(25,361)
Inventory	2,191	—
Prepaid expenses and other assets	(132,765)	112,798
Interest payable	23,122	19,160
Accounts payable	(527,148)	(27,434)
Accounts payable to related parties	(180,000)	—
Accrued payroll	(281,123)	—
Accrued liabilities	78,711	(151,615)
Dividends payable	(6,137)	—
Deferred revenue	123,077	(390,271)
Net Cash Used in Operating Activities	(4,170,683)	(1,362,195)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,570)	(194,108)
Purchase of business, net of cash acquired	(302,710)	—
Net assets not included in purchase transaction	(69,629)	—
Net Cash Used in Investing Activities	(376,909)	(194,108)

Cash Flows from Financing Activities
Payments on notes payable obligations	(22,407)	—
Borrowings from notes payable obligations	8,656	8,081
Proceeds from issuance of common stock, net of offering costs	4,217,946	—
Proceeds from issuance of warrants, net of offering costs	2,565,638	—
Proceeds from issuance of note payable	—	1,459,510
Proceeds from contribution from stockholders	300,000	—
Net Cash Provided by Financing Activities	7,069,833	1,467,591

Net Increase (Decrease) in Cash	2,522,241	(88,712)

Cash - Beginning of period	69,628	251,330

Cash - End of period	$2,591,869	$162,618

Supplementary Cash Flow Information
Cash paid for interest	$6,100	$1,931
Non-cash investing and financing activities
Financing agreement for insurance policy	$127,500	$—
Conversion of note and accrued interest to common stock	100,667	—
Issuance of common stock for Series B Preferred Stock conversion	513	—
Dividends accrued	18,502	—

See notes to the unaudited condensed consolidated financial statements

MEDOVEX CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

MedoveX Corp. (the “Company” or “MedoveX”) was incorporated in Nevada on July 30, 2013 as SpineZ Corp. (“SpineZ”) and changed its name to MedoveX Corp. on March 20, 2014. MedoveX is the parent company of Debride Inc. (“Debride”), which was incorporated under the laws of the State of Florida on October 1, 2012. The Company is in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company plans to seek approval for the DenerveX System from the Food & Drug Administration (“FDA”) in the United States. The Company is presently reevaluating its approaches to revenue generation including the continuing use of distribution channels.

On October 18, 2018, MedoveX entered into an Asset Purchase Agreement with Regenerative Medicine Solutions, LLC, Lung Institute LLC (“LI”), RMS Lung Institute Management LLC (“RMS LI Management”) and Cognitive Health Institute Tampa, LLC (“CHIT”), (collectively “RMS”). On January 8, 2019, the Asset Purchase Agreement was amended and the Company acquired certain assets and assumed certain liabilities of RMS as reported in the 8-K/A filed in March of 2019. Based on the terms of the Asset Purchase Agreement and its amendment, the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. For accounting purposes, the acquisition transaction has been treated as a reverse acquisition whereby the Company is deemed to have been acquired by RMS and the historical financial statements prior to the acquisition date of January 8, 2019 now reflect the historical financial statements of RMS.

RMS was incorporated in Delaware on December 26, 2012. RMS is a healthcare medical biosciences company that develops and implements advance innovative treatment options in regenerative medicine to treat an array of debilitating medical conditions. In addition, the company is the operator and manager of the various Lung Health Institute clinics. Committed to an individualized patient-centric approach, RMS consistently provides oversight and management of the highest quality care while producing positive outcomes. RMS offices are located in Tampa, Florida. The Lung Health Institute located in Tampa, Florida is a wholly owned subsidiary of RMS. RMS also provides oversight and management to the Lung Health Institutes located in Nashville, TN, Scottsdale AZ, Pittsburgh, PA, and Dallas, TX.

On May 10, 2019, the Company’s board of directors authorized a change in the Company’s name to H-Cyte, Inc. The Company is in the process of taking the necessary steps to effectuate this name change.

Note 2 – Basis of presentation and Summary of Significant Accounting Policies

Based on the terms of the Asset Purchase Agreement and its amendment, the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. RMS is deemed to be the acquiring company for accounting purposes and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The assets acquired and the liabilities assumed of RMS included as part of the purchase transaction are recorded at historical cost. Accordingly, the assets and liabilities of MedoveX are recorded as of the merger closing date at their estimated fair values. See Note 3. Further, the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit), and the Condensed Consolidated Statements of Cash Flow do not reflect the historical financial information related to MedoveX prior to the merger. The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit), and the Condensed Consolidated Statements of Cash Flow only reflect the historical financial information related to RMS prior to the merger. For the Consolidated Statement of Stockholders’ Equity (Deficit), the common stock, preferred stock and additional paid in capital reflect the accounting for the stock received by the RMS members as of the merger as if it was received as of the beginning of the periods presented. For the Consolidated Statement of Stockholders’ Equity (Deficit), the schedule in the Financial Statements reflects the activity from December 31, 2018 to March 31, 2019. For the comparable period from December 31, 2017 to March 31, 2018, the only activity in the Consolidated Statement of Stockholders’ Equity (Deficit) was the loss of $897,200 for the three months ended March 31, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2019 and December 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future year.

principles of consolidation

Accounting principles generally accepted in the United States of America (U.S. GAAP) require that a related entity be consolidated with a company when certain conditions exist. An entity is considered to be a variable interest entity (VIE) when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by the parent would be required if it is determined that the Parent will absorb a majority of the VIE’s expected losses or residual returns if they occur, retain the power to direct or control the VIE’s activities, or both.

Prior to the merger of MedoveX and RMS on January 8, 2019, the consolidated results for MedoveX include the financial activities of Regenerative Medicine Solutions, LLC, LI, RMS Nashville, LLC (“Nashville”), RMS Pittsburgh, LLC (“Pittsburgh”), RMS Scottsdale, LLC (“Scottsdale”), RMS Dallas, LLC (“Dallas”), State, LLC (“State”), CHIT, RMS Lung Institute Management, LLC (“RMS LI MGMT”), and RMS Shareholder, LLC. Additionally, MedoveX has consolidated Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as VIEs.

As of the merger, the consolidated results for MedoveX includes the following wholly-owned subsidiaries: Debride Inc., Blue Zone Health Management, LLC (“BZHM”) and Blue Zone Lung Tampa, LLC. Additionally, MedoveX has consolidated LI Dallas, LI Nashville, LI Pittsburgh and LI Scottsdale, as VIEs.

The accompanying condensed consolidated financial statements include the accounts of the parent, its wholly-owned subsidiaries, and its variable interest entities.

Goodwill And Intangibles

Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value is “more likely than not” less than the carrying amount or if significant changes related to the business have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The Company can elect to forgo the qualitative assessment and perform the quantitative test.

If the carrying amount exceeds its fair value, “Step 1” is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. This step compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined by assigning the fair value to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The Company has elected to perform the annual impairment assessment for goodwill in the fourth quarter.

Intangibles acquired in a business combination are recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at least annually or more frequently if indicators of impairment arise. The Company’s intangible assets are patents and related proprietary technology for the DenerveX System.

Leases

In February 2016, the Financial Accounting Standard Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2019-01, Codification Improvements; ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. Under ASC 842, lessees are required to recognize a lease liability and right-of-use (“ROU”) asset for all leases (with the exception of short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the condensed consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components. At January 1, 2019, additional current lease liabilities of $475,000 and long-term lease liabilities of $713,000 with corresponding ROU assets of $1,167,000 were recognized based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Other Receivables

Other receivables totaling approximately $82,000 at March 31, 2019 include receivables from Lung Institute, LLC to Blue Zone Lung Tampa, LLC for approximately $75,000 and approximately $7,000 reimbursement receivable. The $75,000 receivable was a result of Lung Institute, LLC being a transitory entity for Blue Zone Lung Tampa, LLC while general liability insurance was being underwritten for Blue Zone Lung Tampa, LLC. The $75,000 receivable was paid to Blue Zone Lung Tampa in May 2019. Blue Zone Health Management other receivables totaling $7,000 are to be reimbursed on behalf of a study being completed by Cognitive Health Institute Tampa.

Revenue Recognition

The company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. The adoption of this standard did not have a material impact on the consolidated financial statements.

DenerveX System

The Company sells the DenerveX System through a combination of direct sales and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company only records revenue when collectability is reasonably assured. Utilizing the five step method outlined in Topic 606 to determine when revenue should be recognized, the Company’s policy is to recognize revenue when product is shipped to the customer, whether that customer is a distributor or an end user, as is the case in Germany.

Biomedical services

The biomedical services company (RMS) manages the Lung Health Institute (LHI). The Lung Health Institute uses a standard pricing model for the types of cellular therapy treatments that is offered to its patients. The transaction price accounts for medical, surgical, facility, and office services rendered by LHI for consented procedures and is recorded as revenue. The company recognizes revenue when the terms of a contract with a patient are satisfied.

LHI offers two types of cellular therapy treatments to their patients. The first type of treatment includes medical services rendered over typically a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service. LHI also offers a four-day treatment in which medical services are rendered over typically a two-day period and then again, approximately three months later, medical services are rendered for an additional two-days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. LHI recognizes 62.5% of the transaction price during the first-round visit and 37.5% of transaction price during the second round visit. Transaction price is allocated pro-rata based on the related professional, facility and diagnostic services for each session of treatment. The Company has deferred recognition of revenue amounting to approximately $396,000 at March 31, 2019.

Advertising

The Company expenses all advertising costs as incurred. For the three months ended March 31, 2019 and 2018, the Company had approximately $1,118,000 and $737,000, respectively, in advertising costs.

Use of Estimates

In preparing the financial statements, U.S. GAAP requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates include deferred revenue, the deferred income tax asset and the related valuation allowance, and the fair value of its share-based payment arrangements.

For those estimates that are sensitive to the outcome of future events, actual results could differ from those estimates.

Foreign Currency Transactions

The Company transacts some of its operating activities in foreign currencies, most notably the Euro. The Company also has certain assets and liabilities denominated in foreign currencies that are translated to US Dollars for reporting purposes as of and for the three months ended March 31, 2019. These amounts are immaterial and are included in other income or expense for the three months ended March 31, 2019. Because of the immaterial effect noted above, the Company did not present a separate statement of other comprehensive income.

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

Note 3 – Business Acquisition

On January 8, 2019, MedoveX Corporation completed its business combination with RMS under which MedoveX purchased certain assets and assumed certain liabilities of RMS. Pursuant to the terms of the Asset Purchase Agreement, MedoveX issued to the shareholders of RMS 33,661 shares plus 6,111 additional exchange shares (based on closing the sale of $2 million of new securities) for a total of 39,772 shares of Series C Preferred Stock where each share of Series C Preferred stock will, at the date of closing, automatically convert into 1,000 shares of Common Stock and represent approximately fifty-five percent (55%) of the outstanding voting shares of the Company.

Under the terms of the Asset Purchase Agreement, subsequent to the closing, the Company issued additional “Exchange Shares” to the shareholders of RMS to maintain the 55% ownership and not be diluted by the sale of convertible securities (“New Shares Sold”) until MedoveX raised an additional $5.65 million via the issuance of new securities. On the date of closing the company issued 6,111 additional Exchange Shares to RMS Shareholders as a result of the issuance of additional securities, which are included in the 39,772 shares above. Subsequent to the closing of the purchase transaction all additional Exchange Shares representing contingent consideration have been issued to the shareholders of RMS for a total of 17,264 additional Series C Preferred Stock which automatically converted to 1,000 shares of Common Stock.

Because RMS shareholders own approximately 55% of the voting stock of MedoveX after the transaction, RMS is deemed to be the acquiring company for accounting purposes (the “Acquirer”) and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The assets acquired and the liabilities assumed of RMS included as part of the purchase transaction are recorded at historical cost. Accordingly, the assets and liabilities of MedoveX (the “Acquiree”) are recorded as of the merger closing date at their estimated fair values.

Under the terms of the business combination with RMS, MedoveX purchased certain assets and assumed certain liabilities of RMS. The assets of RMS reported on the MedoveX balance sheet as of December 31, 2018 that were excluded in the January 8, 2019 transaction were cash of approximately $70,000. The liabilities of RMS reflected on the MedoveX balance sheet as of December 31, 2018 but not assumed in the transaction included the following: convertible debt to a related party of approximately $4.3 million, interest payable of approximately $158,000, accounts payable of approximately $224,000 and other current liabilities of approximately $285,000. Additionally, there were certain on-going litigation matters that were not assumed as part of the January 9, 2019 reverse merger transaction.

Preliminary Purchase Price Allocation

The purchase price for the acquisition of the Acquiree has been allocated to the assets acquired and liabilities assumed based on their estimated relative fair values. The purchase price allocation herein is preliminary. The final purchase price allocation will be determined after completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed but in no event later than one year following completion of the acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the allocation reflected as of March 31, 2019 presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also materially change the portion of purchase price allocated to goodwill and could materially impact the operating results of the Company following the acquisition due to differences in purchase price allocation, depreciation and amortization related to some of these assets and liabilities.

The acquisition-date fair value of the consideration transferred is as follows:

Common shares issued and outstanding	24,717,271
Common shares reserved for issuance upon conversion of the outstanding Series B Preferred Stock	2,312,500
Total Common shares	27,029,771
Closing price per share of MDVX Common stock on January 8, 2019	$0.40
10,811,908
Fair value of Outstanding Warrants and Options	2,220,000
Cash consideration to RMS	(350,000)
12,681,908
Contingent consideration to RMS shareholders - Common shares	(6,215,000)
Total consideration	$6,466,908

Just prior to the transaction, MedoveX had 24.5 million shares of common stock outstanding at a market capitalization of $9.8 million. The estimated fair value of the net assets of MedoveX was $8.4 million as of January 8, 2019. Measuring the fair value of the net assets to be received by RMS was readily determinable based upon the underlying nature of the net assets. The fair value of the MedoveX common stock is above the fair value of its net assets. The MedoveX net asset value is primarily comprised of definite-lived Intangibles (preliminarily estimated at $3.7 million) as of the closing and the RMS interest in the merger is significantly related to obtaining access to the public market. Therefore, the fair value of the MedoveX stock price and market capitalization as of the closing date is considered to be the best indicator of the fair value and, therefore, the estimated purchase price consideration.

Contingent consideration was recorded as a reduction to consideration paid, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The Company calculated the fair value of the contingent consideration assets by assessing the likelihood of issuing stock to the accounting acquirer based upon a contingent capital raise clause. For contingent consideration to be settled in common stock, the Company uses public market data to determine the fair value of the shares as of the acquisition date and on an ongoing basis. During the three months ended March 31, 2019 the Company issued 17.3 million shares of common stock representing total consideration of $6.2 million, net of a 10% marketability discount as the shares were not readily available to trade.

The calculation of contingent consideration transferred during the period is as follows:

Total new shares issued by MedoveX	14,125,000
MedoveX ownership %	45%
31,388,889
RMS ownership %	55%
Total additional Exchange Shares	17,263,889
Closing price per share of MedoveX Common stock on January 8, 2019	$0.40
Total contingent consideration	$6,905,556

Discount for lack of marketability – (10%)	$(690,556)
Net Contingent Consideration	$6,215,000

The Acquisition was accounted for as a reverse merger under the acquisition method of accounting in accordance with ASC 805. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on January 8, 2019:

Cash	$(302,710)
Accounts receivable, net	145,757
Inventory	131,455
Prepaid expenses	46,153
Property and equipment	30,393
Other	2,751
Intangibles	3,680,000
Goodwill	5,133,724
Total assets acquired	$8,867,523
Accounts payable and other accrued liabilities	1,645,399
Interest-bearing liabilities and other	755,216
Net assets acquired	$6,466,908

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and allocation of consideration to the identifiable intangible assets acquired.

This preliminary purchase price allocation has been reflected in the March 31, 2019 balance sheet and statement of operations for the three months ended March 31, 2019. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. The final allocation may include (1) changes in fair values of property, plant and equipment, (2) changes in allocations to intangible assets such as trade names, technology and customer relationships as well as goodwill and (3) other changes to assets and liabilities. Intangible assets will be recorded as definite-lived assets and amortized over the estimated period of economic benefit. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

Total interest bearing and other liabilities assumed are as follows:

Notes payable	$99,017
Convertible notes payable	598,119
Dividend payable	57,813
Deferred rent	267
Total interest-bearing and other	$755,216

Notes payable relate to promissory notes assumed by Aquiree in a 2015 acquisition, which acquisition was later divested in 2016, with the assumed promissory notes being retained by Aquiree. Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The promissory notes had outstanding balances of approximately $99,000 plus accrued interest of approximately $3,000 at January 8, 2019.

Convertible notes payable represents a securities purchase agreement with select accredited investors, whereby the Acquiree offered up to $1,000,000 in units at a purchase price of $50,000 per unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Warrants are exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants. The notes are secured by all of the assets of the Company.

ASU 2017-11, Earnings Per Share (Topic 260), provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, and if one is determined to exist the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

The down round feature embedded in the conversion option was triggered on January 8, 2019, as such, the Company recognized the down round as a deemed dividend of approximately $437,000 which reduced the income available to common stockholders.

In the offering, the Acquiree sold an aggregate of 15 units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. If converted at $0.40 the convertible notes sold in the offering are convertible into an aggregate of 1,875,000 shares of common stock. The Acquiree recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of approximately $505,000 and $245,000, respectively. At acquisition date, the value of the notes was approximately $598,000.

Note 4 – Accounts Receivable

Accounts receivable primarily represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables. Trade accounts receivable are stated net of an estimate made for doubtful accounts, if any. Management evaluates the adequacy of the allowance for doubtful accounts regularly to determine if any account balances will potentially be uncollectible. Customer account balances are considered past due or delinquent based on the contractual agreement with each customer. Accounts are written off when, in management’s judgment, they are considered uncollectible. At March 31, 2019, management believes no allowance is necessary.

Note 5 - Inventory

Inventory consists only of finished goods and are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Inventories were acquired in the merger transaction from the MedoveX business and therefore there were no inventories prior to January 8, 2019.

Inventory consisted of the following items as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
DenerveX device	$3,014	$—
Pro-40 generator	126,250	—
Total	$129,264	$—

Note 6 – Right-of-use Asset And Lease Liability

In February 2016, the Financial Accounting Standard Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company implemented the new standard effective January 1, 2019.

On adoption, additional current liabilities of approximately $475,000 and long-term liabilities of approximately $713,000 with corresponding right-of-use assets of approximately $1,167,000 were recognized, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The balance sheet at March 31, 2019 reflects current lease liabilities of approximately $484,000 and long-term liabilities of $630,000, with corresponding ROU assets of $1,092,000.

The Company leases corporate office space in Tampa, FL and Atlanta, GA. The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates.

As of March 31, 2019, maturities of lease liabilities are as follows:

Remainder of 2019	$358,000
2020	454,000
2021	139,000
2022	94,000
2023	68,000
$1,114,000

Note 7 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	March 31, 2019	December 31, 2018
Furniture and fixtures	5-7 years	$202,142	$149,285
Computers, medical equipment and software	3-7 years	294,935	278,434
Leasehold improvements	15 years	154,129	154,129
		651,206	581,848

Less accumulated depreciation and amortization		(376,386)	(314,973)
Total		$274,820	$266,875

Depreciation expense amounted to approximately $27,000 and $24,000, respectively, for the three months ended March 31, 2019 and 2018.

Note 8 - Goodwill And Intangible Assets

Goodwill

The Company performs a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins and cash flows for a period of five years, and applied a perpetual long-term growth rate thereafter. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. The values assigned to each of the key assumptions reflect management’s past experience as their assessment of future trends, and are consistent with external/internal sources of information. As of March 31, 2019, no indicators of impairment existed.

Intangible Assets

The following table presents the changes in intangible assets during the period:

Balance at December 31, 2018	$—
Acquisition during the period	3,680,000
Balance at March 31, 2019	3,680,000
Amortization during the three months ended March 31, 2019	(184,000)
Intangible assets, net	$3,496,000

The following is a schedule of expected future amortization of intangible assets as of March 31, 2019:

Amount
Remainder of 2019	$552,000
2020	736,000
2021	736,000
2022	736,000
2023	736,000
Total	$3,496,000

Note 9 - Equity Transactions

For the Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) as of December 31, 2018, the common stock, preferred stock and additional paid in capital reflect the accounting for the stock received by the RMS members as of the merger as if it was received as of the beginning of the periods presented and the historical accumulated deficit of RMS. As of the acquisition closing, before the contingent additional exchange shares impact from the sale of new securities), the stock received by RMS was 33,661 Series C Preferred Stock, converted immediately into approximately 33,661,000 shares of common stock, with common stock par value of approximately $33,700 and additional paid-in capital of approximately $3,566,000. The historical accumulated deficit of RMS as of the closing was approximately $9,293,000.

Common Stock Issuance

On January 8, 2019, the Company entered into a securities purchase agreement (the “SPA”) with four purchasers (the “Purchasers”) pursuant to which the four Purchasers invested in the Company an aggregate amount of $2,000,000, with $1,800,000 in cash and $200,000 by cancellation of debt as explained below, in exchange for forty (40) units (the “Units”), each consisting of a convertible note (the “Convertible Note”) with the principal amount of $50,000 and a warrant (the “Warrant”) to purchase common stock (the “Common Stock”) of the Company. Pursuant to this SPA, the Company initially offered a minimum of $1,000,000 and a maximum of $6,000,000, and subsequently increased to a maximum of $8,000,000 (the “Maximum Amount”) of Units at a price of $50,000 per Unit until the earlier of i) the closing of the subscription of the Maximum Amount and ii) March 31, 2019 (the “Termination Date”), subject to the Company’s earlier termination at its discretion. The SPA includes the customary representations and warranties from the Company and purchasers. Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company in exchange for four (4) Units on the same terms as all other Purchasers. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

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

As reported on Form 8-K filings on January 25, 2019, February 8, 2019, March 15, 2019 and April 5, 2019, the Company entered into other SPA’s with additional purchasers, which brought the aggregate amount of capital raised in all these offerings to $7,200,000, as of that latest date.

On February 28, 2019, the Company’s board authorized the increase limit to the offering to $8 million dollars and with the same terms extended the termination date of the offering to April 30, 2019.

As a result of the sales of new securities of at least $5.65 million, total additional Exchange shares of approximately 17,264 Series C Preferred Stock were issued and automatically converted to 17,263,889 shares of Common Stock.

All the Convertible Notes from the SPA as well as the shares of Series C Preferred Stock issued to RMS members were automatically converted into shares of Common Stock.

The foregoing description of the, SPA, Convertible Note, and Warrant is qualified in its entirety by reference to the respective agreements.

In March 2019, the Company issued an aggregate of 130,085 shares of common stock at $0.40 per share shares for consulting fees in an amount equivalent to $52,034.

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

On January 8, 2019, the Company completed the issuance of convertible debt in the SPA transaction with a conversion price of $0.40 As a result, accordingly the exercise price on all of the warrants issued with the Series B Shares were adjusted downward to 90% of that conversion price or $0.36. In conjunction with the downward adjustment, the Company recorded a deemed dividend of approximately $117,000 representing the difference in the fair value of the warrants immediately before and after the adjustment to the exercise price.

The Company recognized a beneficial conversion feature related to the Series B Shares of approximately $33,000, which was credited to additional paid-in capital, and reduced the income available to common shareholders. Because the Series B Shares can immediately be converted by the holder, the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders.

Series B preferred Stock Conversions

During the three months ended March 31, 2019, 9,250 Series B Preferred Stock with a par value of $.001 were assumed with the merger transaction and an aggregate of 2,050 shares of Series B Preferred Stock, and accrued dividends, were subsequently converted into an aggregate of 512,500 shares of authorized common stock, par value $0.001 per share.

Debt Conversion

Convertible Notes

The $750,000 convertible notes payable assumed in the acquisition transaction, had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding convertible notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.40 per share, which was the conversion price per the SPA.

In connection with the Asset Purchase Agreement (“APA”) and APA Amendment, on January 8, 2019, Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company pursuant to the same terms of the SPA entered into by other investors to consummate the acquisition in January 8, 2019. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

We utilize the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that our stock-based compensation awards are expected to be outstanding.

For the three months ended March 31, 2019, the Company recognized approximately $89,000 as compensation expense with respect to vested stock options. No compensation expense was recorded prior to the merger transaction. Since these stock options were assumed on January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

Stock Option Activity

As of March 31, 2019, there were 31,139 shares of unvested stock options. Unrecognized compensation cost amounts to approximately $17,800 as of March 31, 2019 and will be recognized as an expense on a straight-line basis over a remaining weighted average service period of 0.87 years.

The following is a summary of stock option activity for the three months ending March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	$—	—

Assumed with the RMS merger transaction	557,282	$2.78	6.99
Other activity since January 8, 2019:
Granted	250,000	$0.40	—
Cancelled	(80,725)	$1.52	—
Outstanding at March 31, 2019	726,557	$1.95	7.74
Exercisable at March 31, 2019	695,418	$1.96	7.74

Note 10 – Commitments & Contingencies

Consulting Agreements

The Company has an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month, which expired March 31, 2019. The Company is in the process of negotiating a new contract with Mr. Crowne. The Company incurred $39,999, for the three months ended March 31, 2019 related to this consulting agreement. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 and shall continue for a period of twelve (12) months in the amount of $12,500 per month with a $15,000 signing bonus which was paid in full during the quarter ending March 31, 2019. The agreement also provides LilyCon Investments with $35,000 in stock (calculated using an annual Variable Weighted Average Price from February 2019 through January 2020) to be granted upon completion of the consulting services first year. Either party may terminate this agreement with without cause upon (30) days written notice. Through March 31, 2019, the Company has expensed a total of $40,000 in compensation to LilyCon Investments.

The Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair. This arrangement has no specified termination date. Through March 31, 2019, the Company has expensed $35,000 in compensation to Mr. Monteleone.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC (Jimmy St. Louis, former CEO of RMS) in January 2019 in the amount of $10,000 per month for advisory services. This arrangement has no specified termination date. Through March 31, 2019, the Company has expensed $27,000 in consulting fees to St. Louis Family Office.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €6,900 (approximately $7,900) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Total expenses paid for the distribution center and logistics agreement was approximately $22,500 for the three months ended March 31, 2019. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

Patent Assignment and Contribution Agreements

The terms of a Contribution and Royalty Agreement dated January 31, 2013 with Dr. Scott Haufe, M.D was assumed in the merger transaction as of January 8, 2019. This agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. Royalties are payable to Dr. Haufe within 30 days after the close of each calendar quarter based on actual cash collected from sales of applicable products. The royalty period expires on September 6, 2030.

The Company incurred approximately $1,100, in royalty expense under the Contribution and Royalty agreement for the three months ended March 31, 2019, all of which was included in accounts payable at March 31, 2019. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

Note 11 – Short Term Liabilities

Notes Payable

Short-term notes payable relates to financing arrangements for Directors and Officers and general liability insurance premiums that were financed at various points throughout 2018 and first quarter 2019 and two promissory notes assumed in the merger transaction.

These insurance financing arrangements require aggregate monthly payments of approximately $ 17,000, reflect interest rates ranging from 7% to 11.5% and are to be paid in full by January 16, 2020 and had balances of approximately $145,000 at March 31, 2019 and $31,000 at December 31, 2018. Interest expense related to these insurance financing arrangements was approximately $900 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Payments on both of the promissory notes assumed are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The Promissory Notes had outstanding balances of approximately $99,000 at date of merger transaction and approximately $99,000 at March 31, 2019. No scheduled payments have been made on these notes since the scheduled payment for January, 2018.

The Company incurred interest expense related to the promissory notes for the three months ended March 31, 2019 and 2018 in the amount of approximately $400 and $0, respectively, as these notes were assumed on January 8, 2019.

The Company’s interest expense of approximately $29,000 for the three months ended March 31, 2018 was related to convertible debt not assumed in the RMS acquisition as of January 8, 2019.

Convertible Notes

The Convertible notes payable represents a securities purchase agreement with select accredited investors, which were assumed in the merger transaction. The debt consisted of $750,000 in units at a purchase price of $50,000 per unit were assumed. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Warrants were initially exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants. The notes are secured by all of the assets of the Company.

The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of $505,424 and $244,576, respectively. Accretion expense related to the discount on these convertible notes for the three month period ending March 31, 2019 was approximately $63,600. The Company recognized approximately $21,500 in unpaid accrued interest expense related to the notes as of March 31, 2019.

The convertible notes sold in the offering were initially convertible into an aggregate of 1,875,000 shares of common stock. The down round feature was triggered on January 8, 2019, and the conversion price of the convertible debt were adjusted to $0.36. The Company recognized the down round as a deemed dividend of approximately $288,000 which reduced the income available to common stockholders.

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding convertible notes was converted into an aggregate of 277,778 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the SPA subsequent to the trigger of the down round feature.

Note 12 – Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices used for volatility were available in an active market.

A summary of the Company’s warrant issuance activity and related information for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38		2.6

Issued	17,500,000	$0.75		2.84
Outstanding and exercisable at March 31, 2019	29,608,743	$1.00	(1)(2)	2.63

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes valuation technique to value each of the warrants issued at March 31, 2019 as of their respective issue dates are as follows:

Event Description	Date	MDVX Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	$0.40	$0.75	$0.24	3 years	2.57	115.08
Private placement	1/18/2019	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	$0.51	$0.75	$0.31	3 years	2.21	112.79

(1)Warrants issued with the May 2018 private placement and debt conversion had an initial exercise price of $0.75 and contain a contingent feature which would adjust the exercise price of the warrant in the event the Company issues any shares of common stock or common stock equivalents in a private placement of equity or debt securities at a price less than $0.75 per share. On August 8, 2018, the Company completed the issuance of convertible debt at an initial conversion price of $0.40. Accordingly, the exercise price on these warrants was adjusted downward to $0.40.

(2)Warrants issued with the August 8, 2018 and September 28, 2018 convertible notes had an initial exercise price of $0.75 and contain a contingent feature which would adjust the exercise price of the warrants in the event the Company issued any shares of common stock or common stock equivalents in a private placement of equity or debt securities to 90% of the issuance price if it is less than $0.75.

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

Note 13 - Income Taxes

From inception to March 31, 2019, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully reserved as of March 31, 2019 and December 31, 2018, since it is currently more likely than not that the benefit will not be realized in future periods.

As a result of the acquisition, the Company is required to file federal income tax returns and state income tax returns in the states of Arizona, Florida, Georgia, Minnesota, Pennsylvania, Tennessee, and Texas. There are no uncertain tax positions at March 31, 2019 or December 31, 2018. The Company has not undergone any tax examinations since inception.

Note 14 - Net Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are antidilutive due to the Company’s net losses. For the periods presented, there is no difference between the basic and diluted net loss per share: 30,108,743 warrants and 726,557 common stock options outstanding were considered anti-dilutive and excluded for the period ended March 31, 2019. For the three-month period ended March 31, 2018, there were no dilutive securities as the accounting acquirer did not historically have stock compensation programs.

Note 15 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $3,694,000 and $897,000 for the three months ended March 31, 2019 and 2018, respectively.

The RMS products and services division will incur losses until sufficient revenue volume and geographical coverage is attained utilizing the infusion of capital resources to expand marketing and sales initiatives. The MedoveX operations will continue to incur losses until the plan for the DenerveX System commercialization is determined and executed (see Note 16).

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2018. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since our inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until our products can generate enough revenue to offset our operating expenses. The Company through April 2019 has raised $7,000,000 (excluding $200,000 of debt conversions) year to date in additional cash to sustain the Company. Cash as of March 31, 2019 was approximately $2,592,000. The present level of cash is insufficient to satisfy our current operating requirements. The Company is finalizing a plan to seek additional sources of funds from the sale of equity or debt securities or through a credit facility. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. If the Company is required to curtail operations, there would be substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying value of amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 16 - Subsequent Events

In April, the Company determined that their contract manufacturer was not able to meet the quality and quantity requirements for producing the DenerveX product. As a result, the manufacture of the DenerveX product has been temporarily suspended while the Company sources alternative manufacturing options. Additionally, in the Company’s review and evaluation of its current distribution channels, the Company has determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated and all other representatives have been notified that the Company is temporarily suspending the manufacture and sale of the DenerveX product while the Company sources alternative manufacturing and distributor options as well as considers other product monetizing strategies.

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

The MedoveX business designs and markets proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company still intends to seek approval for the DenerveX System from the Food & Drug Administration (“FDA”) in the United States.

On October 18, 2018, MedoveX entered into an Asset Purchase Agreement with Regenerative Medicine Solutions, LLC, Lung Institute LLC (“LI”), RMS Lung Institute Management LLC (“RMS LI Management”) and Cognitive Health Institute Tampa, LLC (“CHIT”), (collectively “RMS”). On January 8, 2019, the Asset Purchase Agreement was amended and the Company acquired certain assets and assumed certain liabilities of RMS as reported in the 8-K/A filed in March of 2019. Based on the terms of the Asset Purchase Agreement and its amendment, the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. For accounting purposes, the acquisition transaction has been treated as a reverse acquisition whereby the Company is deemed to have been acquired by RMS and the historical financial statements prior to the acquisition date of January 8, 2019 now reflect the historical financial statements of RMS.

RMS was incorporated in Delaware on December 26, 2012. RMS is a healthcare medical biosciences company that develops and implements advance innovative treatment options in regenerative medicine to treat an array of debilitating medical conditions. In addition, the company is the operator and manager of the Lung Health Institute. Committed to an individualized patient-centric approach, RMS consistently provides oversight and management of the highest quality care while producing positive outcomes. RMS offices are located in Tampa, Florida. The Lung Health Institute located in Tampa, Florida is a wholly owned subsidiary of RMS. RMS also provides oversight and management to the Lung Health Institutes located in Nashville, TN, Scottsdale AZ, Pittsburgh, PA, and Dallas, TX.

The MedoveX business designs and markets proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company still intends to seek approval for the DenerveX System from the Food & Drug Administration (“FDA”) in the United States.

In April, the Company determined that their contract manufacturer was not able to meet the quality and quantity requirements for producing the DenerveX product. As a result, the manufacture of the DenerveX product has been temporarily suspended while the Company sources alternative manufacturing options. Additionally, in the Company’s review and evaluation of its current distribution channels, the Company has determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated and all other representatives have been notified that the Company is temporarily suspending the manufacture and sale of the DenerveX product while the Company sources alternative manufacturing and distributor options as well as considers other product monetizing strategies.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10K as well as in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019 included in this Quarterly Report on Form 10-Q.

Results of Operations- Three Months Ended March 31, 2019 and 2018

Revenue, Cost of Sales and Gross Profit

We recorded gross revenue for the three months ended March 31, 2019 and March 31, 2018 of approximately $1,324,000 and $2,903,000 respectively. The revenue for the three months ended March 31, 2019 is derived predominantly from the RMS business and the revenue for the three months ended March 31, 2018 is exclusively the RMS business. As a result of the reverse merger accounting, the historical financials prior to January 8, 2019 represent the RMS business only.

Revenue from sales of RMS services has declined due to insufficient cash resources to fund sales and marketing efforts.

For the three months ended March 31, 2019 and 2018, the Company incurred approximately $559,000 and $859,000, in costs of sales, respectively. The cost of sales for the three months ended March 31, 2019 is derived predominantly from the RMS business and the revenue for the three months ended March 31, 2018 is exclusively the RMS business. The decline in the costs of sales from the three months ended March 31, 2018 to the three months ended March 31, 2019, is attributable to the reduced costs associated with the decline in revenue.

Gross profit for the three months ended March 31, 2019 and 2018 was approximately $765,000 (58%) and $2,044,000 (70%). The decline was a result of the decline in revenue, net of the decline in cost of sales.

Operating Expenses

We classify our operating expenses into three categories: general and administrative, sales and marketing, and depreciation and amortization.

General and Administrative Expenses

For the three months ended March 31, 2019 and 2018, the Company incurred approximately $3,021,000 and $2,150,000, in general and administrative costs, respectively. The increase is primarily attributable to the three months ended March 31, 2018 reflecting only the expenses of the RMS business and 2019 reflects the consolidated business costs for RMS and MedoveX.

Of the total general and administrative costs, approximately $1,595,000 and $1,289,000 were personnel costs. Professional fees were approximately $440,000 and $89,000, respectively, for the three months ended March 31, 2019 and 2018, respectively. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to maintain CE Mark in Europe. The Company incurred additional accounting and legal fees due to the acquisition in the first quarter 2019.

General and administrative related travel expenses were approximately $52,000 and $27,000, respectively, for the three months ended March 31, 2019 and 2019, respectively.

We anticipate that our general and administrative expenses will continue at a comparable rate in the future and include the continued costs of operating as a public company.

Sales and Marketing Expenses

For the three months ended March 31, 2019 and 2018, the Company incurred approximately $1,136,000 and $738,000, respectively, in sales and marketing expenses. Of these, advertising costs were $1,118,000 and $737,000, respectively, related to the RMS business. We expect these expenses will continue to increase as we expand in new markets and expand penetration in existing markets.

Depreciation and Amortization

For the three months ended March 31, 2019 and 2018, the Company recognized approximately $211,000 and $24,000 respectively, in depreciation and amortization expense. Of that, the Company recognized approximately $184,000 and $0, respectively, in amortization expense for the three months ended March 31, 2019 and 2018. The amortization expense is related to the technology intangibles that arose as a result of the reverse merger by RMS of MedoveX.

Departure of Directors and Certain Officers, Election of Directors. Appointment of Certain Officer; Compensatory Agreement of Certain Officers

On January 8, 2019, in connection with the Asset Purchase Agreement and APA Amendment, the Board of the Company appointed Michael Yurkowsky and Raymond Monteleone as additional members of the Board.

There are no arrangements or understandings between the Company and Mr. Michael Yurkowsky and any other person or persons pursuant to which Mr. Yurkowsky was appointed as a member of the Board and there is no family relationship between Mr. Yurkowsky and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

There are no arrangements or understandings between the Company and Mr. Raymond Monteleone and any other person or persons pursuant to which Mr. Monteleone was appointed as a member of the Board and there is no family relationship between Mr. Monteleone and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

On February 4, 2019, the board of directors of the Company accepted the resignation of Charles Farrahar as the Chief Financial Officer, effective immediately. Mr. Farrahar resigned as the Chief Financial Officer for personal reasons and not as a result of any disputes or disagreements between Mr. Farrahar and the Company on any matter relating to the Company’s operations, policies, accounting policies, or practices.

On February 4, 2019, the board of directors of the Company appointed Jeremy Daniel as the Chief Financial Officer of the Company.

There are no arrangements or understandings between the Company and Mr. Jeremy Daniel and any other person or persons pursuant to which Mr. Jeremy Daniel was appointed as the Chief Financial Officer of the Company and there is no family relationship between Mr. Daniel and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

On February 15, 2019, Dennis Moon resigned from his position as the executive vice president of MedoveX Corp., a Nevada company (the “Company”), effective immediately. Mr. Moon resigned from his position at the Company for personal reasons, not as a result of or caused by any disagreements Mr. Moon and the Company on any matter relating to the Company’s operations, policies, or practices.

Funding Requirements

We anticipate our cash expenditures will increase as we continue to operate as a publicly traded entity, as we move forward with increased sales and marketing initiatives for the RMS services and as we incur losses associated with temporarily suspending the manufacture and sale of the DenerveX product. In addition, the Company is pursuing the acquisition of new technologies to expand the business lines and with the intent of increasing profitability.

The present level of cash is insufficient to satisfy our current operating requirements. We will need to seek additional sources of funds from the sale of equity or debt securities or through a credit facility. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all.

The sale of additional equity or convertible debt securities would likely result in dilution to our current stockholders.

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2018. The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity or minimum cash levels to operate the business. Since our inception, we have incurred losses and anticipate that we will continue to incur losses until our products can generate enough revenue to offset our operating expenses. The Company through April 2019 has raised $7,000,000 (excluding $200,000 of debt conversions) year to date in additional cash to sustain the Company. Cash as of March 31, 2019 was approximately $2,592,000. The present level of cash is insufficient to satisfy our current operating requirements. We are finalizing a plan to seek additional sources of funds from the sale of equity or debt securities or through a credit facility. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all. If we are required to curtail operations, there would be substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Since our inception, we have incurred losses and anticipate that we will continue to incur losses in foreseeable future.

Sources of Liquidity

Equity

On January 8, 2019, the Company entered into a securities purchase agreement (the “SPA”) with four purchasers (the “Purchasers”) pursuant to which the four Purchasers invested in the Company an aggregate amount of $2,000,000, with $1,800,000 in cash and $200,000 by cancellation of debt as explained below, in exchange for forty (40) units (the “Units”), each consisting of a convertible note (the “Convertible Note”) with the principal amount of $50,000 and a warrant (the “Warrant”) to purchase common stock (the “Common Stock”) of the Company. Pursuant to this SPA, the Company initially offered a minimum of $1,000,000 and a maximum of $6,000,000, and subsequently increased to a maximum of $8,000,000 (the “Maximum Amount”) of Units at a price of $50,000 per Unit until the earlier of i) the closing of the subscription of the Maximum Amount and ii) March 31, 2019 (the “Termination Date”), subject to the Company’s earlier termination at its discretion. The SPA includes the customary representations and warranties from the Company and purchasers. Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company in exchange for four (4) Units on the same terms as all other Purchasers.

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

Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company pursuant to the same terms of the SPA entered into by other investors to consummate the acquisition in January 8, 2019. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

As reported on Form 8-K filings on January 25, 2019, February 8, 2019, March 15, 2019 and April 5, 2019, the Company entered into other SPA’s with additional purchasers, which brought the aggregate amount of capital raised in all these offerings to $7,200,000, as of that latest date.

Debt

The $750,000 convertible notes payable assumed in the acquisition transaction with RMS, had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding convertible notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.40 per share, which was the conversion price per the securities purchase agreement.

In connection with the Asset Purchase Agreement and APA Amendment, on January 8, 2019, Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company pursuant to the same terms of the security purchase agreement entered into by other investors to consummate the acquisition in January 8, 2019. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

Cash activity for the three months ended March 31, 2019 and 2018 is summarized as follows:

Working Capital Deficit

	March 31,	December 31,
	2019	2018
Current Assets	$3,244,000	$150,000
Current Liabilities	3,501,000	2,189,000
Working Capital Deficit	$(257,000)	$(2,039,000)

Cash Flows

Cash activity for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(4,171,000)	$(1,362,000)
Cash used in investing activities	(377,000)	(194,000)
Cash provided by financing activities	7,070,000	1,467,000
Net increase (decrease) in cash	$2,522,000	$(89,000)

As of March 31, 2019, the Company had approximately $2,592,000 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

Contractual Debt Obligations

Contractual debt obligations relate to financing arrangements for D&O and general liability insurance premiums that were financed at various points throughout 2018 and the first quarter of 2019, and two Promissory Notes and Convertible Notes assumed in the merger transaction.

These insurance financing arrangements require aggregate monthly payments of approximately $17,000, reflect interest rates ranging from 7% to 11.5% and are to be paid in full by January 16, 2020 and had balances of approximately $145,000 at March 31, 2019 and $31,000 at December 31, 2018. Interest expense related to these insurance financing arrangements were approximately $900 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Payments on both of the Promissory Notes assumed are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The Promissory Notes had outstanding balances of approximately $99,000 at date of reverse merger transaction and approximately $99,000 at March 31, 2019. No scheduled payments have been made on these notes since the scheduled payment for January 2018.

The Convertible Notes represent a securities purchase agreement with select accredited investors, which were assumed in the reverse merger transaction. The debt consisted of $750,000 in units at a purchase price of $50,000 per Unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Warrants were initially exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants. The notes are secured by all of the assets of the Company.

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding convertible notes was converted into an aggregate of 277,778 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the securities purchase agreement subsequent to the trigger of the down round feature.

Commitments

The Company has an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month, which expired March 31, 2019.The Company incurred $39,999, for the three months ended March 31, 2019 related to this consulting agreement. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 and shall continue for a period of twelve (12) months in the amount of $12,500 per month with a $15,000 signing bonus which was paid in full during the quarter ending March 31, 2019. The agreement also provides LilyCon Investments with $35,000 in stock (calculated using an annual Variable Weighted Average Price from February 2019 through January 2020) to be granted upon the one year anniversary of the consulting agreement. Either party may terminate this agreement with without cause upon (30) days written notice.

The Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone receives $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair. This arrangement has no specified termination date.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC (Jimmy St. Louis, former CEO of RMS) in January 2019 in the amount of $10,000 per month for advisory services. This arrangement has no specified termination date.

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €6,900 (approximately $7,900) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

The terms of a Contribution and Royalty Agreement dated January 31, 2013 with Dr. Scott Haufe, M.D was assumed in the merger transaction as of January 8, 2019. This agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. Royalties are payable to Dr. Haufe within 30 days after the close of each calendar quarter based on actual cash collected from sales of applicable products. The royalty period expires on September 6, 2030.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that while there was sufficient segregation of routine duties, the Company lacked the internal resources with expertise to determine entries and disclosures related to some of the Company’s more complex transactions. Management believes this lack of internal expertise has been somewhat mitigated by hiring consultants with this expertise in the quarter ended March 31, 2019. This material weakness in our financial reporting and our disclosure controls will be further improved in 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the first quarter of 2019, the Company issued an aggregate of $7,000,000 of convertible promissory notes and an aggregate of 17,000,000 warrants to purchase common stock. The convertible notes convert into common stock at $0.40 per share and the warrants are exercisable at $0.75 per share to certain accredited investors under Regulation D. As of the date hereof, all of such convertible notes have been converted into an aggregate of 17,000,000 shares of common stock.

In the first quarter of 2019, the Company issued RMS Shareholders, LLC an aggregate of 50,925,277 shares of common stock upon the conversion of Series C Preferred Stock issued to RMS in the merger.

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

Date: May 15, 2019

MEDOVEX CORP

By:	/s/ William E. Horne
William E. Horne
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeremy Daniel
Jeremy Daniel
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

