Form 10-Q
period 2019-06-30
H-CYTE, INC.
filed 2019-08-14
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

H-CYTE, INC

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

[  ] Yes [X] No

As of August 12, 2019, 98,886,413 shares of the registrant’s common stock were outstanding.

H-CYTE, INC AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as defined under United States federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to market, commercialize and achieve broader market acceptance for our products;

●	our ability to successfully expand, and achieve full productivity from, our sales, clinical support, and marketing capabilities;

●	our ability to successfully complete the development of, and obtain regulatory clearance or approval for, our products; and

●	the estimates regarding the sufficiency of our cash resources, our ability to obtain additional capital or our ability to maintain or grow sources of revenue.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should also refer to the section of our Annual report on Form 10-K entitled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us, or any other person, that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

The “Risk Factors” included in the Company’s Annual Report on Form 10-K reflect the “Risk Factors” of H-CYTE (formerly MedoveX) business and do not include information relative to Regenerative Medicine Solutions, LLC, RMS Shareholder, LLC (“Shareholder”), Lung Institute LLC (“LI”), RMS Lung Institute Management LLC (“RMS LI Management”) and Cognitive Health Institute Tampa, LLC (“CHIT”), (collectively “RMS”).

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018

Assets

Current Assets
Cash	$300,068	$69,628
Accounts receivable	13,896	15,242
Other receivables	65,865	5,144
Inventory	129,264	—
Prepaid expenses	294,585	59,678
Total Current Assets	803,678	149,692

Right-of-use asset	973,386	—
Property and equipment, net	259,209	266,916
Intangibles, net	3,312,000	—
Goodwill	11,348,724	—
Other assets	29,239	38,288
Total Assets	$16,726, 236	$454,896

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Interest payable	$149,861	$158,371
Accounts payable	717,079	851,604
Accounts payable to related parties	—	180,000
Accrued liabilities	422,458	183,183
Other current liabilities	733,111	462,856
Notes payable	193,445	30,852
Short-term note payable, net of debt discount	625,982	—
Dividend payable	97,315	—
Deferred revenue	838,377	326,064
Lease liability, current portion	482,632	—
Total Current Liabilities	4,260,260	2,192,930

Long-Term Liabilities
Lease liability, net of current portion	511,930	—
Convertible debt to related parties	—	4,306,300
Deferred rent	—	22,206
Total Long-Term Liabilities	511,930	4,328,506

Total Liabilities	4,772,190	6,521,436

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock - $.001 par value: 500,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized, 7,000 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7	—
Series C Convertible Preferred Stock - $.001 par value: 45,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock - $.001 par value: 199,000,000 and 49,500,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively. 98,886,360 and 33,661,388 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	98,887	33,661
Additional paid-in capital	25,705,975	3,566,339
Accumulated deficit	(13,480,691)	(9,296,408)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Equity (Deficit)	11,954,046	(6,066,540)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,726,236	$454,896

See accompanying notes to the unaudited consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$2,431,721	$2,441,007	$3,755,961	$5,343,804
Cost of Sales	(492,145)	(644,236)	(988,964)	(1,475,373)
Gross Profit	1,939,576	1,796,771	2,766,997	3,868,431

Operating Expenses
Salaries and related costs	3,480,354	888,643	5,164,686	2,178,034
Other general and administrative	1,885,133	784,905	3,283,810	1,673,670
Advertising	1,584,850	419,337	2,720,396	1,156,842
Depreciation & amortization	208,619	24,391	419,837	48,888
Total Operating Expenses	7,158,956	2,117,276	11,588,729	5,057,434

Operating Loss	(5,219,380)	(320,505)	(8,821,732)	(1,189,003)

Other Income (Expense)
Other income	-	-	2,152	-
Foreign currency transaction gain	9,194	-	6,837	-
Interest expense	(87,085)	(42,217)	(179,344)	(70,919)
Total Other Expenses	(77,891)	(42,217)	(170,355)	(70,919)

Net Loss	$(5,297,271)	$(362,722)	$(8,992,087)	$(1,259,922)

Dividend on outstanding Series B Preferred Stock	21,000	—	45,639	—
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	—	—	404,384	—
Deemed dividend on beneficial conversion features	—	—	32,592	—
Net loss attributable to common stockholders	$(5,318,271)	$(362,722)	$(9,474,702)	$(1,259,922)

Loss per share – Basic and Diluted	$(0.06)	$(0.01)	$(0.11)	$(0.04)
Weighted average outstanding shares used to compute basic and diluted net loss per share	96,407,668	33,661,388	87,236,222	33,661,388

See accompanying notes to consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated	Non-Controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
For the Three Months Ended June 30, 2019
Balance - March 31, 2019	7,200	$7	94,036,746	$94,037	$17,610,529	$(8,183,420)	$(370,132)	$9,151,021
Purchase accounting entries due to the purchase transaction (Note 3)	—	—	—	—	6,215,000	—	—	6,215,000
Issuance of common stock in connection with private placement offering	—	—	500,000	500	123,977	—	—	124,477
Issuance of warrants in connection with private placement offering	—	—	—	—	75,523	—	—	75,523
Issuance of common stock to pay accrued dividends on Preferred Series B stock	—	—	32,313	32	12,894	—	—	12,926
Conversion of Preferred Series B Stock and accrued dividends	(200)	—	91,667	92	(92)	—	—	—
Issuance of common stock per restricted stock award to executive (Note 9)	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Stock based compensation	—	—	—	—	3,116	—	—	3,116
Dividends payable	—	—	—	—	(21,000)	—	—	(21,000)
Net loss	—	—	—	—	—	(5,297,271)	—	(5,297,271)
Balance - June 30, 2019	7,000	$7	98,886,360	$98,887	$25,705,975	$(13,480,691)	$(370,132)	$11,954,046

For the Six Months Ended June 30, 2019
Balance - December 31, 2018	—	$—	33,661,388	$33,661	$3,566,339	$(9,296,408)	$(370,132)	$(6,066,540)
Purchase accounting entries due to the purchase transaction	9,250	9	24,717,217	24,717	12,657,182	—	—	12,681,908
Adjustment for assets and liabilities not included in purchase transaction	—	—	—	—	—	5,244,780	—	5,244,780
Issuance of common stock in connection with private placement offering	—	—	17,500,000	17,500	4,324,923	—	—	4,342,423
Issuance of warrants in connection with private placement offering	—	—	—	—	2,641,161	—	—	2,641,161
Issuance of common stock for repayment of short-term debt	—	—	500,000	500	125,437	—	—	125,937
Issuance of warrants for repayment of short-term debt	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares (Note 3)	—	—	17,263,889	17,264	(17,264)	—	—	—
Issuance of common stock pursuant to conversion of short-term debt	—	—	250,000	250	99,750	—	—	100,000
Conversion of Preferred Series B Stock and accrued dividends	(2,250)	(2)	604,167	605	(603)	—	—	—
Issuance of common stock to pay accrued interest on convertible short-term debt	—	—	1,667	2	665	—	—	667
Issuance of common stock to pay accrued dividends on Preferred Series B stock	—	—	32,313	32	12,894	—	—	12,926
Issuance of common stock in exchange for consulting fees incurred	—	—	130,085	130	51,904	—	—	52,034
Adjustment of exercise price on convertible debt	—	—	—	—	287,542	(287,542)	—	—
Adjustment of exercise price on certain warrants	—	—	—	—	116,842	(116,842)	—	—
Beneficial conversion of Preferred Series B Stock	—	—	—	—	32,592	(32,592)	—	—
Issuance of common stock per restricted stock award to executive (Note 9)	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Stock based compensation	—	—	—	—	92,159	—	—	92,159
Dividends payable	—	—	—	—	(45,639)	—	—	(45,639)
Net loss	—	—	—	—	—	(8,992,087)	—	(8,992,087)
Balance - June 30, 2019	7,000	$7	98,886,360	$98,887	$25,705,975	$(13,480,691)	$(370,132)	$11,954,046

See accompanying notes to the unaudited consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net loss	$(8,992,087)	$(1,259,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419,837	48,888
Amortization of debt discount	127,863	—
Stock-based compensation	1,782,413	—
Common stock issued for consulting services	52,034	—
Changes in operating assets and liabilities, net of purchase transaction:
Accounts receivable	147,103	(19,169)
Other receivables	(60,721)	—
Accounts receivable from related parties	—	47,033
Inventory	2,191	—
Prepaid expenses and other assets	(41,667)	73,422
Interest payable	4,838	49,574
Accounts payable	(691,635)	26,283
Accounts payable to related parties	(180,000)	—
Accrued liabilities	(222,778)	(116,412)
Other current liabilities	555,056	133,232
Dividend payable	(6,137)	—
Deferred revenue	512,313	(567,063)

Net Cash Used in Operating Activities	(6,591,377)	(1,584,134)

Cash Flows from Investing Activities
Purchases of property and equipment	(13,703)	(203,695)
Purchase of business, net of cash acquired	(302,710)	—
Net assets not included in purchase transaction	(69,629)	—
Net Cash Used in Investing Activities	(386,042)	(203,695)

Cash Flows from Financing Activities
Payments on notes payable obligations	(84,381)	(2,424)
Borrowings from notes payable obligations	8,656	8,081
Proceeds from issuance of preferred and common stock, net of offering costs	4,342,423	—
Proceeds from issuance of warrants, net of offering costs	2,641,161	—
Proceeds from issuance of note payable	—	1,967,724
Proceeds from contribution from stockholders	300,000	—
Net Cash Provided by Financing Activities	7,207,859	1,973,381

Net Increase in Cash	230,440	185,552

Cash - Beginning of period	69,628	251,330

Cash - End of period	$300,068	$436,882

Supplementary Cash Flow Information
Cash paid for interest	$8,623	$20,900

Non-cash investing and financing activities
Financing agreement for insurance policy	$94,917	$—
Conversion of convertible note and accrued interest to common stock	$100,667	$—
Conversion of note and accrued interest to common stock and warrants	$200,000	$—
Conversion of accrued dividends on Series B Preferred Stock to common stock	$12,926	$—
Issuance of common stock for Series B Preferred Stock and accrued dividends conversion	$605	$—
Dividends accrued	$45,639	$—

See accompanying notes to the unaudited consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

On July 11, 2019, Medovex Corp. (“MedoveX”) changed its named to “H-CYTE, Inc.” (H-CYTE or the Company) by filing a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT, became effective with FINRA on July 15, 2019.

On October 18, 2018, H-CYTE (formerly named MedoveX) entered into an Asset Purchase Agreement with Regenerative Medicine Solutions, LLC, RMS Shareholder, LLC (“Shareholder”), Lung Institute LLC (“LI”), RMS Lung Institute Management LLC (“RMS LI Management”) and Cognitive Health Institute Tampa, LLC (“CHIT”), (collectively “RMS”). On January 8, 2019, the Asset Purchase Agreement was amended and the Company acquired certain assets and assumed certain liabilities of RMS as reported in the 8-K/A filed in March of 2019. Based on the terms of the Asset Purchase Agreement and its amendment, the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. For accounting purposes, the acquisition transaction has been treated as a reverse acquisition whereby the Company is deemed to have been acquired by RMS and the historical financial statements prior to the acquisition date of January 8, 2019 now reflect the historical financial statements of RMS.

Prior to the merger of H-CYTE and RMS on January 8, 2019, the consolidated results for H-CYTE included the financial activities of Regenerative Medicine Solutions, LLC, LI, RMS Nashville, LLC (“Nashville”), RMS Pittsburgh, LLC (“Pittsburgh”), RMS Scottsdale, LLC (“Scottsdale”), RMS Dallas, LLC (“Dallas”), State, LLC (“State”), CHIT, RMS LI Management, and Shareholder, H-CYTE included Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as VIEs.

As of the merger, the consolidated results for H-CYTE include the following wholly-owned subsidiaries: Debride Inc., Blue Zone Health Management, LLC (“BZHM”, changed in July to H-CYTE Management, LLC), Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa, LLC). Additionally, H-CYTE has consolidated LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale, as VIEs.

The Company’s RMS division is a healthcare medical biosciences company that develops and implements advanced innovative treatment options in regenerative medicine to treat an array of debilitating medical conditions. In addition, the company is the operator and manager of the various Lung Health Institute clinics. Committed to an individualized patient-centric approach, RMS consistently provides oversight and management of the highest quality care while producing positive outcomes. RMS offices are located in Tampa, Florida. The Lung Health Institute located in Tampa, Florida is a wholly owned subsidiary of RMS. RMS also provides oversight and management to the Lung Health Institutes located in Nashville, TN, Scottsdale AZ, Pittsburgh, PA, and Dallas, TX.

The Company is also in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company plans to seek approval for the DenerveX System from the Food & Drug Administration (“FDA”) in the United States. The Company is presently reevaluating its approaches to revenue generation including the continuing use of its distribution channels and source of manufacturing.

Note 2 – Basis of presentation and Summary of Significant Accounting Policies

Based on the terms of the Asset Purchase Agreement and its amendment, the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. RMS is deemed to be the acquiring company for accounting purposes and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The assets acquired and the liabilities assumed of RMS included as part of the purchase transaction are recorded at historical cost. Accordingly, the assets and liabilities of H-CYTE are recorded as of the merger closing date at their estimated fair values. (See Note 3.)

Further, the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit), and the Consolidated Statements of Cash Flows do not reflect the historical financial information related to H-CYTE prior to the merger. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit), and the Consolidated Statements of Cash Flows only reflect the historical financial information related to RMS prior to the merger. For the Consolidated Statements of Stockholders’ Equity (Deficit), the common stock, preferred stock, and additional paid in capital reflect the accounting for the stock received by the RMS members as of the merger as if it was received as of the beginning of the periods presented. The Consolidated Statements of Stockholders’ Equity (Deficit) reflects the activity from March 31, 2019 to June 30, 2019 and December 31, 2018 to June 30, 2019. For the comparable period from December 31, 2017 to June 30, 2018, the only activity in the Consolidated Statement of Stockholders’ Equity (Deficit) were the losses of approximately $362,722 and $1,259,922 for the three and six months ended June 30, 2018, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and with the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments which included only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2019 and December 31, 2018 and the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. The December 31, 2018 financial information included in the Company’s Annual Report on Form 10-K reflect the historical financial information of H-CYTE business and do not include the RMS financial information. With the reverse merger, historical financial information for periods prior to the merger on January 8, 2019, presented in the comparative financial information included in the 2019 Form 10-Q, will only reflect the historical financial information related to RMS prior to the merger. (See Note 3.)

The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future year.

Principles of Consolidation

U.S. GAAP requires that a related entity be consolidated with a company when certain conditions exist. An entity is considered to be a variable interest entity (VIE) when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by the Parent would be required if it is determined that the Parent will absorb a majority of the VIE’s expected losses or residual returns if they occur, retain the power to direct or control the VIE’s activities, or both.

Prior to the merger of H-CYTE and RMS on January 8, 2019, the consolidated results for H-CYTE include the financial activities of Regenerative Medicine Solutions, LLC, LI, Nashville, Pittsburgh, Scottsdale, Dallas, State, CHIT, RMS LI Management, and Shareholder. Additionally, H-CYTE has consolidated LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale, as VIEs.

As of the merger, the consolidated results for H-CYTE include the following wholly-owned subsidiaries: Debride Inc., Blue Zone Health Management, LLC (“BZHM”, changed in July to H-CYTE Management, LLC), Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa, LLC). Additionally, H-CYTE has consolidated LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale, as VIEs.

The accompanying consolidated financial statements include the accounts of the parent, its wholly-owned subsidiaries, and its VIEs.

Accounts Receivable

Accounts receivable primarily represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables. Trade accounts receivable are stated net of an estimate made for doubtful accounts, if any. Management evaluates the adequacy of the allowance for doubtful accounts regularly to determine if any account balances will potentially be uncollectible. Customer account balances are considered past due or delinquent based on the contractual agreement with each customer. Accounts are written off when, in management’s judgment, they are considered uncollectible. At June 30, 2019 and December 31, 2018, management believes no allowance is necessary. For the three month period ended June 30, 2019, the Company recorded bad debt expense of approximately $60,000.

Goodwill And Intangibles

Goodwill is recorded at fair value and not amortized but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value is “more likely than not” less than the carrying amount or if significant changes related to the business have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The Company can elect to forego the qualitative assessment and perform the quantitative test.

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

Intangibles acquired in a business combination are recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. The Company’s intangible assets are patents and related proprietary technology for the DenerveX System.

Leases

In February 2016, the Financial Accounting Standard Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2019-01, Codification Improvements; ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company has not entered into significant lease agreements in which it is the lessor; however, the Company does have lease agreements in which it is the lessee. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components. At January 1, 2019, additional current lease liabilities of $475,000 and long-term lease liabilities of $713,000 with corresponding ROU assets of $1,167,000 were recognized based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Other Receivables

Other receivables totaling approximately $66,000 at June 30, 2019 include receivables from the non-acquired Lung Institute, LLC to Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa) for approximately $53,000 and approximately $9,000 reimbursement receivable for reimbursement of expenses from a joint study. The $53,000 receivable was a result of Lung Institute, LLC being a transitory entity for Lung Institute Tampa, LLC while general liability insurance and the merchant services accounts were being transferred. A portion of the $53,000 receivable totaling $20,000 was paid to Lung Institute Tampa, LLC in July 2019.

Revenue Recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the FASB Accounting Standards Codification 606, Revenue From Contracts with Customers, which requires that five steps be completed to determine when revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation. The Company records revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. The adoption of this standard did not have a material impact on the consolidated financial statements.

DenerveX System

The Company sells the DenerveX System through a combination of direct sales and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company only records revenue when collectability is reasonably assured. Utilizing the five-step method outlined in Topic 606 to determine when revenue should be recognized, the Company’s policy is to recognize revenue when product is shipped to the customer, whether that customer is a distributor or an end user, as is the case in Germany.

Biomedical Services

RMS wholly owns the Tampa, Florida Lung Health Institute (LHI) location and manages the other Lung Health Institute locations. The Lung Health Institute uses a standard pricing model for the types of cellular therapy treatments that is offered to its patients. The transaction price accounts for medical, surgical, facility, and office services rendered by LHI for consented procedures and is recorded as revenue. The company recognizes revenue when the terms of a contract with a patient are satisfied.

LHI offers two types of cellular therapy treatments to their patients. The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service. LHI also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two-days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the related professional, facility, and diagnostic services for each session of treatment. The Company has deferred recognition of revenue amounting to approximately $838,000 and $326,000 at June 30, 2019 and December 31, 2018, respectively.

Advertising

The Company expenses all advertising costs as incurred. For the three and six months ended June 30, 2019, the Company had approximately $1,585,000 and $2,720,000, respectively, in advertising costs, as compared to $419,000 and $1,157,000, respectively, for the three and six months ended June 30, 2018.

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

Foreign Currency Transactions

The Company transacts some of its operating activities in foreign currencies, most notably the Euro. The Company also has certain assets and liabilities denominated in foreign currencies that are translated to U.S. Dollars for reporting purposes as of and for the three and six months ended June 30, 2019. These amounts are immaterial and are included in other income (expense) for the three and six months ended June 30, 2019. Because of the immaterial effect noted above, the Company did not present a separate statement of other comprehensive income.

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

Income Taxes

From inception to June 30, 2019, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully reserved as of June 30, 2019 and December 31, 2018, respectively, since it is currently likely that the benefit will not be realized in future periods.

As a result of the acquisition, the Company is required to file federal income tax returns and state income tax returns in the states of Arizona, Florida, Georgia, Minnesota, Pennsylvania, Tennessee, and Texas. There are no uncertain tax positions at June 30, 2019 or December 31, 2018. The Company has not undergone any tax examinations since inception.

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

For the periods presented, there is no difference between the basic and diluted net loss per share: 30,108,743 warrants and 517,509 common stock options outstanding were considered anti-dilutive and excluded for the period ended June 30, 2019. For the six-month period ended June 30, 2018, there were no dilutive securities as the accounting acquirer did not historically have stock compensation programs.

Note 3 – Business Acquisition

On January 8, 2019, H-CYTE completed its business combination with RMS under which H-CYTE purchased certain assets and assumed certain liabilities of RMS. Pursuant to the terms of the Asset Purchase Agreement, H-CYTE issued to the shareholders of RMS 33,661 shares plus 6,111 additional exchange shares (based on closing the sale of $2 million of new securities) for a total of 39,772 shares of Series C Preferred Stock where each share of Series C Preferred stock will, at the date of closing, automatically convert into 1,000 shares of Common Stock and represent approximately fifty-five percent (55%) of the outstanding voting shares of the Company.

Under the terms of the Asset Purchase Agreement, the Company issued additional “Exchange Shares” to the shareholders of RMS to maintain the 55% ownership and not be diluted by the sale of convertible securities (“New Shares Sold”) until H-CYTE raised an additional $5.65 million via the issuance of new securities. On the date of closing the Company issued 6,111 additional Exchange Shares to RMS Shareholders as a result of the issuance of additional securities, which are included in the 39,772 shares above. Subsequent to the closing of the purchase transaction, an incremental 11,153 additional Exchange Shares were issued, for a total of 17,264 additional Exchange Shares. All additional Exchange Shares have been issued to the shareholders of RMS and these Series C Preferred shares converted to 17,263,889 shares of Common Stock.

Because RMS shareholders own approximately 55% of the voting stock of H-CYTE after the transaction, RMS is deemed to be the acquiring company for accounting purposes (the “Acquirer”) and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. The assets acquired and the liabilities assumed of RMS included as part of the purchase transaction are recorded at historical cost. Accordingly, the assets and liabilities of H-CYTE (the “Acquiree”) are recorded as of the merger closing date at their estimated fair values.

Under the terms of the business combination with RMS, H-CYTE purchased certain assets and assumed certain liabilities of RMS. The assets of RMS reported on the H-CYTE consolidated balance sheet as of December 31, 2018 that were excluded in the January 8, 2019 transaction were cash of approximately $70,000. The liabilities of RMS reflected on the H-CYTE consolidated balance sheet as of December 31, 2018 but not assumed in the transaction included the following: convertible debt to a related party of approximately $4.3 million, interest payable of approximately $158,000, accounts payable of approximately $224,000 and other current liabilities of approximately $285,000. Additionally, there were certain on-going litigation matters that were not assumed as part of the January 8, 2019 RMS reverse acquisition.

Purchase Price Allocation

The purchase price for the acquisition of the Acquiree has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation herein is preliminary. The final purchase price allocation will be determined after completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed but in no event later than one year following completion of the acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the allocation reflected as of June 30, 2019 presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also materially change the portion of purchase price allocated to goodwill and could materially impact the operating results of the Company following the acquisition due to differences in purchase price allocation, depreciation and amortization related to some of these assets and liabilities.

During the three months ended June 30, 2019 the Company revised its purchase price allocation for the acquisition. As a result, the Company recorded a measurement period adjustment of $6,215,000 as an increase to goodwill adjusting the amount recorded as of March 31, 2019. The adjustment resulted in corresponding increase of $6,215,000 to additional paid in capital.

The acquisition-date fair value of the consideration transferred is as follows:

Common shares issued and outstanding	24,717,271
Common shares reserved for issuance upon conversion of the outstanding Series B Preferred Stock	2,312,500
Total Common shares	27,029,771
Closing price per share of MDVX Common stock on January 8, 2019	$0.40
10,811,908
Fair value of outstanding warrants and options	2,220,000
Cash consideration to RMS	(350,000)
Total consideration	$12,681,908

Just prior to the transaction, H-CYTE had 24.5 million shares of common stock outstanding at a market capitalization of $9.8 million. The estimated fair value of the net assets of H-CYTE was $8.4 million as of January 8, 2019. Measuring the fair value of the net assets to be received by RMS was readily determinable based upon the underlying nature of the net assets. The fair value of the H-CYTE common stock is above the fair value of its net assets. The H-CYTE net asset value is primarily comprised of definite-lived intangibles as of the closing and the RMS interest in the merger is significantly related to obtaining access to the public market. Therefore, the fair value of the H-CYTE stock price and market capitalization as of the closing date is considered to be the best indicator of the fair value and, therefore, the estimated purchase price consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition on January 8, 2019:

Cash	$(302,710)
Accounts receivable	145,757
Inventory	131,455
Prepaid expenses	46,153
Property and equipment	30,393
Other	2,751
Intangibles	3,680,000
Goodwill	11,348,724
Total assets acquired	$15,082,523
Accounts payable and other accrued liabilities	1,645,399
Interest-bearing liabilities and other	755,216
Net assets acquired	$12,681,908

Intangible assets are recorded as definite-lived assets and amortized over the estimated period of economic benefit. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

Total interest bearing and other liabilities assumed are as follows:

Notes payable	$99,017
Convertible notes payable	598,119
Dividend payable	57,813
Deferred rent	267
Total interest-bearing and other liabilities	$755,216

Notes payable relate to promissory notes assumed by Aquiree in a 2015 acquisition, which was later divested in 2016, with the assumed promissory notes being retained by Aquiree. Payments on both of the notes are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen month extension on the notes. The promissory notes had outstanding balances of approximately $99,000 plus accrued interest of approximately $3,000 at January 8, 2019. (See Note 11.)

Convertible notes were issued pursuant to a securities purchase agreement with select accredited investors, whereby the Acquiree offered up to 1,000,000 in units at a purchase price of $50,000 per unit. Each Unit consisted of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Warrants are exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants. As a result of the price adjustment feature, the conversion price of the convertible notes was adjusted to $0.36 per share. The convertible notes have maturity dates between August and September 2019. The Company is in the process of negotiating a 30-day extension of the maturity dates. The notes are secured by all of the assets of the Company. (See Note 11.)

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

The following schedule represents the amounts of revenue and net loss attributable to the MedoveX acquisition which have been included in the consolidated statements of operations for the periods subsequent to the acquisition date:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenues	$-	$35,505
Net loss attributable to H-CYTE	(894,585)	(1,948,962)

The following unaudited pro forma financial information represents the consolidated financial information as if the acquisition had been included in the consolidated results beginning on the first day of the fiscal year prior to its acquisition date. The pro forma results have been calculated after adjusting the results of the acquired entity to remove any intercompany transactions and transaction costs incurred and to reflect any additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on the first day of the fiscal year prior to its acquisition date, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined entities may achieve as a result of the acquisition; the costs to combine the companies’ operations; or the costs necessary to achieve these cost savings, operating synergies or revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies’ under the current ownership and operation.

	For the Three Months Ending June 30, 2018
	RMS	MedoveX	Pro Forma
Revenues	$2,441,007	$249,425	$2,690,432
Net loss	(362,722)	(1,085,900)	$(1,448,622)
Net loss attributable to common shareholders	(362,722)	(1,352,957)	$(1,715,679)

Loss per share- basic and diluted	$(0.01)		$(0.03)

	For the Six Months Ending June 30, 2018
	RMS	MedoveX	Pro Forma
Revenues	$5,343,804	$392,614	$5,736,418
Net loss	(1,259,922)	(2,339,686)	$(3,599,608)
Net loss attributable to common shareholders	(1,259,922)	(2,606,743)	$(3,866,665)

Loss per share- basic and diluted	$(0.01)		$(0.07)

Note 4 - Inventory

Inventory consists only of finished goods and is valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Inventories were acquired in the merger transaction from the H-CYTE business and therefore there were no inventories prior to January 8, 2019.

Inventory consisted of the following:

	June 30, 2019	December 31, 2018
DenerveX device	$3,014	$—
Pro-40 generator	126,250	—
Total	$129,264	$—

Note 5 – Right-of-use Asset And Lease Liability

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company implemented the new standard effective January 1, 2019.

On adoption, additional current liabilities of approximately $475,000 and long-term liabilities of approximately $713,000 with corresponding ROU assets of approximately $1,167,000 were recognized, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The consolidated balance sheet at June 30, 2019 reflects current lease liabilities of approximately $483,000 and long-term liabilities of $512,000, with corresponding ROU assets of $973,000.

The Company leases corporate office space in Tampa, FL and Atlanta, GA. The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates.

As of June 30, 2019, maturities of lease liabilities are as follows:

Remainder of 2019	$240,000
2020	454,000
2021	139,000
2022	94,000
2023	68,000
$995,000

Note 6 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	June 30, 2019	December 31, 2018
Furniture and fixtures	5-7 years	$214,272	$149,285
Computers and software	3-7 years	292,510	278,234
Leasehold improvements	15 years	156,279	156,133
		663,061	583,652
Less accumulated depreciation		(403,852)	(316,736)

Total		$259,209	$266,916

Depreciation expense amounted to approximately $25,000 and $52,000, respectively, for the three and six months ended June 30, 2019. Depreciation expense amounted to approximately $25,000 and $49,000 respectively, for the three and six months ended June 30, 2018.

Note 7 - Intangible Assets

The following table presents the changes in intangible assets during the period:

Balance at December 31, 2018	$—
Acquisition during the period	3,680,000
Balance at June 30, 2019	3,680,000
Amortization during the six months ended June 30, 2019	(368,000)
Intangible assets, net	$3,312,000

The following is a schedule of expected future amortization of intangible assets as of June 30, 2019:

Amount
Remainder of 2019	$368,000
2020	736,000
2021	736,000
2022	736,000
2023	736,000
Total	$3,312,000

Note 8 – Related Party Transactions

Consulting Expense

As described in Note 10, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone receives $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair. This arrangement has no specified termination date. For the three and six months ended June 30, 2019, the Company has expensed $35,000 and $70,000 in compensation to Mr. Monteleone, respectively.

Board Member Expenses

For the three and six months ended June 30, 2019, the Company paid $5,000 each for Board of Director fees to Michael Yurkowsky and to Raymond Monteleone for a total of $10,000 and $10,000 respectively.

Debt and Other Obligations

The Company had various related party transactions in 2018. For the period of January 1, 2018 to March 13, 2018, the Company received $528,175 from one of its shareholders (RMS members) and $228,175 from its CEO (RMS CEO) as part of a line of credit that was established in 2017. The entire line of credit between the Member and the CEO in the amount of $1,856,350, including contributions from 2017, was transferred to the BioCell Capital, LLC debt instrument on March 13, 2018.

The BioCell Capital Line of Credit also consisted of related parties which contributed approximately $4,306,000, inclusive of the aforementioned $1,856,300, to the Company in 2018. The BioCell Capital Line of Credit was converted to equity as part of the APA on January 8, 2019.

The Company also received a short-term advance from one of its shareholders (RMS members), who was also the CEO of H-CYTE, in the amount of $180,000 in December 2018 for working capital needs. Approximately $114,000 of the advance was repaid in January 2019 and approximately $66,000 was converted to equity as part of the APA on January 8, 2019.

Note 9 - Equity Transactions

For the Consolidated Statements of Stockholders’ Equity (Deficit) as of December 31, 2018, the common stock, preferred stock and additional paid in capital reflect the accounting for the stock received by the RMS members as of the merger as if it was received as of the beginning of the periods presented and the historical accumulated deficit of RMS. As of the acquisition closing, before the contingent additional exchange shares impact from the sale of new securities, the stock received by RMS was 33,661 shares of Series C Preferred Stock, converted into approximately 33,661,000 shares of common stock, with common stock par value of approximately $33,700 and additional paid-in capital of approximately $3,566,000. The historical accumulated deficit of RMS as of the closing was approximately $9,296,000.

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

Each Convertible Note offered by the Company as part of the Unit bears an interest rate of 12% per annum, had a principal amount of $50,000, shall mature in one year from the original issue date on January 8, 2019, and will be convertible into shares of Common Stock at a price of $0.40 subject to adjustment stated in the Convertible Note. Pursuant to the terms of the Convertible Note, each holder of the Convertible Notes shall not own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon exercise of such Convertible Note. If defaulted, the penalty interest rate of the Convertible Note shall rise to 18% per annum. In addition, pursuant to the SPA, the Company offers, as part of the Unit, Warrants to purchase the Common Stock at a price of $0.75 per share (the “Exercise Price”), subject to adjustments stated therein. The holder of each Warrant may purchase the number of shares of Common Stock equal to the number of shares of Common Stock issuable upon conversion of each Convertible Note while the Warrant is exercisable. The Warrants have a term of three years and shall be exercised in cash or on a cashless basis as described in the Warrant. All of such notes have been converted into an aggregate of 18,000,000 shares of common stock.

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

The foregoing description of the SPA, Convertible Note, and Warrant is qualified in its entirety by reference to the respective agreements.

In February 2019, 250,000 shares of common stock were issued pursuant to conversion of short-term debt and accrued interest.

In March 2019, the Company issued an aggregate of 130,085 shares of common stock at $0.40 per share shares for consulting fees in an amount equivalent to $52,034.

On April 25, 2019, the Company issued 4,225,634 shares of common stock valued at $.40 per share to Mr. William Horne, the Company’s CEO, in a restricted stock award which was 100% vested when issued. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this restricted stock award (as well as the incentive stock options issued in the quarter ended March 31, 2019) would be fully vested if not issued within fifteen days of the RMS merger transaction. Neither award was issued within that time frame and both awards became fully vested when issued. The aggregate number of shares of common stock from these two awards is 4,475,634 and was calculated based on 7% of the Company’s issued and outstanding common stock as of the closing of the RMS merger.

The Company recognized approximately $1,690,000 of compensation expense in the quarter ended June 30, 2019 related to the restricted stock award. This expense should have been recognized in the quarter ended March 31, 2019. Though the quantitative impact is material, the Company believes the qualitative aspects of this misstatement should be the primary driver in determining whether or not this misstatement is material. The Company believes this misstatement to be immaterial to the quarter ended March 31, 2019 and June 30, 2019 financial statements from a qualitative impact evaluation.

During the six months ended June 30, 2019, 636,480 shares were issued pursuant to convertible Preferred Series B Stock and accrued dividends conversion.

Series B Preferred Stock Preferences

Voting Rights

Preferred Series B Stockholders have the right to receive notice of any meeting of holders of Common Stock or Series B Preferred Stock and to vote upon any matter submitted to a vote of the holders of Common Stock or Series B Preferred Stock. Each holder of Series B Preferred Stock shall vote on each matter submitted to them with the holders of Common Stock.

Liquidation

Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series B Preferred Stock shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefor, a preferential amount in cash equal to the stated value plus all accrued and unpaid dividends. All preferential amounts to be paid to the holders of Series B Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company’s to the holders of the Company’s Common Stock. The Company accrues these dividends as they are earned each period.

On January 8, 2019, the Company completed the issuance of convertible debt in the SPA transaction with a conversion price of $0.40. As a result, accordingly the exercise price on all of the warrants issued with the Series B Shares were adjusted downward to 90% of that conversion price or $0.36. In conjunction with the downward adjustment, the Company recorded a deemed dividend of approximately $117,000 representing the difference in the fair value of the warrants immediately before and after the adjustment to the exercise price.

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

Series B preferred Stock Conversions

During the six months ended June 30, 2019, 9,250 Series B Preferred Stock with a par value of $.001 were assumed with the merger transaction and an aggregate of 2,250 shares of Series B Preferred Stock, and accrued dividends, were subsequently converted into an aggregate of 562,500 shares of authorized common stock, par value $0.001 per share.

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

In connection with the Asset Purchase Agreement (“APA”) and APA Amendment, on January 8, 2019, Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company pursuant to the same terms of the SPA entered into by other investors to consummate the acquisition on January 8, 2019. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

The Company utilizes the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that the stock-based compensation awards are expected to be outstanding.

For the three and six months ended June 30, 2019, the Company recognized approximately $3,000 and $92,000 as compensation expense with respect to vested stock options. No compensation expense was recorded prior to the RMS reverse merger transaction. Since these stock options were assumed on January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019. The expense for the six months ended June 30, 2019 is related to an option for 250,000 shares that were awarded to the Company’s CEO that were 100% vested and were issued pursuant to his employment agreement. This option was granted pursuant to his employment agreement with the Company, which stated that this option grant would be fully vested if not issued within fifteen days of the RMS reverse merger transaction. The option was not granted within that time frame and was fully vested when issued.

Including the expense of approximately $1,690,000 related to the restricted stock award to the Company’s CEO, total stock-based compensation expense for the three and six months ended June 30, 2019 were approximately $1,693,000 and $1,782,000, respectively. The three and six months ended June 30 include $1,690,254 related to the Company’s CEO restricted stock award which was 100% vested when issued. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this option grant would be fully vested if not issued within fifteen days of the RMS reverse merger transaction. The restricted stock award was not issued within that time frame and was fully vested when issued.

Stock Option Activity

As of June 30, 2019, there were 9,502 shares of unvested stock options. Unrecognized compensation cost amounted to approximately $3,900 as of June 30, 2019 and will be recognized as an expense on a straight-line basis over a remaining weighted average service period of 1 year.

The following is a summary of stock option activity for the six months ending June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	$—	—

Assumed with the RMS merger transaction	557,282	$2.78	6.99
Other activity since January 8, 2019:
Granted	250,000	$0.40	9.53
Cancelled	(289,774)	$2.59	—
Outstanding at June 30, 2019	517,508	$1.81	7.87
Exercisable at June 30, 2019	508,006	$1.81	7.87

Note 10 – Commitments & Contingencies

Biotechnology Agreement

The Company, on June 21, 2019, entered into a 10-year exclusive and extendable product supply agreement with Rion LLC (“Rion”) that will enhance its existing cytotherapy product line, developing a disruptive technology for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a unique exosome technology to harness the healing power of the body. Rion’s novel exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. With this agreement, Rion will serve as the product supplier and will co-develop a proprietary cellular platform with H-CYTE for the treatment of COPD. H-CYTE will control the commercial development and facilitate clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an investigational new drug (IND) application for review by the U.S. Food and Drug Administration (“FDA”) for treatment of COPD.

Sublease Agreement

The Company entered into a sub-lease agreement for the lease in Alpharetta, Georgia. The period of the lease is from July 1, 2019 to December 31, 2020 and sublessee shall pay to sublessor a minimum rent, of two thousand dollars ($2,000) per month.

Consulting Agreements

The Company has an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month. The Company is in the process of negotiating a new contract with Mr. Crowne. The Company incurred expense of $0 and $39,999, for the three and six months ended June 30, 2019 related to this consulting agreement. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 for services related to evaluation and negotiation of future acquisitions, joint ventures, and site evaluations/lease considerations. The contract duration is for a period of twelve (12) months in the amount of $12,500 per month with a $15,000 signing bonus which was paid in full during the quarter ending March 31, 2019. The agreement also provides LilyCon Investments with $35,000 in stock (calculated using an annual Variable Weighted Average Price from February 2019 through January 2020) to be granted on the one year anniversary of this agreement, if the agreement has not been terminated prior to that date. Either party may terminate this agreement with or without cause upon 30 days written notice. For the three and six months ended June 30, 2019, the Company has expensed a total of $37,500 and $77,500 in compensation to LilyCon Investments, respectively.

The Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair. This arrangement has no specified termination date. For the three and six months ended June 30, 2019, the Company has expensed $35,000 and $70,000 in compensation to Mr. Monteleone, respectively.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For the three and six months ended June 30, 2019, the Company has expensed $44,000 and $71,000 in consulting fees to St. Louis Family Office, respectively.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve (12) months, unless otherwise terminated by giving thirty (30) days prior written notice. Strategos will provide information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by the Lung Health Institute, advocate for legislation that supports policies beneficial to patient access and oppose any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. For the three and six months ended June 30, 2019, the Company has expensed $26,000 and $26,000 to Strategos Group for consulting services.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €4,500 (approximately $5,040) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Total expenses incurred for the distribution center and logistics agreement were approximately $22,500 and $45,000, respectively, for the three and six months ended June 30, 2019. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

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

The Company incurred approximately $0 and $1,100, respectively, in royalty expense under the Contribution and Royalty agreement for the three months and six months ended June 30, 2019, all of which was included in accounts payable at June 30, 2019. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against it in the future, and these matters could relate to prior, current or future transactions or events.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to two affiliated physicians related to LI Nashville, LI Scottsdale, LI Pittsburgh, and LI Dallas. For the three and six months ending June 30, 2019, payments totaling approximately $34,000 and $56,000, respectively were made to these affiliates. For the three and six months ending June 30, 2018, payments totaling approximately $20,000 and $59,000, respectively were made to these affiliates.

Note 11 - Short Term and Long-term Debt

Short Term Liabilities

Notes Payable

Short-term notes payable relates to financing arrangements for Directors and Officers and general liability insurance premiums that were financed at various points throughout 2018 and first quarter 2019 and two promissory notes assumed in the merger transaction.

These insurance financing arrangements require aggregate monthly payments of approximately $18,000 reflect interest rates ranging from 7% to 12.8% and are to be paid in full by April 2020 and had balances of approximately $95,000 at June 30, 2019 and $31,000 at December 31, 2018. Interest expense related to these insurance financing arrangements was approximately $2,000 and $2,300 for the three and six months ended June 30, 2019 and was $0 for the three and six months ended June 30, 2018 respectively.

Both of the promissory notes payable assumed in the merger are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. The Promissory Notes had outstanding balances of approximately $99,000 at date of merger transaction and approximately $99,000 at June 30, 2019. No scheduled payments have been made on these notes since the scheduled payment for January 2018 except for a $5,700 payment made in June 2019. Both of the notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen month extension on the notes.

The Company incurred interest expense related to the promissory notes for the three and six months ended June 30, 2019 in the amount of approximately $1,300 and $2,100, respectively; no interest expense was incurred during 2018 as these notes were assumed on January 8, 2019.

The Company’s interest expense of approximately $42,000 and $71,000 for the three and six months ended June 30, 2018 was related to convertible debt not assumed in the RMS acquisition as of January 8, 2019.

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

The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of $505,424 and $244,576, respectively. Interest expense related to the discount on these convertible notes for the three and six month period ending June 30, 2019 was approximately $63,600 and $127,900, respectively. The Company recognized approximately $21,500 and $41,200, respectively, in unpaid accrued interest expense related to the notes for the three and six months ended June 30, 2019.

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

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding convertible notes plus accrued interest was converted into an aggregate of 251,667 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the SPA subsequent to the trigger of the down round feature. The convertible notes have maturity dates between August and September 2019. The Company is in the process of negotiating a 30-day extension of the maturity dates. If the Company is unable to extend the maturity date, the notes will go into default until additional funding is received to payoff these notes and the mandatory default amounts will have to be paid. The mandatory default amount means the sum of (a) 120% of the outstanding principal amount of this Note, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of these notes.

Long-Term Debt

The convertible debt to related parties was the BioCell Capital Line of Credit which was converted to equity as part of the APA on January 8, 2019. (See Note 8.)

Note 12 - Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices used for volatility were available in an active market.

A summary of the Company’s warrant issuance activity and related information for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38		2.6

Issued	18,000,000	$0.75		2.59
Outstanding and exercisable at June 30, 2019	30,108,743	$0.95	(1)(2)	2.38

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued.

The inputs used in the Black-Scholes valuation technique to value each of the warrants issued at June 30, 2019 as of their respective issue dates are as follows:

Event Description	Date	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	$0.40	$0.75	$0.24	3 years	2.57	115.08
Private placement	1/18/2019	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	$0.51	$0.75	$0.31	3 years	2.21	112.79
Private placement	4/4/2019	$0.48	$0.75	$0.29	3 years	2.29	112.77

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

(3)On January 8, 2019, the Company completed the issuance of convertible debt in the SPA transaction with a conversion price of $0.40. As a result, accordingly the exercise price on all of the warrants issued with the Series B Shares were adjusted downward to 90% of that conversion price or $0.36. In conjunction with the downward adjustment, the Company recorded a deemed dividend of approximately $117,000 representing the difference in the fair value of the warrants immediately before and after the adjustment to the exercise price.

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

Note 13 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $8,992,000 and $1,260,000 for the six months ended June 30, 2019 and 2018, respectively.

The RMS products and services division will incur losses until sufficient revenue volume and geographical coverage is attained utilizing the infusion of capital resources to expand marketing and sales initiatives.

In April 2019, the Company determined that their contract manufacturer was not able to meet the quality and quantity requirements for producing the DenerveX product. As a result, the manufacture of the DenerveX product has been temporarily suspended while the Company sources alternative manufacturing options. Additionally, in the Company’s review and evaluation of its current distribution channels, the Company has determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated, and all other representatives have been notified that the Company is temporarily suspending the manufacture and sale of the DenerveX product while the Company sources alternative manufacturing and distributor options as well as considers other product monetizing strategies. The MedoveX operations will continue to incur losses until the plan for the DenerveX System monetization is determined and executed.

The Company’s independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2018. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until its products can generate enough revenue to offset its operating expenses. The Company through July 2019 has raised $7,100,000 (excluding $200,000 of debt conversions) year to date in additional cash to sustain the Company. Cash as of June 30, 2019 was approximately $300,000. The present level of cash is insufficient to satisfy the Company’s current operating requirements.

On July 25 and July 26, 2019, the Company issued two promissory notes (the “Notes”) in the aggregate principal amount of $900,000 to Horne Management, LLC, and controlled by Mr. William E. Horne, the Chief Executive Officer of the Company. The Notes bear an interest rate of 5.5% per annum and are due on demand. The Company has received the funds represented by the Notes.

The Company has certain convertible promissory notes in the aggregate principal amount of approximately $650,000 that mature in August and September 2019. The convertible notes are secured by all of the assets of the Company. The Company is currently negotiating a 30-day extension to the maturity date. If the Company is unable to extend the maturity date, the notes will go into default until additional funding is received to payoff these notes and the mandatory default amounts will have to be paid. The mandatory default amount means the sum of (a) 120% of the outstanding principal amount of this Note, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of these notes.

The Company has certain promissory notes with outstanding balances of approximately $99,000 at June 30, 2019. The notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen-month extension on the notes.

The Company is pursuing raising additional funds from the sale of equity securities. On June 7, 2019 the Board of Directors approved a new private placements securities offering up to $8,500,000 of Common Stock at a price of $0.50 per share, and a three-year warrant to purchase such number of shares of Common Stock equal to fifty percent (50%) of the number of shares of Common Stock issuable as part of this Agreement (the “Warrants”), at an exercise price of $1.00 per share. The Company has raised $100,000 from these new private placement securities since June 30, 2019. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. If the Company is required to curtail operations, there would be substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments to the carrying value of amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 14 - Subsequent Events

On July 11, 2019, MedoveX changed its named to H-CYTE by filing the Amendment to the Company’s Certificate of Incorporation with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT became effective with FINRA on July 15, 2019.

On July 25 and July 26, 2019, H-CYTE, Inc. issued two promissory notes (the “Notes”) in the principal amount (the “Principal Amount”) of an aggregate of $900,000 to Horne Management, LLC controlled by Mr. William E. Horne, the Chief Executive Officer of the Company. The Notes bear an interest rate of 5.5% per annum and are due on demand. The Company has received the funds represented by the Notes.

On July 29, 2019, the board of directors (the “Board”) of the Company appointed Dr. Andre Terzic to the Board. Dr. Andre Terzic, 57, has served as a director at the Center for Regenerative Medicine of Mayo Clinic in Rochester, Minnesota for the last five years. Dr. Andre Terzic is the Chair of the Pharmaceutical Science and Clinical Pharmacology Advisory Committee of Food and Drug Administration, the President of the American Society for Clinical Pharmacology & Therapeutics, and one of the co-founders of Rion LLC. Rion is a Minnesota Bio-tech Company focused on cutting-edge regenerative technologies. Dr. Terzic received his M.D. at University of Belgrade in Paris, France in 1985 and his Ph.D. from the Department of Pharmacology of University of Illinois in 1991.

On July 30, 2019, the Board appointed Dr. Atta Behfar as a member of the Board. Dr. Atta Behfar, 42, has worked as a cardiologist at the Department of Cardiovascular Medicine of Mayo Clinic for the last five years. Dr. Atta Behfar is a Director of the Van Cleve Cardiac Regenerative Medicine program at Mayo Clinic and one of the founders of Rion LLC. Dr. Behfar received a Bachelor of Science degree in Biochemistry from Marquette University in 1998 and a M.D. and Ph.D. from Mayo Clinic College of Medicine, Mayo Graduate School in 2006.

The Company has certain convertible promissory notes in the aggregate principal amount of approximately $650,000 that mature between August 8, 2019 and September 28, 2019. The convertible notes are secured by all of the assets of the Company. The Company is currently negotiating a 30-day extension to the maturity date. If the Company is unable to extend the maturity date, the notes will go into default until additional funding is received to payoff these notes and the mandatory default amounts will have to be paid. The mandatory default amount means the sum of (a) 120% of the outstanding principal amount of this Note, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of these notes.

The company has certain promissory notes with outstanding balances of approximately $99,000 at June 30, 2019. The notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen-month extension on the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations.

Overview

On July 11, 2019, Medovex Corp. (“MedoveX”) changed its named to “H-CYTE, Inc.” (H-CYTE or the Company) by filing a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT, became effective with FINRA on July 15, 2019.

On October 18, 2018, H-CYTE (formerly named MedoveX) entered into an Asset Purchase Agreement with Regenerative Medicine Solutions, LLC, RMS Shareholder, LLC (“Shareholder”), Lung Institute LLC (“LI”), RMS Lung Institute Management LLC (“RMS LI Management”) and Cognitive Health Institute Tampa, LLC (“CHIT”), (collectively “RMS”). On January 8, 2019, the Asset Purchase Agreement was amended and the Company acquired certain assets and assumed certain liabilities of RMS as reported in the 8-K/A filed in March of 2019. Based on the terms of the Asset Purchase Agreement and its amendment, the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. For accounting purposes, the acquisition transaction has been treated as a reverse acquisition whereby the Company is deemed to have been acquired by RMS and the historical financial statements prior to the acquisition date of January 8, 2019 now reflect the historical financial statements of RMS.

The Company’s RMS division is a healthcare medical biosciences company that develops and implements advance innovative treatment options in regenerative medicine to treat an array of debilitating medical conditions. In addition, the company is the operator and manager of the various Lung Health Institute clinics. Committed to an individualized patient-centric approach, RMS consistently provides oversight and management of the highest quality care while producing positive outcomes. RMS offices are located in Tampa, Florida. The Lung Health Institute located in Tampa, Florida is a wholly owned subsidiary of RMS. RMS also provides oversight and management to the Lung Health Institutes located in Nashville, TN, Scottsdale AZ, Pittsburgh, PA, and Dallas, TX.

The Company is also in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company plans to seek approval for the DenerveX System from the Food & Drug Administration (“FDA”) in the United States. The Company is presently reevaluating its approaches to revenue generation including the continuing use of distribution channels.

In April, the Company determined that their contract manufacturer was not able to meet the quality and quantity requirements for producing the DenerveX product. As a result, the manufacture of the DenerveX product has been temporarily suspended while the Company sources alternative manufacturing options. Additionally, in the Company’s review and evaluation of its current distribution channels, the Company has determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated, and all other representatives have been notified that the Company is temporarily suspending the manufacture and sale of the DenerveX product while the Company sources alternative manufacturing and distributor options as well as considers other product monetizing strategies.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10K as well as in the notes to our unaudited consolidated financial statements for the six months ended June 30, 2019 included in this Quarterly Report on Form 10-Q. The December 31, 2018 financial information included in the Company’s Annual Report on Form 10K reflect the historical financial information of H-CYTE (formerly Medovex) business and do not include the RMS financial information. With the reverse merger, historical financial information for periods prior to the merger on January 8, 2019 presented in the comparative financial information included in the 2019 Quarterly Reports on Form 10-Q will only reflect the historical financial information related to RMS prior to the merger.

Results of Operations - Three and Six Months Ended June 30, 2019 and 2018

Revenue, Cost of Sales and Gross Profit

The Company recorded gross revenue for the three and six months ended June 30, 2019 of approximately $2,432,000 and $3,756,000 respectively. The Company recorded gross revenue for the three and six months ended June 30, 2018 of approximately $2,441,000 and $5,344,000 respectively. The decrease in revenue for the six-month period ended June 30, 2019 is mainly attributable to a decrease in the number of treatments provided by the biomedical services business (RMS). The revenue for the six months ended June 30, 2019 is derived predominantly from the RMS and the revenue for the six months ended June 30, 2018 is exclusively RMS. As a result of the reverse merger accounting, the historical financials prior to January 8, 2019 represent the RMS only.

For the three and six months ended June 30, 2019 the Company incurred approximately $492,000 and $989,000, in costs of sales, respectively. For the three and six months ended June 30, 2018 the Company incurred approximately $644,000 and $1,475,000, in costs of sales, respectively. The cost of sales for the three and six months ended June 30, 2019 is derived predominantly from RMS and the cost of sales for the three and six months ended June 30, 2018 is exclusively the RMS business.

The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the biomedical services business, RMS. Medical supplies are variable costs and based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments currently being provided can be handled adequately with the Company’s present level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

The decrease in cost of sales for the three months ending June 30, 2019 as compared to the prior year is attributable to reduced costs for medical supply purchases from cost control initiatives and the ability to perform treatments using fewer staff members. The decrease in cost of sales for the six months ending June 30, 2019 as compared to the prior year is attributable to reduced costs for medical supply purchases from cost control initiatives as well as reduced variable costs associated with reduced revenue volume and the ability to perform treatments using fewer staff members.

For the three and six months ended June 30, 2019 the Company generated a gross profit totaling approximately $1,940,000 (80%) and $2,767,000 (74%), respectively. For the three and six months ended June 30, 2018, the Company generated a gross profit totaling $1,797,000 (74%) and $3,868,000 (72%), respectively. The increase in gross margin for the three months ending June 30, 2019 as compared to the prior year is attributable to reduced cost of sales from cost controls for medical supply purchases and the ability to perform treatments using fewer staff members. The decline in gross margin for the six months ended June 30, 2019 as compared to the prior year is attributable to the decline in revenue, net of the decline in cost of sales.

Operating Expenses

We classify our operating expenses into four categories: salaries and related costs, other general and administrative, advertising, and depreciation and amortization.

Salaries and Related Costs

For the three and six months ended June 30, 2019, the Company incurred approximately, $3,480,000 and $5,165,000 in salaries and related costs, respectively. For the three and six months ended June 30, 2018, the Company incurred approximately $889,000 and $2,178,000, in salaries and related costs, respectively. Included in salaries and related costs for the three and six months ended June 30, 2019 was approximately $1,690,000 in compensation expense related to the 4,225,634 shares of common stock valued at $.40 per share issued to Mr. William Horne on April 25, 2019. These shares were granted in a restricted stock award which was 100% vested when issued. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this award would be fully vested if not issued within fifteen days of the RMS reverse merger transaction. The restricted stock award was not issued within that time frame and was fully vested when issued. The Company recognized approximately $1,690,000 million of compensation expense in the quarter ended June 30, 2019. The remaining increase in salaries and related costs is primarily attributable to the three and six months ended June 30, 2018 reflecting only the expenses of the RMS business and 2019 reflecting the consolidated costs for RMS and H-CYTE. Excluding the stock compensation expense of approximately $1,690,000, the Company anticipates that salaries and related costs will continue at a comparable rate in the future.

Other General and Administrative

For the three and six months ended June 30, 2019, the Company incurred approximately, $1,885,000 and $3,284,000 in other general and administrative costs, respectively. For the three and six months ended June 30, 2018, the Company incurred approximately $785,000 and $1,674,000, in other general and administrative costs, respectively. The increase is primarily attributable to the three and six months ended June 30, 2018 reflecting only the expenses of the RMS business and 2019 reflecting the consolidated business costs for RMS and H-CYTE.

Of the total other general and administrative costs, for the three and six months ended June 30, 2019, professional fees were approximately $416,000 and $856,000, respectively.

For the three and six months ended June 30, 2018, professional fees were approximately $46,000 and $135,000, respectively. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to maintain CE Mark in Europe. The Company has incurred additional accounting and legal fees due to the reverse acquisition in 2019 and 2018 did not reflect patent and public company compliance costs.

The Company anticipates that the other general and administrative expenses will continue at a comparable rate in the future and include the continued costs of operating as a public company.

Advertising Expenses

For the three and six months ended June 30, 2019, the Company had approximately $1,585,000 and $2,720,000 respectively, in advertising costs, as compared to $419,000 and $1,157,000 for the three and six months ended June 30, 2018. The increases were attributable to increased marketing efforts to promote the Company’s healthcare medical biosciences business. We expect these expenses will continue at a comparable rate as we expand penetration in existing markets.

Depreciation and Amortization

For the three and six months ended June 30, 2019, the Company recognized approximately $209,000 and $420,000 respectively, in depreciation and amortization expense. Of that, the Company recognized approximately $184,000 and $368,000 respectively, in amortization expense for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company recognized approximately $24,000 and $49,000 respectively, in depreciation and amortization expense. The 2019 amortization expense is related to the technology intangibles that arose as a result of the reverse merger by RMS of H-CYTE.

Departure of Directors and Certain Officers, Election of Directors, Appointment of Certain Officer, Compensatory Agreement of Certain Officers

On January 8, 2019, in connection with the Asset Purchase Agreement and APA Amendment, the Board of the Company appointed Michael Yurkowsky and Raymond Monteleone as additional members of the Board.

Mr. Michael Yurkowsky is to receive $5,000 per Board Meeting. Besides this arrangement, there are no arrangements or understandings between the Company and Mr. Yurkowsky and any other person or persons pursuant to which Mr. Yurkowsky was appointed as a member of the Board and there is no family relationship between Mr. Yurkowsky and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

Mr. Raymond Monteleone is to receive $5,000 per Board Meeting. Besides this arrangement and the consulting agreement (see Note 11), there are no arrangements or understandings between the Company and Mr. Monteleone and any other person or persons pursuant to which Mr. Monteleone was appointed as a member of the Board and there is no family relationship between Mr. Monteleone and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

On February 4, 2019, the board of directors of the Company accepted the resignation of Mr. Charles Farrahar as the Chief Financial Officer, effective immediately. Mr. Farrahar resigned as the Chief Financial Officer for personal reasons and not as a result of any disputes or disagreements between Mr. Farrahar and the Company on any matter relating to the Company’s operations, policies, accounting policies, or practices.

On February 4, 2019, the board of directors of the Company appointed Mr. Jeremy Daniel as the Chief Financial Officer of the Company. There are no arrangements or understandings between the Company and Mr. Daniel and any other person or persons pursuant to which Mr. Daniel was appointed as the Chief Financial Officer of the Company and there is no family relationship between Mr. Daniel and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

On February 15, 2019, Dennis Moon resigned from his position as the executive vice president of the Company, effective immediately. Mr. Moon resigned from his position at the Company for personal reasons, not as a result of or caused by any disagreements between Mr. Moon and the Company on any matter relating to the Company’s operations, policies, or practices.

On June 7, 2019, the board of directors of the Company appointed Briley Cienkosz as the Chief Marketing Officer, Ann Miller as the Chief Operating Officer, and Gary Mancini as the Chief Relationship Officer. There are no arrangements or understandings and there is no family relationship with any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer between the Company and Ann Miller, Briley Cienkosz, or Gary Mancini.

On July 29, 2019, the board of directors (the “Board”) of the Company appointed Dr. Andre Terzic to the Board. On July 30, 2019, the Board appointed Dr. Atta Behfar as a member of the Board. There are no arrangements or understandings among the Company, Dr. Andre Terzic and Dr. Atta Behfar and any other person or persons pursuant to which Dr. Andre Terzic or Dr. Atta Behfar was appointed as a member of the Board of the Company and there is no family relationship between each of Dr. Andre Terzic and Dr. Atta Behfar and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

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

The Company has certain convertible promissory notes in the aggregate principal amount of approximately $650,000 that mature in August and September 2019. The convertible notes are secured by all of the assets of the Company. The Company is currently negotiating a 30 day extension to the maturity date. If the Company is unable to extend the maturity date, the notes will go into default until additional funding is received to payoff these notes and the mandatory default amounts will have to be paid. The mandatory default amount means the sum of (a) 120% of the outstanding principal amount of this note, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of these notes.

The Company has certain promissory notes with outstanding balances of approximately $99,000 at June 30, 2019. The notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen month extension on the notes.

The present level of cash is insufficient to satisfy our current operating requirements. The Company will need to seek additional sources of funds from the sale of equity or debt securities or through a credit facility. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all.

The Company is pursuing raising additional funds from the sale of equity securities. On June 7, 2019 the Board of Directors approved a new private placements securities offering up to $8,500,000 of Common Stock at a price of $0.50 per share, and a three-year warrant to purchase such number of shares of Common Stock equal to fifty percent (50%) of the number of shares of Common Stock issuable as part of this Agreement (the “Warrants”), at an exercise price of $1.00 per share. The Company has raised $100,000 from these new private placement securities since June 30, 2019. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. The sale of additional equity or convertible debt securities would likely result in dilution to current stockholders.

Going Concern

The Company incurred net losses of approximately $8,992,000 and $1,260,000 for the six months ended June 30, 2019 and 2018, respectively.

The RMS products and services division will incur losses until sufficient revenue volume and geographical coverage is attained utilizing the infusion of capital resources to expand marketing and sales initiatives. The MedoveX operations will continue to incur losses until the plan for the DenerveX System commercialization is determined and executed.

The Company’s independent registered public accounting firm has included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2018. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since its inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until its products can generate enough revenue to offset its operating expenses. The Company through July 2019 has raised $7,100,000 (excluding $200,000 of debt conversions) year to date in additional cash to sustain the Company. Cash as of June 30, 2019 was approximately $300,000. The present level of cash is insufficient to satisfy our current operating requirements.

On July 25, 2019 and July 26, 2019, the Company issued two promissory notes in the aggregate principal amount of $900,000 to Horne Management, LLC controlled by Mr. William E. Horne, the Chief Executive Officer of the Company. The Notes bear an interest rate of 5.5% per annum and are due on demand. The Company has received the funds represented by the Notes.

The Company has certain convertible promissory notes in the aggregate amount of $650,000 that mature in August and September 2019. The convertible notes are secured by all of the assets of the Company. The Company is currently negotiating a 30 day extension to the maturity date. If the Company is unable to extend the maturity date, the notes will go into default until additional funding is received to payoff these notes and the mandatory default amounts will have to be paid. The mandatory default amount means the sum of (a) 120% of the outstanding principal amount of the note, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of these notes.

The Company has certain promissory notes with outstanding balances of approximately $99,000 at June 30, 2019. The notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen month extension on the notes.

The Company is pursuing raising additional funds from the sale of equity securities. On June 7, 2019 the Board of Directors approved a new private placements securities offering up to $8,500,000 of Common Stock at a price of $0.50 per share, and a three-year warrant to purchase such number of shares of Common Stock equal to fifty percent (50%) of the number of shares of Common Stock issuable as part of this Agreement (the “Warrants”), at an exercise price of $1.00 per share. The Company has raised $100,000 from these new private placement securities since June 30, 2019. There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. If the Company is required to curtail operations, there would be substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Since its inception, the Company has incurred losses and anticipates that we will continue to incur losses in foreseeable future.

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

Each Convertible Note offered by the Company as part of the Unit bears an interest rate of 12% per annum, has a principal amount of $50,000, shall mature in one year from the original issue date on January 8, 2019, and will be convertible into shares of Common Stock at a price of $0.40 subject to adjustment stated in the Convertible Note. Pursuant to the terms of the Convertible Note, each holder of the Convertible Notes shall not own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon exercise of such Convertible Note. Upon default, the penalty interest rate of the Convertible Note shall rise to 18% per annum. In addition, pursuant to the SPA, the Company offers, as part of the Unit, Warrants to purchase the Common Stock at a price of $0.75 per share (the “Exercise Price”), subject to adjustments stated therein. The holder of each Warrant may purchase the number of shares of Common Stock equal to the number of shares of Common Stock issuable upon conversion of each Convertible Note while the Warrant is exercisable. The Warrants have a term of three years and shall be exercised in cash or on a cashless basis as described in the Warrant. All of such notes have been converted into an aggregate of 18,000,000 shares of common stock.

Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company pursuant to the same terms of the SPA entered into by other investors to consummate the acquisition in January 8, 2019. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

As reported on Form 8-K filings on January 25, 2019, February 8, 2019, March 15, 2019 and April 5, 2019 the Company entered into other SPA’s with additional purchasers, which brought the aggregate amount of capital raised in all these offerings to $7,200,000, as of that latest date.

Debt

The $750,000 convertible notes payable assumed in the acquisition transaction with RMS, had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding convertible notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.40 per share, which was the conversion price per the securities purchase agreement. The $650,000 remaining principal balance of these convertible notes, mature in August and September 2019. The convertible notes are secured by all of the assets of the Company.

The Company is currently negotiating a 30-day extension to the maturity date. If the Company is unable to extend the maturity date, the notes will go into default until additional funding is received to payoff these notes and the mandatory default amounts will have to be paid. The mandatory default amount means the sum of (a) 120% of the outstanding principal amount of the note, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of these notes.

The Company has certain promissory notes with outstanding balances of approximately $99,000 at June 30, 2019. The notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen-month extension on the notes.

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

Cash activity for the six months ended June 30, 2019 and 2018 is summarized as follows:

Working Capital Deficit

	Six Months Ended June 30,
	2019	2018
Current Assets	$804,000	$150,000
Current Liabilities	4,260,000	2,193,000
Working Capital Deficit	$(3,456,000)	$(2,043,000)

Cash Flows

Cash activity for the six months ended June 30, 2019 and 2018 is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(6,592,000)	$(1,584,000)
Cash used in investing activities	(386,000)	(204,000)
Cash provided by financing activities	7,208,000	1,973,000
Net increase in cash	$230,000	$185,000

As of June 30, 2019, the Company had approximately $300,000 of cash on hand.

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

These insurance financing arrangements require aggregate monthly payments of approximately $18,000, reflect interest rates ranging from 7% to 12.8% and are to be paid in full by April 2020 and had balances of approximately $251,000 June 30, 2019 and $31,000 at December 31, 2018. Interest expense related to these insurance financing arrangements was approximately $2,100 and $3,000 for the three and six months ended June 30, 2019 and was $0 for the three and six months ended June 30, 2018 respectively.

Payments on both of the promissory notes assumed are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both of the notes have a maturity date of August 1, 2019. The Promissory Notes had outstanding balances of approximately $103,000 at date of merger transaction and approximately $99,000 at June 30, 2019. The notes have a maturity date of August 1, 2019. The Company is in the process of finalizing an eighteen-month extension on the notes.

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

The $750,000 convertible notes payable assumed in the acquisition transaction with RMS, had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding convertible notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.40 per share, which was the conversion price per the securities purchase agreement. The $650,000 remaining principal balance of these convertible notes, mature in August and September 2019. The convertible notes are secured by all of the assets of the Company.

The Company is currently negotiating a 30-day extension to the maturity date. If the Company is unable to extend the maturity date, the notes will go into default until additional funding is received to payoff these notes and the mandatory default amounts will have to be paid. The mandatory default amount means the sum of (a) 120% of the outstanding principal amount of the note, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of these notes.

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding convertible notes was converted into an aggregate of 277,778 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the securities purchase agreement subsequent to the trigger of the down round feature.

On July 25, 2019 and July 26, 2019, H-CYTE, Inc. (the “Company”) issued two promissory notes (the “Notes”) in the principal amount (the “Principal Amount”) of an aggregate of $900,000 to Horne Management, LLC controlled by Mr. William E. Horne, the Chief Executive Officer of the Company. The Notes bear an interest rate of 5.5% per annum and are due on demand. The Company has received the funds represented by the Notes.

Commitments

Biotechnology Agreement

The Company entered into a 10-year exclusive and extendable supply agreement with Rion LLC (“Rion”) that will enhance its existing cytotherapy product line, developing a disruptive technology for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel technology to harness the healing power of the body. Rion’s novel exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. With this agreement, Rion will serve as the product supplier and will co-develop a proprietary cellular platform with H-CYTE for the treatment of COPD. H-CYTE will control the commercial development and facilitate clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an investigational new drug (IND) application for review by the U.S. Food and Drug Administration (“FDA”) for treatment of COPD.

Sublease Agreement

The Company entered into a sub-lease agreement for the lease in Alpharetta, Georgia. The period of the lease is from July 1, 2019 to December 31, 2020 and sublessee shall pay to sublessor a minimum rent, of two thousand dollars ($2,000) per month.

Consulting Agreements

The Company has an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $13,333 per month. The Company is in the process of negotiating a new contract with Mr. Crowne. The Company incurred expense of $0 and $39,999, for the three and six months ended June 30, 2019 related to this consulting agreement. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 and shall continue for a period of twelve (12) months in the amount of $12,500 per month with a $15,000 signing bonus which was paid in full during the quarter ending March 31, 2019. The agreement also provides LilyCon Investments with $35,000 in stock (calculated using an annual Variable Weighted Average Price from February 2019 through January 2020) to be granted upon completion of the consulting services first year. Either party may terminate this agreement with without cause upon (30) days written notice. For the three and six months ended June 30, 2019, the Company has expensed a total of $37,500 and $77,500 in compensation to LilyCon Investments, respectively.

The Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair. This arrangement has no specified termination date. For the three and six months ended June 30, 2019, the Company has expensed $35,000 and $70,000 in compensation to Mr. Monteleone, respectively.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC (Jimmy St. Louis, former CEO of RMS) in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For the three and six months ended June 30, 2019, the Company has expensed $34,000 and $71,000 in consulting fees to St. Louis Family Office, respectively.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve (12) months, unless otherwise terminated by giving thirty (30) days prior written notice. Strategos will provide information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by the Lung Health Institute, advocate for legislation that supports policies beneficial to patient access and oppose any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. For the three and six months ended June 30, 2019, the Company has expensed $26,000 and $26,000 to Strategos Group for consulting services.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2019. The Company pays a fixed monthly fee of €4,500 (approximately $5,040) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Total expenses incurred for the distribution center and logistics agreement were approximately $22,500 and $43,000, respectively, for the three and six months ended June 30, 2019. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

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

The Company incurred approximately $0 and $1,100, respectively, in royalty expense under the Contribution and Royalty agreement for the three months and six month ended June 30, 2019, all of which was included in accounts payable at June 30, 2019. Since this agreement was assumed January 8, 2019 as part of the RMS reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to two affiliated physicians related to LI Nashville, LI Scottsdale, LI Pittsburgh, and LI Dallas. For the three and six months ending June 30, 2019, payments totaling approximately $34,000 and $56,000, respectively were made to these affiliates. For the three and six months ending June 30, 2018, payments totaling approximately $20,000 and $59,000, respectively were made to these affiliates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019 and concluded that the Company has a material weakness in disclosure controls and procedures as of June 30, 2019.

The Company has an ineffective control environment due to a lack of internal resources with expertise to determine entries and disclosures related to some of the Company’s more complex transactions. Management believes this lack of internal expertise has been somewhat mitigated by continuing to retain consultants with this expertise in the quarter ended June 30, 2019. This material weakness in the Company’s disclosure controls and procedures will be further remediated in 2019.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of a pending legal proceeding. None of the Company’s directors, officers or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to the Company’s business.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by 17 CFR 229.10(f)(1). Thus, we are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ending June 30, 2019, the Company issued an aggregate of $7,200,000 of convertible promissory notes and an aggregate of 18,000,000 warrants to purchase common stock. The convertible notes automatically converted into common stock at $0.40 per share and the warrants are exercisable at $0.75 per share to certain accredited investors under Regulation D. As of the date hereof, all of such convertible notes have been converted into an aggregate of 18,000,000 shares of common stock.

During the six month period ending June 30, 2019, the Company issued RMS Shareholders, LLC an aggregate of 50,925,277 shares of common stock upon the conversion of Series C Preferred Stock issued to RMS in the merger.

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

Date: August 14, 2019

H-CYTE, INC

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

