Form 10-Q
period 2019-09-30
H-CYTE, INC.
filed 2019-11-14
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

H-CYTE, INC

(Exact name of registrant as specified in its charter)

Nevada	46-3312262
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

201 East Kennedy Blvd, Suite 700
Tampa, Florida	33602
(Address of principal executive offices)	(Zip Code)

(844) 633-6839

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HCYT	OTC Capital Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

[  ] Yes [X] No

As of November 14, 2019, 99,236,413 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018

Assets

Current Assets
Cash	$367,877	$69,628
Accounts receivable	37,180	15,242
Other receivables	33,868	5,144
Inventory	126,250	—
Prepaid expenses	198,927	59,678
Total Current Assets	764,102	149,692

Right-of-use asset	859,134	—
Property and equipment, net	235,225	266,916
Intangibles, net	3,128,000	—
Goodwill	12,564,401	—
Other assets	29,239	38,288
Total Assets	$17,580,101	$454,896

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Interest payable	$78,328	$158,371
Accounts payable	1,952,500	851,604
Accrued liabilities	543,137	183,183
Other current liabilities	532,396	462,856
Short-term note, related party	1,250,000	180,000
Short-term financing payable	114,123	30,852
Short-term convertible notes payable	774,615	—
Notes payable, current portion	71,653	—
Dividend payable	105,389	—
Deferred revenue	1,364,658	326,064
Lease liability, current portion	481,295	—
Total Current Liabilities	7,268,094	2,192,930

Long-Term Liabilities
Lease liability, net of current portion	396,424	—
Notes payable, net of current portion	22,920	—
Convertible debt to related parties	—	4,306,300
Derivative liability - warrants	332,150	—
Deferred rent	—	22,206
Total Long-Term Liabilities	751,494	4,328,506

Total Liabilities	8,019,588	6,521,436

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock - $.001 par value: 500,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized, 7,000 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7	—
Series C Convertible Preferred Stock - $.001 par value: 45,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock - $.001 par value: 199,000,000 and 49,500,000 shares authorized. 99,236,360 and 33,661,388 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	99,237	33,661
Additional paid-in capital	25,818,913	3,566,339
Accumulated deficit	(15,987,512)	(9,296,408)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Equity (Deficit)	9,560,513	(6,066,540)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,580,101	$454,896

See accompanying notes to the unaudited consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$2,742,442	$1,536,990	$6,498,404	$6,880,794
Cost of Sales	(550,139)	(503,755)	(1,539,104)	(1,979,128)
Gross Profit	2,192,303	1,033,235	4,959,300	4,901,666

Operating Expenses
Salaries and related costs	1,913,845	894,773	7,078,531	3,072,807
Other general and administrative	2,025,980	809,119	5,309,791	2,482,789
Advertising	1,467,691	278,942	4,188,087	1,435,784
Depreciation & amortization	211,885	35,371	631,722	84,259
Total Operating Expenses	5,619,401	2,018,205	17,208,131	7,075,639

Operating Loss	(3,427,098)	(984,970)	(12,248,831)	(2,173,973)

Other Income (Expense)
Other income	--	--	2,153	--
Foreign currency transaction gain	--	--	6,837	--
Change in fair value of derivative liability - warrants	883,527	--	883,527	--
Interest expense	(80,092)	(50,281)	(259,436)	(121,200)
Total Other Income (Expenses)	803,435	(50,281)	633,081	(121,200)

Net Loss	$(2,623,663)	$(1,035,251)	$(11,615,750)	$(2,295,173)

Dividend on outstanding Series B Preferred Stock	21,000	--	66,639	--
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	--	--	404,384	--
Deemed dividend on beneficial conversion features	--	--	32,592	--
Net loss attributable to common stockholders	$(2,644,663)	$(1,035,251)	$(12,119,365)	$(2,295,173)

Loss per share – Basic and Diluted	$(0.03)	$(0.03)	$(0.13)	$(0.07)
Weighted average outstanding shares used to compute basic and diluted net loss per share	98,991,805	33,661,388	96,150,811	33,661,388

See accompanying notes to the unaudited consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2019

(Unaudited)

For the Three Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’ (Deficit)
September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances – June 30, 2019	7,000	$7	98,886,360	$98,887	$25,705,975	$(13,480,691)	$(370,132)	$11,954,046
Issuance of common stock in connection with private placement offering	—	—	200,000	200	77,164	—	—	77,364
Issuance of warrants in connection with private placement offering	—	—	—	—	22,636	—	—	22,636
Issuance of common stock in exchange for consulting services	—	—	150,000	150	43,349	—	—	43,499
Derivative liability adjustment (Note12)	—	—	—	—	(116,842)	116,842	—	—
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	106,158	—	—	106,158
Stock based compensation	—	—	—	—	1,473	—	—	1,473
Dividends payable	—	—	—	—	(21,000)	—	—	(21,000)
Net loss	—	—	—	—	—	(2,623,663)	—	(2,623,663)
Balances - September 30, 2019	7,000	$7	99,236,360	$99,237	$25,818,913	$(15,987,512)	$(370,132)	$9,560,513

For the Nine Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’ (Deficit)
September 30, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balances - December 31, 2018	—	$—	33,661,388	$33,661	$3,566,339	$(9,296,408)	$(370,132)	$(6,066,540)
Purchase accounting entries due to the purchase transaction	9,250	9	24,717,217	24,717	12,657,182	—	—	12,681,908
Adjustment for assets and liabilities not included in purchase transaction	—	—	—	—	—	5,244,780	—	5,244,780
Issuance of common stock in connection with private placement offering	—	—	17,700,000	17,700	4,402,087	—	—	4,419,787
Issuance of warrants in connection with private placement offering	—	—	—	—	2,663,797	—	—	2,663,797
Issuance of common stock pursuant to conversion of short-term debt	—	—	500,000	500	125,437	—	—	125,937
Issuance of warrants pursuant for repayment of short-term debt	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares (Note 3)	—	—	17,263,889	17,264	(17,264)	—	—	—
Issuance of common stock pursuant to conversion of convertible short-term debt	—	—	250,000	250	99,750	—	—	100,000
Conversion of Preferred Series B Stock and accrued dividends	(2,250)	(2)	604,167	605	(603)	—	—	—
Issuance of common stock to pay accrued interest on convertible short-term debt	—	—	1,667	2	665	—	—	667
Issuance of common stock in exchange for consulting fees incurred	—	—	280,085	280	95,253	—	—	95,533
Adjustment of exercise price on convertible debt	—	—	—	—	287,542	(287,542)	—	—
Issuance of common stock to pay accrued dividends on Preferred Series B stock	—	—	32,313	32	12,894	—	—	12,926
Beneficial conversion on Preferred Series B Stock	—	—	—	—	32,592	(32,592)	—	—
Issuance of common stock per restricted stock award to executive (Note 9)	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	106,158	—	—	106,158
Stock based compensation	—	—	—	—	93,632	—	—	93,632
Dividends payable	—	—	—	—	(66,639)	—	—	(66,639)
Net loss	—	—	—	—	—	(11,615,750)	—	(11,615,750)
Balances - September 30, 2019	7,000	$7	99,236,360	$99,237	$25,818,913	$(15,987,512)	$(370,132)	$9,560,513

See accompanying notes to the unaudited consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net loss	$(11,615,750)	$(2,295,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631,722	84,259
Amortization of debt discount	151,881	--
Interest and penalties on extension of short-term convertible notes	124,615	--
Stock-based compensation	1,783,886	--
Loss on write-off of inventory	5,205	--
Common stock issued for consulting services	95,533	--
Income from change in fair value adjustment of derivative liability - warrants	(883,527)	--
Issuance of warrants to extend short-term debt	106,158	--
Bad debt expense	60,112	--
Changes in operating assets and liabilities, net of purchase transaction:
Accounts receivable	63,707	(6,903)
Other receivables	(28,724)	--
Accounts receivable from related parties	--	(8,824)
Prepaid expenses and other assets	(140,304)	89,078
Interest payable	(25,381)	98,286
Accounts payable	486,196	207,265
Accrued liabilities	(102,099)	(96,667)
Other current liabilities	354,340	(57,801)
Dividend payable	(12,928)	--
Deferred revenue	1,038,594	(391,938)

Net Cash Used in Operating Activities	(7,906,764)	(2,378,418)

Cash Flows from Investing Activities
Purchases of property and equipment	(17,238)	(207,895)
Purchase of business, net of cash acquired	(302,710)	--
assets not included in purchase transaction	(69,629)	--
Net Cash Used in Investing Activities	(389,577)	(207,895)

Cash Flows from Financing Activities
Payments on short-term related party notes	(180,000)	(4,944)
Proceeds from short-term related party notes	1,250,000	--
Payment of dividends	(6,136)	--
Proceeds from debt obligations	277,519	50,020
Payment on debt obligations	(130,377)	--
Proceeds from common stock	4,419,787	--
Proceeds from warrants	2,663,797	--
Proceeds from shareholder contributions	300,000	--
Proceeds from convertible debt to a related party	--	2,367,724
Net Cash Provided by Financing Activities	8,594,590	2,412,800

Net Increase (Decrease) in Cash	298,249	(173,513)

Cash - Beginning of period	69,628	251,330

Cash - End of period	$367,877	$77,817

Supplementary Cash Flow Information
Cash paid for interest	$132,937	$20,900

Non-cash investing and financing activities
Common stock issued to pay accrued dividends	$12,928	$--
Deemed dividends	$436,976	$--
Conversion of debt obligations to common stock	$225,937	$--
Conversion of debt obligations to warrants	$74,063	$--
Issuance of warrants to extend short-term debt	$106,158	$--
Conversion of short-term related party notes payable to common stock	$114,000	$--
Conversion of note and accrued interest to common stock and warrants	$607	$--
Interest and penalties on extension of short-term convertible notes	$253,607	$--
Dividends accrued	$66,639	$--
Repurchase of non-controlling interest	$--	$33,805

See accompanying notes to the unaudited consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

On July 11, 2019, Medovex Corp. (“MedoveX”) changed its named to H-CYTE, Inc. (“H-CYTE” or the “Company”) by filing a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT, became effective with FINRA on July 15, 2019.

On October 18, 2018, H-CYTE (formerly named MedoveX) entered into an Asset Purchase Agreement (“APA”) with Regenerative Medicine Solutions, LLC, RMS Shareholder, LLC (“Shareholder”), Lung Institute LLC (“LI”), RMS Lung Institute Management LLC (“RMS LI Management”) and Cognitive Health Institute Tampa, LLC (“CHIT”), (collectively “RMS”). On January 8, 2019, the APA was amended, and the Company acquired certain assets and assumed certain liabilities of RMS as reported in the 8-K/A filed in March of 2019. Based on the terms of the APA and its amendment (collectively the “APA”), the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. For accounting purposes, the acquisition transaction has been treated as a reverse acquisition whereby the Company is deemed to have been acquired by RMS and the historical financial statements prior to the acquisition date of January 8, 2019 now reflect the historical financial statements of RMS.

Prior to the merger of H-CYTE and RMS on January 8, 2019 (the “Merger”), the consolidated results for H-CYTE include the financial activities of Regenerative Medicine Solutions, LLC, LI, RMS Nashville, LLC (“Nashville”), RMS Pittsburgh, LLC (“Pittsburgh”), RMS Scottsdale, LLC (“Scottsdale”), RMS Dallas, LLC (“Dallas”), State, LLC (“State”), Cognitive Health Institute of Tampa (“CHIT”), RMS LI Management, and Shareholder, H-CYTE included Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”).

As of the merger, the consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC (formerly Blue Zone Health Management, LLC), Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa, LLC). Additionally, H-CYTE has consolidated LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale, as VIEs.

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

On June 21, 2019, H-CYTE entered into an agreement with Rion, LLC (“Rion”) to develop a disruptive cytotherapy technology for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics. This will be managed through a new Rion division of H-CYTE.

Rion has established a novel technology to harness the healing power of the body. Rion’s novel exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems.

With this agreement, Rion will serve as the product supplier and co-develop a proprietary cellular platform with H-CYTE for the treatment of COPD, and H-CYTE will control the commercial development and facilitate clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an investigational new drug (IND) application for review by the U.S. Food and Drug Administration (“FDA”) for treatment of COPD.

The Company is also in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System, and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company is presently reevaluating its approaches to revenue generation including the continuing use of its distribution channels, source of manufacturing, and evaluating joint venture opportunities. In July 2019, the Company signed a new engineering feasibility proposal that would confirm a new sterilization process which would be a slightly less expensive option and expand the shelf life of DenerveX from six months to a minimum of one year and potentially up to three years. The longer shelf life will help the distributors reach more end-users as many hospital systems and medical practitioners will not purchase medical products with less than a one-year shelf life. The Company still considers the United States to be a target market and it remains the Company’s goal to seek FDA approval. The Company anticipates that it will do so once it is back in production and generating revenue through sales in Europe and other approved countries.

Note 2 – Basis of presentation and Summary of Significant Accounting Policies

Based on the terms of the APA, the former RMS members had voting control of the combined company as of the closing of the Merger. RMS is deemed to be the acquiring company for accounting purposes and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The assets acquired and the liabilities assumed of RMS included as part of the purchase transaction are recorded at historical cost. Accordingly, the assets and liabilities of H-CYTE are recorded as of the merger closing date at their estimated fair values (see Note 3).

The unaudited consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), and the consolidated statements of cash flows do not reflect the historical financial information related to H-CYTE prior to the Merger as they only reflect the historical financial information related to RMS. For the unaudited consolidated statements of stockholders’ equity (deficit), the common stock, preferred stock, and additional paid in capital reflect the accounting for the stock received by the RMS members as of the Merger as if it was received at the beginning of the periods presented. The unaudited consolidated statements of stockholders’ equity (deficit) reflect the activity from June 30, 2019 to September 30, 2019 and December 31, 2018 to September 30, 2019. For the comparable period from December 31, 2017 to September 30, 2018, the only activity in the unaudited consolidated statement of stockholders’ equity (deficit) were the losses totaling approximately $1,035,251 and $2,295,173 for the three and nine months ended September 30, 2018, respectively.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and with the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of September 30, 2019 and December 31, 2018 and the results of operations for the three and nine months ended September 30, 2019 and 2018 and statements of cash flows for the nine months ended September 30, 2019 and 2018.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. The December 31, 2018 financial information included in the Company’s Annual Report on Form 10-K reflect the historical financial information of the H-CYTE business and do not include the RMS financial information. With the reverse merger, historical financial information for periods prior to the merger on January 8, 2019, presented in the comparative financial information included in the 2019 Form 10-Q, will only reflect the historical financial information related to RMS prior to the merger (see Note 3).

The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future year.

Principles of Consolidation

U.S. GAAP requires that a related entity be consolidated with a company when certain conditions exist. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by the Parent would be required if it is determined that the Parent will absorb a majority of the VIE’s expected losses or residual returns if they occur, retain the power to direct or control the VIE’s activities, or both.

The accompanying unaudited consolidated financial statements include the accounts of the parent, its wholly-owned subsidiaries, and its VIEs.

Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables. Trade accounts receivable are stated net of an estimate made for doubtful accounts, if any. Management evaluates the adequacy of the allowance for doubtful accounts regularly to determine if any account balances will potentially be uncollectible. Customer account balances are considered past due or delinquent based on the contractual agreement with each customer. Accounts are written off when, in management’s judgment, they are considered uncollectible. At September 30, 2019 and December 31, 2018, management believes no allowance is necessary. For the three and nine month periods ended September 30, 2019, the Company recorded bad debt expense of approximately $0 and $60,000, respectively.

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

Leases

In February 2016, the Financial Accounting Standard Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02 (as amended), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company has not entered into significant lease agreements in which it is the lessor. For the lease agreements in which the Company is lessee, under Topic 842, lessees are required to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components.

Other Receivables

Other receivables totaling approximately $34,000 at September 30, 2019 include receivables from the non-acquired Lung Institute, LLC due to Lung Institute Tampa, LLC for approximately $19,000, and approximately $9,000 reimbursement receivable for reimbursement of expenses from a joint study. The $19,000 receivable was a result of the Lung Institute, LLC being a transitory entity for Lung Institute Tampa, LLC while the merchant services accounts are being transferred.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP as outlined in the FASB ASC 606, Revenue From Contracts with Customers, which requires that five steps be completed to determine when revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfies a performance obligation. The Company records revenue under ASC 606 when control is transferred to the customer, which is consistent with past practice. The adoption of this standard did not have a material impact on the consolidated financial statements.

Biomedical Services

H-CYTE wholly owns the Tampa, Florida Lung Health Institute (LHI) location and manages the other Lung Health Institute locations. The Lung Health Institute uses a standard pricing model for the types of cellular therapy treatments that is offered to its patients. The transaction price accounts for medical, surgical, facility, and office services rendered by LHI for consented procedures and is recorded as revenue. The company recognizes revenue when the terms of a contract with a patient are satisfied.

The Lung Health Institute locations offer two types of cellular therapy treatments to their patients. The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service. LHI also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the related professional, facility, and diagnostic services for each session of treatment. The Company has deferred recognition of revenue amounting to approximately $1,365,000 and $326,000 at September 30, 2019 and December 31, 2018, respectively.

Use of Estimates

In preparing the unaudited consolidated financial statements, U.S. GAAP requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. The Company’s significant estimates include deferred revenue, the deferred income tax asset and the related valuation allowance, business acquisition accounting, the fair value of its warrant issuances and share-based payment arrangements.

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

Income Taxes

From inception to September 30, 2019, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully reserved as of September 30, 2019 and December 31, 2018, respectively, since it is currently likely that the benefit will not be realized in future periods.

As a result of the acquisition, the Company is required to file federal income tax returns and state income tax returns in the states of Arizona, Florida, Georgia, Minnesota, Pennsylvania, Tennessee, and Texas. There are no uncertain tax positions at September 30, 2019 or December 31, 2018. The Company has not undergone any tax examinations since inception.

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

For the periods presented, there is no difference between the basic and diluted net loss per share: 32,756,181 warrants and 517,509 common stock options outstanding were considered anti-dilutive and excluded for the three and nine month periods ended September 30, 2019. For the nine month period ended September 30, 2018, there were no dilutive securities as the accounting acquirer did not historically have stock compensation programs.

Note 3 – Business Acquisition

On January 8, 2019, MedoveX completed its business combination with RMS under which MedoveX purchased certain assets and assumed certain liabilities of RMS, otherwise referred to as the Merger. Pursuant to the terms of the APA, MedoveX issued to the shareholders of RMS 33,661 shares plus 6,111 additional Exchange Shares (based on closing the sale of $2 million of new securities) for a total of 39,772 shares of Series C Preferred Stock where each share of Series C Preferred stock which automatically converted into 1,000 shares of common stock and represent approximately fifty-five percent (55%) of the outstanding voting shares of the Company.

Under the terms of the APA, the Company issued additional “Exchange Shares” to the shareholders of RMS to maintain the 55% ownership and not be diluted by the sale of convertible securities (“New Shares Sold”) until MedoveX raised an additional $5.65 million via the issuance of new securities. On the date of closing the Company issued 6,111 additional Exchange Shares to RMS Shareholders as a result of the issuance of additional securities, which are included in the 39,772 shares above. Subsequent to the closing of the purchase transaction, an incremental 11,153 additional Exchange Shares were issued, for a total of 17,264 additional Exchange Shares. All additional Exchange Shares have been issued to the shareholders of RMS and these Series C Preferred shares converted to 17,263,889 shares of common stock; no additional equity will be issued to RMS.

Because RMS shareholders owned approximately 55% of the voting stock of MedoveX after the transaction, RMS was deemed to be the acquiring company for accounting purposes (the “Acquirer”) and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. The assets acquired and the liabilities assumed of RMS included as part of the purchase transaction are recorded at historical cost. Accordingly, the assets and liabilities of MedoveX (the “Acquiree”) are recorded as of the Merger closing date at their estimated fair values.

Under the terms of the APA, MedoveX purchased certain assets and assumed certain liabilities of RMS. The assets of RMS reported on the MedoveX consolidated balance sheet as of December 31, 2018 that were excluded in the Merger on January 8, 2019 was cash of approximately $70,000. The Merger included the following: convertible debt to a related party of approximately $4,300,000, interest payable of approximately $158,000, accounts payable of approximately $224,000 and other current liabilities of approximately $285,000. Additionally, there were certain on-going litigation matters that were not assumed as part of the January 8, 2019 RMS reverse acquisition.

Purchase Price Allocation

The purchase price for the acquisition of the Acquiree has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation herein is preliminary. The final purchase price allocation will be determined after completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed but in no event later than one year following completion of the acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the allocation reflected as of September 30, 2019 presented herein. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also materially change the portion of purchase price allocated to goodwill and could materially impact the operating results of the Company following the acquisition due to differences in purchase price allocation and depreciation and amortization related to some of these assets and liabilities.

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

Just prior to the transaction, MedoveX had 24.5 million shares of common stock outstanding at a market capitalization of $9.8 million. The estimated fair value of the net assets of MedoveX was $8.4 million as of January 8, 2019. Measuring the fair value of the net assets to be received by RMS was readily determinable based upon the underlying nature of the net assets. The fair value of the MedoveX common stock is above the fair value of its net assets. The MedoveX net asset value is primarily comprised of definite-lived intangibles as of the closing and the RMS interest in the merger is significantly related to obtaining access to the public market. Therefore, the fair value of the MedoveX stock price and market capitalization as of the closing date is considered to be the best indicator of the fair value and, therefore, the estimated purchase price consideration. During the three months ended September 30, 2019 the Company revised its purchase price allocation for the acquisition. As a result, the Company recorded a measurement period adjustment of $1,215,677 as an increase to goodwill adjusting the amount recorded as of January 8, 2019. The adjustment resulted in a corresponding increase to a derivative liability (see Note 12).

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition on January 8, 2019:

Cash	$(302,710)
Accounts receivable	145,757
Inventory	131,455
Prepaid expenses	46,153
Property and equipment	30,393
Other	2,751
Intangibles	3,680,000
Goodwill	12,564,401
Total assets acquired	$16,298,200
Accounts payable and other accrued liabilities	1,645,399
Derivative liability	1,215,677
Interest-bearing liabilities and other	755,216
Net assets acquired	$12,681,908

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

Total interest bearing and other liabilities assumed are as follows:

Notes payable	$99,017
Short-term convertible notes payable	598,119
Dividend payable	57,813
Deferred rent	267
Total interest-bearing and other liabilities	$755,216

Notes payable relate to promissory notes assumed by Acquiree in a 2015 acquisition, which was later divested in 2016, with the assumed promissory notes being retained by Acquiree. The Company finalized an eighteen-month extension on the notes extending the maturity date to March 1, 2021. Payments on both of the notes are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. The promissory notes had outstanding balances of $95,000 as of September 30, 2019. The promissory notes had outstanding balances of approximately $99,000 plus accrued interest of approximately $3,000 at January 8, 2019 (see Note 11).

In the third quarter of 2018, convertible notes were issued pursuant to a securities purchase agreement with select accredited investors, whereby the Acquiree offered up to 1,000,000 units (the “Units”) at a purchase price of $50,000 per Unit. Each Unit consisted of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering of Units, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The warrants are exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants. As a result of the price adjustment feature, the conversion price of the convertible notes was adjusted to $0.36 per share.

In the offering, the Acquiree sold an aggregate of 15 Units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. If converted at $0.40 the convertible notes sold in the offering are convertible into an aggregate of 1,875,000 shares of common stock. Due to the notes maturing during the third quarter of 2019, the warrants have fully accreted as of September 30, 2019. The Acquiree recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of approximately $505,000 and $245,000, respectively. At acquisition date, the value of the notes was approximately $598,000.

The convertible notes had maturity dates between August and September 2019 and were renegotiated during the third quarter of 2019 (see Note 11).

The following schedule represents the amounts of revenue and net loss attributable to the MedoveX acquisition which have been included in the consolidated statements of operations for the periods subsequent to the acquisition date:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenues	$28,405	$63,910
Net loss attributable to MedoveX	(7,203)	(1,956,705)

The following unaudited pro forma financial information represents the consolidated financial information as if the acquisition had been included in the consolidated results beginning on the first day of the fiscal year prior to its acquisition date. The pro forma results have been calculated after adjusting the results of the acquired entity to remove any intercompany transactions and transaction costs incurred and to reflect any additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on the first day of the fiscal year prior to its acquisition date, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined entities may achieve as a result of the acquisition; the costs to combine the companies’ operations; or the costs necessary to achieve these cost savings, operating synergies or revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under the current ownership and operation.

	For the Three Months Ended September 30, 2018
	RMS	MedoveX	Pro Forma
Revenues	$1,536,990	$206,159	$1,743,149
Net loss	(1,035,251)	(1,382,275)	(2,417,526)
Net loss attributable to common shareholders	(1,035,251)	(1,512,326)	(2,547,577)

Loss per share- basic and diluted	$(0.03)	$(0.06)	$(0.04)

	For the Nine Months Ended September 30, 2018
	RMS	MedoveX	Pro Forma
Revenues	$6,880,794	$598,773	$7,479,567
Net loss	(2,295,173)	(3,721,958)	(6,017,131)
Net loss attributable to common shareholders	(2,295,173)	(4,119,068)	(6,414,241)

Loss per share- basic and diluted	$(0.07)	$(0.18)	$(0.11)

Note 4 - Inventory

Inventory consists only of finished goods and is valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Inventories were acquired in the Merger and therefore there were no inventories prior to January 8, 2019.

Inventory consisted solely of the Pro-40 Generators totaling approximately $126,000 and $0 at September 30, 2019 and December 31, 2018, respectively.

Note 5 – Right-of-use Asset And Lease Liability

Upon adoption of ASU No. 2016-02 (as amended) (See Note 2), additional current liabilities of approximately $475,000 and long-term liabilities of approximately $713,000 with corresponding ROU assets of approximately $1,167,000 were recognized, based on the present value of the remaining minimum rental payments under the new leasing standards for existing operating leases.

The unaudited consolidated balance sheet at September 30, 2019 reflects current lease liabilities of approximately $481,000 and long-term liabilities of $396,000, with corresponding ROU assets of $859,000.

Operating lease expense and cash flows from operating leases for the three and nine months ending September 30, 2019 totaled approximately $140,000 and $389,000, respectively, and are included in the “Other general and administrative” section of the unaudited consolidated statement of operations.

The Company leases corporate office space in Tampa, FL and Atlanta, GA. The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. Each location has its own expiration date ranging from April 30, 2020 to August 31, 2023. The Company expects to renew each lease upon expiration in order to continue operations.

As of September 30, 2019, the undiscounted minimum future maturities of lease liabilities are as follows:

Remainder of 2019	$138,000
2020	482,000
2021	155,000
2022	103,000
2023	69,000
$947,000

Note 6 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	September 30, 2019	December 31, 2018
Furniture and fixtures	5-7 years	$147,870	$149,285
Computers and software	3-7 years	361,986	278,234
Leasehold improvements	15 years	157,107	156,133
		666,963	583,652
Less accumulated depreciation		(431,738)	(316,736)

Total		$235,225	$266,916

Depreciation expense was approximately $28,000 and $80,000, respectively, for the three and nine months ended September 30, 2019. Depreciation expense was approximately $35,000 and $84,000, respectively, for the three and nine months ended September 30, 2018.

Note 7 - Intangible Assets

As of September 30, 2019, intangible assets acquired as part of the Merger, net of accumulated amortization of $552,000, totaled approximately $3,128,000. Amortization expense was $184,000 and $552,000 for the three and nine months ended September 30, 2019.

The following is a schedule of expected future amortization of intangible assets as of September 30, 2019:

Remainder of 2019	$184,000
2020	736,000
2021	736,000
2022	736,000
2023	736,000
Total	$3,128,000

Note 8 – Related Party Transactions

Consulting Expense

The Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone receives $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. This arrangement has no specified termination date. For the three and nine months ended September 30, 2019, the Company has expensed approximately $35,000 and $90,000 in compensation to Mr. Monteleone, respectively.

Board Member Expenses

For the three and nine months ended September 30, 2019, the Company paid $0 and $5,000 each for Board of Director fees to Michael Yurkowsky and to Raymond Monteleone for a total of $0 and $10,000, respectively.

Debt and Other Obligations

The Company had various related party transactions in 2018. For the period of January 1, 2018 to March 13, 2018, the Company received $528,175 from one of its shareholders (RMS members) and $228,175 from its CEO (RMS CEO) as part of a line of credit that was established in 2017. On March 13, 2018, the entire $1,856,350 line of credit received from the Member and the CEO, including contributions from 2017, was transferred to the BioCell Capital, LLC debt instrument, (“BioCell Capital Line of Credit”).

The BioCell Capital Line of Credit also consisted of capital contributions from related parties totaling approximately $4,306,000, inclusive of the aforementioned $1,856,300, to RMS in 2018. The BioCell Capital Line of Credit was converted to RMS members’ equity and was excluded from the APA on January 8, 2019.

The Company also received a short-term advance from one of its shareholders (RMS members), who was also the CEO of H-CYTE, in the amount of $180,000 in December 2018 for working capital needs. Approximately $66,000 of the advance was repaid in January 2019 and approximately $114,000 was converted to equity as part of the APA on January 8, 2019.

Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne, advanced funds for operations totaling $900,000 on July 25, 2019. These loans accrue interest at 5.5% and are due and payable upon demand of the creditor.

In addition, Horne Management, LLC loaned H-CYTE $350,000 on September 26, 2019, for working capital purposes. The terms of the loan as follows:

●	12% interest rate with a maturity date of March 26, 2020.
●	If the Company does not pay back the principal and interest by November 26, 2019, the Company shall issue to Lender a three-year warrant to purchase 400,000 shares of the Company’s common stock with a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of March 26, 2020, the interest rate increases to 15%.

Note 9 - Equity Transactions

For the consolidated statements of stockholders’ equity (deficit) as of December 31, 2018, the common stock, preferred stock and additional paid in capital reflect the accounting for the stock received by the RMS members as of the Merger as if it was received as of the beginning of the periods presented and the historical accumulated deficit of RMS. As of the closing of the Merger, before the contingent additional exchange shares impact from the sale of new securities, the stock received by RMS was 33,661 shares of Series C Preferred Stock, which was later converted into approximately 33,661,000 shares of common stock, with common stock par value of approximately $33,700 and additional paid-in capital of approximately $3,566,000. The historical accumulated deficit of RMS as of the closing was approximately $9,296,000.

Common Stock Issuance

On January 8, 2019, the Company entered into a securities purchase agreement (the “SPA”) with four purchasers (the “Purchasers”) pursuant to which the four Purchasers invested in the Company an aggregate amount of $2,000,000, with $1,800,000 in cash and $200,000 by cancellation of debt as explained below, in exchange for forty (40) units (the “Units”), each consisting of a convertible note (the “Convertible Note”) with the principal amount of $50,000 and a warrant (the “Warrant”) to purchase common stock (the “common stock”) of the Company at a purchase price of $.075 per share. Pursuant to this SPA, the Company initially offered a minimum of $1,000,000 and a maximum of $6,000,000 Units, and subsequently increased the maximum amount to $8,000,000 (the “Maximum Amount”) of Units at a price of $50,000 per Unit until the earlier of i) the closing of the subscription of the Maximum Amount and ii) March 31, 2019 (the “Termination Date”), subject to the Company’s earlier termination at its discretion. The SPA includes the customary representations and warranties from the Company and purchasers. Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company in exchange for four (4) Units on the same terms as all other Purchasers. Mr. Gorlin subsequently converted the promissory note underlying the Units into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

Each Convertible Note had an interest rate of 12% per annum, a principal amount of $50,000 maturity date of January 8, 2020, and will be convertible into shares of common stock at a price of $0.40 subject to adjustment as provided for in the Convertible Note. Pursuant to the terms of the Convertible Note, each holder of the Convertible Note shall not own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon exercise of such Convertible Note. If defaulted, the penalty interest rate of the Convertible Note shall rise to 18% per annum. In addition, each Warrant is exercisable at a price of $0.75 per share (the “Exercise Price”), subject to adjustments stated therein. The holder of each Warrant may purchase the number of shares of common stock equal to the number of shares of common stock issuable upon conversion of each Convertible Note while the Warrant is exercisable. The Warrants have a term of three years and shall be exercised in cash or on a cashless basis as described in the Warrant agreement. All Convertible Notes have been converted into an aggregate of 18,000,000 shares of common stock.

As reported on Form 8-K filings on January 25, 2019, February 8, 2019, March 15, 2019 and April 5, 2019, the Company entered into other SPA’s with additional purchasers, which brought the aggregate amount of capital raised in all these offerings to $7,200,000, as of that latest date.

As a result of the sales of new securities of at least $5,650,000, the Company issued an additional 17,264 Series C Preferred Stock which automatically converted to 17,263,889 shares of common stock.

All the Convertible Notes from the SPA, as well as the shares of Series C Preferred Stock issued to RMS members, were automatically converted into shares of common stock.

The foregoing description of the SPA, Convertible Note, and Warrant is qualified in its entirety by reference to the respective agreements.

In February 2019, 250,000 shares of common stock were issued pursuant to conversion of short-term debt and accrued interest.

In March 2019, the Company issued an aggregate of 130,085 shares of common stock at $0.40 per share for consulting fees in an amount equivalent to $52,034.

On April 25, 2019, the Company issued 4,225,634 shares of common stock valued at $0.40 per share to Mr. William E. Horne, the Company’s CEO, in a restricted stock award which was 100% vested when issued. The Company recognized approximately $1,690,000 of compensation expense in the quarter ended June 30, 2019 related to the restricted stock award. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this restricted stock award  (as well as the incentive stock options issued in the quarter ended March 31, 2019) would be fully vested if not issued within fifteen days of the Merger. Neither award was issued within that time frame and both awards became fully vested when issued. The aggregate number of shares of common stock from these two awards is 4,475,634 and was calculated based on 7% of the Company’s issued and outstanding common stock as of the closing of the Merger.

During the third quarter of 2019, the Company raised $100,000 by selling 200,000 shares of common stock at $0.50 per share. They also issued the investors 100,000 warrants with an exercise price of $1.00 per share.

In the third quarter of 2019, the Company issued 150,000 shares of common stock to a consultant in consideration of consulting services rendered to the Company. At the time of issuance, the fair market value of the shares was $0.29, and, as a result, $43,500 was expensed in the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2019, 636,480 shares were issued pursuant to conversions of some of our Series B Convertible Preferred Stock (“Stock B Preferred”) and accrued dividends thereunder.

Series B Preferred Stock Preferences

Voting Rights

Holders of our Series B Preferred Stock (“Series B Holders”) have the right to receive notice of any meeting of holders of common stock or Series B Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series B Preferred Stock. Each Series B Holder shall vote on each matter submitted to them with the holders of common stock.

Liquidation

Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each Series B Holder shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefore, a preferential amount in cash equal to the stated value plus all accrued and unpaid dividends. All preferential amounts to be paid to the Series B Holders in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company’s to the holders of the Company’s common stock. The Company accrues these dividends as they are earned each period.

On January 8, 2019, the Company completed the issuance of Convertible Notes with a conversion price of $0.40. As a result, the exercise price on all of the warrants issued with the Series B Preferred Stock was adjusted downward to 90% of that conversion price, or $0.36.

The Company recognized a beneficial conversion feature related to the Series B Preferred Stock of approximately $33,000, which was credited to additional paid-in capital, and reduced the income available to common shareholders. Because the Series B Preferred Stock can immediately be converted by the holder, the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders.

Series B preferred Stock Conversions

During the nine months ended September 30, 2019, 9,250 shares of Series B Preferred Stock, par value $0.001, and accrued dividends were assumed with the Merger and an aggregate of 2,250 shares of Series B Preferred Stock, and accrued dividends, were subsequently converted into an aggregate of 604,167 shares of the Company’s common stock.

Debt Conversion

Convertible Notes

The $750,000 convertible notes payable assumed in the Merger had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding Convertible Notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares of common stock at $0.40 per share, in accordance with the SPA.

In connection with the APA, on January 8, 2019, Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company pursuant to the same terms of the SPA entered into by other investors to consummate the acquisition on January 8, 2019. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

Stock-Based Compensation Plan

2013 Stock Option Incentive Plan

The Company utilizes the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that the stock-based compensation awards are expected to be outstanding.

Including the expense of approximately $1,690,000 related to the restricted stock award to the Company’s CEO, total stock-based compensation expense for the three and nine months ended September 30, 2019 was approximately $1,473 and $1,786,500, respectively. The nine months ended September 30, 2019 includes $1,690,000 of compensation expense related to the Company’s CEO restricted stock award which was 100% vested when issued. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this option grant would be fully vested if not issued within fifteen days of the reverse merger transaction. The restricted stock award was not issued within that time frame and was fully vested when issued.

Stock Option Activity

For the three and nine months ended September 30, 2019, the Company recognized approximately $1,500 and $94,000, respectively, as compensation expense with respect to vested stock options. No compensation expense was recorded prior to the Merger. Since these stock options were assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019. The expense for the nine months ended September 30, 2019 is primarily related to a fully-vested option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement, which stated that this option grant would be fully vested if it was not issued within fifteen days of the Merger. The option was not granted within that time frame and was fully vested when issued.

As of September 30, 2019, there were 9,501 shares of unvested stock options and unrecognized compensation expense totaled approximately $2,400. The remaining expense will be recognized as an expense on a straight-line basis over a remaining weighted average service period.

The following is a summary of stock option activity for the nine months ending September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	$—	—

Assumed with the RMS merger transaction	557,282	$2.78	6.06
Other activity since January 8, 2019:
Granted	250,000	$0.40	9.27
Cancelled	(289,774)	$2.46	—
Outstanding at September 30, 2019	517,508	$1.81	7.62
Exercisable at September 30, 2019	508,007	$1.81	7.62

Note 10 – Commitments & Contingencies

Biotechnology Agreement

On June 21, 2019, the Company entered into a 10-year exclusive and extendable product supply agreement with Rion that will enhance its existing cytotherapy product line, developing a disruptive technology for COPD, the fourth leading cause of death in the U.S. Rion has established a unique exosome technology to harness the healing power of the body. Rion’s novel exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. With this agreement, Rion will serve as the product supplier and will co-develop a proprietary cellular platform with H-CYTE for the treatment of COPD. H-CYTE will control the commercial development and facilitate clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an investigational new drug (IND) application for review by the FDA for treatment of COPD.

Sublease Agreement

The Company entered into a sub-lease agreement for the lease in Alpharetta, Georgia. The period of the lease is from July 1, 2019 to December 31, 2020 and sublessee shall pay to sublessor a minimum rent, of $2,000 per month recognized by the Company as rental income.

Consulting Agreements

The Company has reached a new agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $5,000 per month. The Company incurred expense of approximately $10,000 and $50,000, for the three and nine months ended September 30, 2019, respectively, related to this consulting agreement. Since this agreement was assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 for services related to evaluation and negotiation of future acquisitions, joint ventures, and site evaluations/lease considerations. The duration of the consulting agreement is for a period of twelve months in the amount of $12,500 per month with a $15,000 signing bonus which was paid in full during the quarter ending March 31, 2019. The agreement also provides LilyCon Investments with $35,000 in stock (to be calculated using an annual Variable Weighted Average Price from February 2019 through January 2020) to be granted on the one-year anniversary of this agreement, if the agreement has not been terminated prior to that date. Either party may terminate this agreement with or without cause upon 30 days written notice. For the three and nine months ended September 30, 2019, the Company expensed a total of $37,500 and $115,000 in compensation to LilyCon Investments, respectively.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For the three and nine months ended September 30, 2019, the Company expensed $0 and $71,000 in consulting fees to St. Louis Family Office, respectively.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. Strategos will provide information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by the Lung Health Institute, advocate for legislation that supports policies beneficial to patient access and oppose any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. For the three and nine months ended September 30, 2019, the Company expensed $22,500 and $48,500, respectively.

The Company entered into a consulting agreement with Goldin Solutions, effective August 4, 2019, for media engagement and related efforts, including both proactive public relations and crisis management services. The agreement has a minimum term of six months, with a $33,000 monthly fee payable each month, with the exception of a first month discount of $12,000. For the three and nine months ended September 30, 2019, the Company expensed $54,000.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2020 The Company paid a fixed monthly fee of €4,500 (approximately $5,000) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Total expenses incurred for the distribution center and logistics agreement were approximately $10,080 and $40,080, respectively, for the three and nine months ended September 30, 2019. Since this agreement was assumed on January 8, 2019 as part of the reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

Patent Assignment and Contribution Agreements

The terms of a Contribution and Royalty Agreement dated January 31, 2013 with Dr. Scott Haufe, M.D was assumed in the Merger as of January 8, 2019. This agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. Royalties are payable to Dr. Haufe within 30 days after the close of each calendar quarter based on actual cash collected from sales of applicable products. The royalty period expires on September 6, 2030.

The Company incurred approximately $0 and $1,100 respectively, in royalty expense under the Contribution and Royalty agreement for the three months and nine months ended September 30, 2019, all of which was included in accounts payable at September 30, 2019. Since this agreement was assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019.

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to two affiliated physicians related to LI Nashville, LI Scottsdale, LI Pittsburgh, and LI Dallas. For the three and nine months ending September 30, 2019, payments totaling approximately $42,000 and $105,000 respectively were made to these affiliates.

Note 11 – Short-term Debt

Notes Payable

Short-term financing payable relates to financing arrangements for Directors and Officers and general liability insurance premiums that were financed at various points throughout 2018 and 2019 and two promissory notes assumed in the merger transaction.

These financing arrangements require aggregate monthly payments of approximately $18,000, with interest rates ranging from 7% to 12.8% and are to be paid in full by July 2020. The financing arrangements had balances of approximately $114,000 at September 30, 2019 and $31,000 at December 31, 2018. Interest expense related to these arrangements was approximately $2,000 and $4,300 for the three and nine months ended September 30, 2019, respectively, and was $0 for the three and nine months ended September 30, 2018 respectively.

Two promissory notes payable assumed in the Merger are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. During the third quarter, the Company finalized an eighteen-month extension that extended the maturity date to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $95,000 at September 30, 2019. The Company incurred interest expense related to the promissory notes for the three and nine months ended September 30, 2019 in the amount of approximately $400 and $2,500, respectively; no interest expense was incurred during 2018 as these notes were assumed on January 8, 2019.

The Company’s interest expense of approximately $50,000 and $121,000 for the three and nine months ended September 30, 2018, respectively, was related to convertible debt not assumed in the Merger as of January 8, 2019.

Convertible Notes

The Convertible Notes payable represents a securities purchase agreement with select accredited investors, which was assumed in the Merger. The debt assumed by the Company consisted of $750,000 of units (the “Units”) with a purchase price of $50,000 per Unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Warrants were initially exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants. The Convertible Notes are secured by all of the assets of the Company.

The Company recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of $505,424 and $244,576, respectively. Interest expense related to the discount on these convertible notes for the three and nine month period ending September 30, 2019 was approximately $24,000 and $151,900, respectively. The Company recognized approximately $19,300 and $60,500, respectively, in unpaid accrued interest expense related to the notes for the three and nine months ended September 30, 2019.

The Convertible Notes sold in the offering were initially convertible into an aggregate of 1,875,000 shares of common stock. The down round feature was triggered on January 8, 2019, and the conversion price of the Convertible Notes was adjusted to $0.36. The Company recognized the down round as a deemed dividend of approximately $288,000 which reduced the income available to common stockholders.

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding Convertible Notes plus accrued interest was converted into an aggregate of 251,667 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the SPA subsequent to the trigger of the down round feature. The convertible notes had maturity dates between August and September 2019.

The Company negotiated a short-term extension with two of the three noteholders through the expected closing of the Series D Security Purchase Agreement (the “Short-term Extension Notes”). As of September 30, 2019, approximately $479,000, which includes the principal balance of $350,000, fees and penalties of approximately $80,000 and accrued interest of approximately $49,000 is due to the two Short-term Extension Notes noteholders.

The Company also reached an extension with the third noteholder which extended the maturity date of the loan for one year, until September 30, 2020. This note has a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total amount due of approximately $425,000 (the “New Principal”) as of September 30, 2019. This amount has been rolled into a new note effective September 30, 2019 (the “One Year Extended Note”). Additionally, approximately 424,000 warrants were issued in connection with the One Year Extended Note. The fair market value of the warrants on September 18, 2019, the day the warrants were issued, was approximately $106,000, which the Company recognized as an expense in the three months ended September 30, 2019.

In the aggregate, the new principal balance on these convertible notes as of September 30, 2019 is approximately $775,000 which is comprised of the original principal balance of $350,000 on the Short-term Extension Notes plus $425,000 for the New Principal on the One Year Extended Note.

Note 12 – Derivative Liability Warrants

In connection with the securities purchase agreements executed in May 2018 the Company issued 108,250 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Shares”) and warrants to purchase 2,312,500 shares of the Company’s common stock. The warrants had a three-year term at an exercise price of $0.75. The warrants contain two features such that in the event of a downward price adjustment the Company is required to reduce the strike price of the existing warrants (first feature or “down round”) and issue additional warrants to the award holders such that the aggregate exercise price after taking into account the adjustment, will equal the aggregate exercise price prior to such adjustment (second feature or “additional issuance”).

On January 8, 2019 the Company issued equity securities which triggered the down round and additional issuance warrant features. As a result, the exercise price of the warrants was lowered from $0.75 to $0.40 and 2,023,438 additional warrants were issued. The inclusion of the additional issuance feature caused the warrants to be accounted for as liabilities in accordance with ASC Topic 815.

The fair market value of the warrants, approximately $1,200,000, has been recorded as a derivative liability in the purchase price allocation as a measurement period adjustment during the period ended September 30, 2019 (see Note 3). The derivative liability has been remeasured to fair value at the end of each reporting period and the cumulative change in fair value, approximately $884,000, has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three and nine month period ended September 30, 2019. The fair value of the derivative liability included on the consolidated balance sheet was approximately $332,000 as of September 30, 2019.

Note 13 - Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices used for volatility were available in an active market.

A summary of the Company’s warrant issuance activity and related information for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38		1.78

Issued	20,647,437	$0.72		2.36
Outstanding and exercisable at September 30, 2019	32,756,180	$.96	(1)(2)	2.15

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The inputs used in the Black-Scholes valuation technique to value each of the warrants issued at September 30, 2019 as of their respective issue dates are as follows:

Event Description	Date	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	$0.40	$0.75	$0.24	3 years	2.57	115.08
Antidilution provision(3)	1/8/2019	$0.40	$0.40	$0.28	3 years	2.57	115.08
Private placement	1/18/2019	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	$0.51	$0.75	$0.31	3 years	2.21	112.79
Private placement	4/4/2019	$0.48	$0.75	$0.29	3 years	2.29	112.77
Private placement	7/15/2019	$0.53	$1.00	$0.31	3 years	1.80	115.50
Convertible debt extension	9/18/2019	$0.40	$0.75	$0.25	3 years	1.72	122.04

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

(3) The Company had warrants that triggered the required issuance of an additional 2,023,438 warrants as a result of the Company’s capital raise that gave those new investors a $0.40 per share investment price which required the old warrant holders to receive additional warrants since their price was $0.75 per share.

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

Note 14 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $11,616,000 and $2,295,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Biomedical products and services division will incur losses until sufficient revenue volume and geographical coverage is attained utilizing the infusion of capital resources to expand marketing and sales initiatives.

In April 2019, the Company determined that their contract manufacturer was not able to meet the quality and quantity requirements for producing the DenerveX product. As a result, the manufacture of the DenerveX product has been temporarily suspended while the Company sources alternative manufacturing options. Additionally, in the Company’s review and evaluation of its current distribution channels, the Company has determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated, and all other representatives have been notified that the Company is temporarily suspending the manufacture and sale of the DenerveX product while the Company sources alternative manufacturing and distributor options as well as considers other product monetizing strategies, including strategic partnerships. The H-CYTE operations will continue to incur losses until the plan for the DenerveX System monetization is determined and executed.

The Company’s independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2018. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until its products can generate enough revenue to offset its operating expenses. The Company, through September 2019, raised $7,100,000 (excluding $200,000 of debt conversions) year to date.

The Company pursued raising additional funds from the sale of equity securities. On June 7, 2019 the Board of Directors approved a new private placements securities offering up to $8,500,000 of common stock at a price of $0.50 per share, and a three-year warrant to purchase such number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable as part of this offering (the “Warrants”), at an exercise price of $1.00 per share. The Company raised $100,000 from these new private placement securities since June 30, 2019. The aforementioned security offering has been terminated.

On October 26, 2019, the Board of Directors approved a new private placement securities offering up to $9,750,000 of Series D Preferred Stock (“Series D Preferred”). The terms of this offering are up to $9,750,000 to be raised at $.41 per share with 100% warrant coverage at $.75 per share for a term of ten years. The Series D Preferred will carry an annual 8% cumulative dividend payable upon a liquidation or redemption. For any other dividends, the Series D Preferred will participate with common stock on an as-converted basis.

On July 25 and July 26, 2019, the Company issued two promissory notes (the “Notes”) in the aggregate principal amount of $900,000 to Horne Management, LLC, and controlled by Mr. William E. Horne, the Chief Executive Officer of the Company. The Notes bear an interest rate of 5.5% per annum and are due on demand. The Company has received the funds represented by the Notes. On September 26, 2019, the Company issued a promissory note to Horne Management, LLC, for $350,000. The Terms of the Note are:

●	12% interest rate with a maturity date of March 26, 2020.
●	If the Company is unable to pay the loan as of March 26, 2020, the interest rate increases to 15%.
●	If the Company does not pay back the principal and interest by November 26, 2019, the Company shall issue to Lender a three-year warrant to purchase 400,000 shares of the Company’s common stock at a purchase price of $0.75 per share.

The Company has certain convertible promissory notes in the aggregate principal amount of approximately $650,000 that originally matured in August and September 2019. The convertible notes are secured by all of the assets of the Company. The Company negotiated an extension with two of the three noteholders through the expected closing of the Series D Preferred .There were certain fees and penalties that were negotiated along with these extensions in the aggregate amount of approximately $80,000. The Company also reached an extension with the third noteholder which extended the maturity date of the loan for one year, until September 30, 2020, plus interest and penalties. The penalties associated with the extension of this loan were approximately $125,000 as outlined in the terms of the original agreement. The total liability on these notes including principal, accrued interest, and penalties is approximately $904,000.

There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. If the Company is required to curtail operations, there would be substantial doubt about the Company’s ability to continue as a going concern. Cash as of September 30, 2019 was approximately $368,000. The present level of cash and the fourth quarter raise to date may not be sufficient to satisfy the Company’s current operating requirements, as such, the additional raising of funds is required.

The unaudited consolidated financial statements do not include any adjustments to the carrying value of amounts of its assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 15 - Subsequent Events

Horne Management, LLC loaned H-CYTE $150,000 on October 28, 2019, for working capital purposes. The terms of the loan are as follows:

●	12% interest rate with a maturity date of April 28, 2020.
●	If the Company does not pay back the principal and interest by December 28, 2019, the Company shall issue to Lender a three-year warrant to purchase 171,429 shares of the Company’s common stock at a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

On November 13, 2019 the Company issued a promissory note (the “Note”) with a principal amount of $235,000 to Horne Management, LLC. The Note bears an interest rate of 12% per annum and is due on demand. The terms of the note are:

●	12% interest rate with a maturity date of May 13, 2020.
●	If the Company does not pay back the principal and interest by January 13, 2020, the Company shall issue to Lender a three-year warrant to purchase 268,571 shares of the Company’s common stock at a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

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

Overview

On July 11, 2019, Medovex Corp. (“MedoveX”) changed its named to H-CYTE, Inc. (“H-CYTE” or the “Company”) by filing a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT, became effective with FINRA on July 15, 2019.

On October 18, 2018, H-CYTE (formerly named MedoveX) entered into an Asset Purchase Agreement with Regenerative Medicine Solutions, LLC, RMS Shareholder, LLC (“Shareholder”), Lung Institute LLC (“LI”), RMS Lung Institute Management LLC (“RMS LI Management”) and Cognitive Health Institute Tampa, LLC (“CHIT”), (collectively “RMS”). On January 8, 2019, the Asset Purchase Agreement was amended, and the Company acquired certain assets and assumed certain liabilities of RMS as reported in the 8-K/A filed in March of 2019. Based on the terms of the Asset Purchase Agreement and its amendment, the former RMS members had voting control of the combined company as of the closing of the RMS acquisition. For accounting purposes, the acquisition transaction has been treated as a reverse acquisition whereby the Company is deemed to have been acquired by RMS and the historical financial statements prior to the acquisition date of January 8, 2019 now reflect the historical financial statements of RMS.

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

On June 21, 2019, H-CYTE entered into an agreement with Rion LLC (“Rion”) to develop a disruptive cytotherapy technology for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics. This will be managed through a new Rion division of H-CYTE. Rion has established a novel technology to harness the healing power of the body. Rion’s novel exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems.

With this agreement, Rion will serve as the product supplier and will co-develop a proprietary cellular platform with H-CYTE for the treatment of COPD. H-CYTE will control the commercial development and facilitate clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an investigational new drug (IND) application for review ty the U.S. Food and Drug Administration (“FDA”) for treatment of COPD.

The Company is also in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe. The Company received CE marking in June 2017 for the DenerveX System, and it is now commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company plans to seek approval for the DenerveX System from the FDA in the United States. The Company is presently reevaluating its approaches to revenue generation including the continuing use of distribution channels, source of manufacturing, and evaluating joint venture opportunities.

In April, the Company determined that their contract manufacturer was not able to meet the quality and quantity requirements for producing the DenerveX product. As a result, the manufacture of the DenerveX product has been temporarily suspended while the Company sources alternative manufacturing options. Additionally, in the Company’s review and evaluation of its current distribution channels, the Company has determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated, and all other representatives have been notified that the Company is temporarily suspending the manufacture and sale of the DenerveX product while the Company sources alternative manufacturing and distributor options as well as considers other product monetizing strategies, including joint venture opportunities.

In July 2019, the Company signed a new engineering feasibility proposal that will confirm a new sterilization process will be a slightly less expensive option and expand the shelf life of DenerveX from six months to a minimum of one year and potentially up to three years. The longer shelf life will help the distributors reach more end-users as many hospital systems and medical practitioners will not purchase medical products with less than a one-year shelf life. The Company still considers the United States to be a target market and it remains the Company’s goal to seek FDA approval. The Company anticipates that it will do so once it is back in production and generating revenue through sales in Europe and other approved countries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On a continual basis, we evaluate our estimates and judgments, including those described in greater detail below.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K as well as in the notes to our unaudited consolidated financial statements for the nine months ended September 30, 2019 included in this Quarterly Report on Form 10-Q. The December 31, 2018 financial information included in the Company’s Annual Report on Form 10-K reflect the historical financial information of the H-CYTE (formerly MedoveX) business and do not include the RMS financial information. With the reverse merger accounting, historical financial information for periods prior to the Merger on January 8, 2019 presented in the comparative consolidated financial statements and footnotes included in the 2019 Quarterly Reports on Form 10-Q will only reflect the historical financial information related to RMS.

Results of Operations - Three and Nine Months Ended September 30, 2019 and 2018

Revenue, Cost of Sales and Gross Profit

The Company recorded gross revenue for the three and nine months ended September 30, 2019 of approximately $2,742,000 and $6,498,000, respectively. The Company recorded gross revenue for the three and nine months ended September 30, 2018 of approximately $1,537,000 and $6,881,000 respectively. The decrease in revenue for the nine months ended September 30, 2019 is mainly attributable to a decrease in the number of treatments provided by the biomedical services business (RMS). The revenue for the nine months ended September 30, 2019 is derived predominantly from RMS and the revenue for the nine months ended September 30, 2018 is exclusively RMS.

For the three and nine months ended September 30, 2019 the Company incurred approximately $550,000 and $1,539,000, in cost of sales, respectively. For the three and nine months ended September 30, 2018 the Company incurred approximately $504,000 and $1,979,000, in costs of sales, respectively. The cost of sales for the three and nine months ended September 30, 2019 is derived predominantly from RMS and the cost of sales for the three and nine months ended September 30, 2018 is exclusively from the RMS business.

The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the biomedical services business, RMS. Medical supplies are predominantly variable costs and based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments currently being provided can be handled adequately with the Company’s present level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

The increase in cost of sales for the three months ending September 30, 2019 as compared to the prior year is attributable to more treatments being completed. The decrease in cost of sales for the nine months ending September 30, 2019 as compared to the prior year is attributable to reduced costs for medical supply purchases from cost control initiatives as well as reduced variable costs associated with reduced revenue volume and the ability to perform treatments using fewer staff members.

For the three and nine months ended September 30, 2019 the Company generated a gross profit totaling approximately $2,192,000 (80%) and $4,959,000 (76%), respectively. For the three and nine months ended September 30, 2018, the Company generated a gross profit totaling $1,033,000 (67%) and $4,902,000 (71%), respectively. The increase in gross margin for the three months ending September 30, 2019 as compared to the prior year is attributable to increased revenue and less than proportional cost of sales increases from cost controls for medical supply purchases and the ability to perform treatments using fewer staff members. The increase in gross margin for the nine months ended September 30, 2019, is due to reduced cost of sales from cost controls for medical supply purchases and the ability to perform treatments using fewer staff members, net of revenue decline.

Operating Expenses

Salaries and Related Costs

For the three and nine months ended September 30, 2019, the Company incurred approximately, $1,914,000 and $7,079,000 in salaries and related costs, respectively. For the three and nine months ended September 30, 2018, the Company incurred approximately $895,000 and $3,073,000, in salaries and related costs, respectively. Included in salaries and related costs for the three and nine months ended September 30, 2019 was approximately $1,690,000 in compensation expense related to the 4,225,634 shares of common stock valued at $.40 per share issued to Mr. William E. Horne on April 25, 2019. These shares were fully-vested upon the issuance of a restricted stock award, pursuant to his employment agreement with the Company, which stated that this award would be fully vested if it was not issued within fifteen days of the Merger. The restricted stock award was not issued within that time frame and was fully vested when issued. The Company recognized approximately $1,690,000 of compensation expense in the quarter ended June 30, 2019. The remaining increase in salaries and related costs is primarily attributable to the three and nine months ended September 30, 2018 reflecting only the expenses of the RMS business and 2019 reflecting the consolidated costs for RMS and H-CYTE. Excluding the stock compensation expense of approximately $1,690,000, the Company anticipates that salaries and related costs will continue at a comparable or reduced level in the future. Salary-related expenses are currently under review in order to determine cost-saving measures to assist the Company in its pursuit of becoming a leading biomedical services company and the Company may or may not reduce these expenses going forward.

Other General and Administrative

For the three and nine months ended September 30, 2019, the Company incurred approximately, $2,026,000 and $5,310,000 in other general and administrative costs, respectively. For the three and nine months ended September 30, 2018, the Company incurred approximately $809,000 and $2,483,000, in other general and administrative costs, respectively. The increase is attributable to the three and nine months ended September 30, 2018 reflecting only the expenses of the RMS business and 2019 reflecting the consolidated business costs for RMS and H-CYTE.

Of the total other general and administrative costs, for the three and nine months ended September 30, 2019, professional fees were approximately $523,000 and $1,379,000, respectively. For the three and nine months ended September 30, 2018, professional fees were approximately $183,000 and $318,000, respectively. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to maintain CE Mark in Europe. The Company has incurred additional accounting, consulting and legal fees due to the cost of being a public company and costs related to the reverse acquisition accounting in 2019 and 2018.

The Company anticipates that the other general and administrative expenses will continue at a comparable rate in the future and include the continued costs of operating as a public company.

Advertising

For the three and nine months ended September 30, 2019, the Company had approximately $1,468,000 and $4,188,000 respectively, in advertising costs, as compared to $279,000 and $1,436,000 for the three and nine months ended September 30, 2018. The increases were attributable to increased marketing efforts to promote the Company’s healthcare medical biosciences business. We expect these expenses will continue at a comparable rate as we expand penetration in existing markets.

Depreciation and Amortization

For the three and nine months ended September 30, 2019, the Company recognized approximately $212,000 and $632,000 respectively, in depreciation and amortization expense. Of that, the Company recognized approximately $184,000 and $552,000 for the three and nine months ended September 30, 2019, respectively, in amortization expense related to the technology intangibles that arose as a result of the reverse merger by RMS of H-CYTE. For the three and nine months ended September 30, 2018, the Company recognized approximately $28,000 and $80,000 respectively, in depreciation expense.

Departure of Directors and Certain Officers, Election of Directors, Appointment of New Board Members and Officers.

On January 8, 2019, in connection with the APA, the Board of Directors of the Company (“the Board”) appointed Michael Yurkowsky and Raymond Monteleone as additional members of the Board.

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

Mr. Raymond Monteleone is to receive $5,000 per Board meeting. Besides this arrangement and the consulting agreement (see Note 8), there are no arrangements or understandings between the Company and Mr. Monteleone and any other person or persons pursuant to which Mr. Monteleone was appointed as a member of the Board and there is no family relationship between Mr. Monteleone and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

On February 4, 2019, the Board accepted the resignation of Mr. Charles Farrahar as the Chief Financial Officer, effective immediately. Mr. Farrahar resigned as the Chief Financial Officer for personal reasons and not as a result of any disputes or disagreements between Mr. Farrahar and the Company on any matter relating to the Company’s operations, policies, accounting policies, or practices.

On February 4, 2019, the Board of the Company appointed Mr. Jeremy Daniel as the Chief Financial Officer of the Company. There are no arrangements or understandings between the Company and Mr. Daniel.

On February 15, 2019, Dennis Moon resigned from his position as the Executive Vice President of the Company, effective immediately. Mr. Moon resigned from his position at the Company for personal reasons, not as a result of or caused by any disagreements between Mr. Moon and the Company on any matter relating to the Company’s operations, policies, or practices.

On June 7, 2019, the Board appointed Briley Cienkosz as Chief Marketing Officer, Gary Mancini as Chief Relationship Officer, and Ann Miller as Chief Operating Officer of the Company. There are no arrangements or understandings between the Company and these new officers. There are no family relationships between the new officers and any other director or executive officer of the Company, or any person nominated or chosen by the Company to become a director or executive officer.

On July 29, 2019, the Board appointed Dr. Andre Terzic to the Board. Dr. Andre Terzic, 57, has served as a director at the Center for Regenerative Medicine of Mayo Clinic in Rochester, Minnesota for the last five years. Dr. Andre Terzic is the Chair of the Pharmaceutical Science and Clinical Pharmacology Advisory Committee of Food and Drug Administration, the President of the American Society for Clinical Pharmacology & Therapeutics, and one of the co-founders of Rion. Rion is a Minnesota Bio-tech Company focused on cutting-edge regenerative technologies. Dr. Terzic received his M.D. at University of Belgrade in Paris, France in 1985 and his Ph.D. from the Department of Pharmacology of University of Illinois in 1991.

On July 30, 2019, the Board appointed Dr. Atta Behfar as a member of the Board. Dr. Atta Behfar, 42, has worked as a cardiologist at the Department of Cardiovascular Medicine of Mayo Clinic for the last five years. Dr. Atta Behfar is a Director of the Van Cleve Cardiac Regenerative Medicine program at Mayo Clinic and one of the founders of Rion. Dr. Behfar received a Bachelor of Science degree in Biochemistry from Marquette University in 1998 and a M.D. and Ph.D. from Mayo Clinic College of Medicine, Mayo Graduate School in 2006.

Funding Requirements

We anticipate our cash expenditures will increase as we continue to operate as a publicly traded entity, as we move forward with increased sales and marketing initiatives for the Biomedical products and services and investing in the Rion division and as we incur losses associated with temporarily suspending the manufacture and sale of the DenerveX product. In addition, the Company is pursuing the acquisition of new technologies to expand the business lines and with the intent of increasing profitability.

The present level of cash is insufficient to satisfy our current operating requirements. The Company is seeking additional sources of funds from the sale of equity or debt securities or through a credit facility. There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, if at all.

The Company is pursuing raising additional funds from the sale of equity securities. On June 7, 2019 the Board approved a new private placements securities offering up to $8,500,000 of common stock at a price of $0.50 per share, and a three-year warrant to purchase such number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable as part of this Agreement (the “Warrants”), at an exercise price of $1.00 per share. The Company raised $100,000 from these new private placement securities since June 30, 2019. This offering was terminated on August 30, 2019.

The Company expects to close on $6,000,000 of the Series D Preferred offering replacing the $8,500,000 offering adopted by the Board on June 7, 2019, with an offering for up to $9,750,000. Such closing is expected to be completed by the end of November 2019.

Going Concern

The Company incurred net losses of approximately $11,615,000 and $2,295,000 for the nine months ended September 30, 2019 and 2018, respectively.

The RMS products and services division will incur losses until sufficient revenue volume and geographical coverage is attained utilizing the infusion of capital resources to expand marketing and sales initiatives. The H-CYTE operations will continue to incur losses until the plan for the DenerveX System commercialization is determined and executed.

The Company’s independent registered public accounting firm has included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2018. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since its inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until its products can generate enough revenue to offset its operating expenses. The Company, through September 2019, had raised $7,100,000 (excluding $200,000 of debt conversions) year to date in additional cash to sustain the Company. Cash as of September 30, 2019 was approximately $368,000. The present level of cash is insufficient to satisfy our current operating requirements.

The Company is pursuing raising additional funds from the sale of equity securities. In the third quarter of 2019, the Company raised $100,000 by selling 200,000 shares of commons stock at $0.50 per share. The Company also issued the investors 100,000 warrants with an exercise price of $1.00 per share. The Company expects to close on $6,000,000 of the Series D Preferred offering replacing the $8,500,000 offering adopted by the Board on June 7, 2019, with an offering for up to $9,750,000. Such closing is expected to be completed by the end of November 2019.

There can be no assurances that the Company will be able to obtain additional financing on commercially reasonable terms, if at all. If the Company is required to curtail operations, there would be substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Since its inception, the Company has incurred losses and anticipates that we will continue to incur losses for the foreseeable future.

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

Debt

On July 25 and July 26, 2019, the Company issued two promissory notes (the “Notes”) in the aggregate principal amount of $900,000 to Horne Management, LLC, and controlled by Mr. William E. Horne, the Chief Executive Officer (“CEO”) of the Company. The Notes bear an interest rate of 5.5% per annum and are due on demand. The Company has received the funds represented by the Notes. On September 26, 2019, the Company issued a promissory note to Horne Management, LLC, for $350,000. The Terms of the Note are:

●	12% interest rate with a maturity date of April 28, 2020.
●	If the Company does not pay back the principal and interest by December 28, 2019, the Company shall issue to Lender a three-year warrant to purchase 171,428 shares of the Company’s common stock at a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

On October 28, 2019 the Company issued a promissory note (the “Note”) with a principal amount of $150,000 to Horne Management, LLC and controlled by Mr. William E. Horne, the CEO of the Company. The Note bears an interest rate of 12% per annum and is due on demand. The terms of the note are:

●	12% interest rate with a maturity date of April 28, 2019
●	If the Company does not pay back the principal and interest by December 28, 2019, the Company shall issue to Lender a three-year warrant to purchase 171,429 shares of the Company’s common stock at a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

On November 13, 2019 the Company issued a promissory note (the “Note”) with a principal amount of $235,000 to Horne Management, LLC and controlled by Mr. William E. Horne, the CEO of the Company. The Note bears an interest rate of 12% per annum and is due on demand. The terms of the note are:

●	12% interest rate with a maturity date of May 13, 2020.
●	If the Company does not pay back the principal and interest by January 13, 2020, the Company shall issue to Lender a three-year warrant to purchase 268,571 shares of the Company’s common stock at a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

The $750,000 convertible notes payable assumed in the Merger, had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding Convertible Notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.40 per share, which was the conversion price per the securities purchase agreement. The $650,000 remaining principal balance of these convertible notes mature in August and September 2019. The convertible notes are secured by all the assets of the Company.

During the third quarter, the Company negotiated extensions of for two of these convertible notes until the closing of the Series D Preferred. The third note was extended to September 2020. The total liability covered by these notes is $775,000. The extensions required certain interest adjustments and transaction fees.

The Company has certain promissory notes with outstanding balances of approximately $95,000 at September 30, 2019. The notes had a maturity date of August 1, 2019, but the Company successfully reached an agreement on August 12, 2019 for an eighteen-month extension on the notes.

In connection with the APA, on January 8, 2019, Steve Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company pursuant to the same terms of the security purchase agreement entered into by other investors to consummate the acquisition in January 8, 2019. The promissory note was converted into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

Cash activity for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 is summarized as follows:

Working Capital Deficit

	As Of
	September 30, 2019	December 31, 2018
Current Assets	$764,000	$150,000
Current Liabilities	7,268,000	2,193,000
Working Capital Deficit	$6,504,000	$2,043,000

Cash Flows

Cash activity for the nine months ended September 30, 2019 and 2018 is summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(7,906,764)	$(2,378,418)
Cash used in investing activities	(389,577)	(207,895)
Cash provided by financing activities	8,594,590	2,412,800
Net increase (decrease) in cash	$298,249	$(173,513)

As of September 30, 2019, the Company had approximately $368,000 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

Contractual Debt Obligations

Contractual debt obligations relate to financing arrangements for D&O and general liability insurance premiums that were financed at various points throughout 2018 and the first quarter of 2019, and two promissory notes and Convertible Notes assumed in the Merger.

These insurance financing arrangements require aggregate monthly payments of approximately $18,000, reflect interest rates ranging from 7% to 12.8% and are to be paid in full by April 2020 and had balances of approximately $114,000 September 30, 2019 and $31,000 at December 31, 2018. Interest expense related to these insurance financing arrangements was approximately $2,200 and $5,200 for the three and nine months ended September 30, 2019, respectively, and was $0 for the three and nine months ended September 30, 2018 respectively.

Payments on both promissory notes assumed are due in aggregate monthly installments of approximately $5,700 and carry an interest rate of 5%. Both notes had a maturity date of August 1, 2019 and the Company was successful in reaching an agreement resulting in the extension on the notes until March 1, 2020 with no change in the interest rate and no penalties were incurred. The promissory notes had outstanding balances of approximately $103,000 at date of the Merger and approximately $95,000 at September 30, 2019.

The Convertible Notes represent a securities purchase agreement with select accredited investors, which were assumed in the Merger. The debt consisted of $750,000 of Units at a purchase price of $50,000 per Unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The warrants were initially exercisable at a price equal to the lesser of $0.75 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of the debt and/or equity securities completed by the Company following the issuance of warrants.

The $750,000 Convertible Notes payable assumed in the acquisition transaction with RMS had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding Convertible Notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.40 per share, which was the conversion price per the securities purchase agreement. The $650,000 remaining principal balance of these convertible notes mature in August and September 2019. The Convertible Notes are secured by all the assets of the Company. The Company successfully negotiated an extension to the maturity date; for two of the three notes ($350,000) until the initial closing of the Series D Preferred and for the third note ($300,000) until September 30, 2020.

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding Convertible Notes was converted into an aggregate of 277,778 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the securities purchase agreement subsequent to the trigger of the down round feature.

On July 25, 2019 and July 26, 2019, H-CYTE, Inc. (the “Company”) issued two promissory notes (the “Notes”) in the principal amount (the “Principal Amount”) of $900,000 to Horne Management, LLC controlled by Mr. William E. Horne, the Chief Executive Officer of the Company. The Notes bear an interest rate of 5.5% per annum and are due on demand. The Company has received the funds represented by the Notes.

In addition, awaiting the funding of the capital raise to be closed in the early part of the fourth quarter, the Chief Executive Officer loaned H-CYTE $350,000 on September 26, 2019, for working capital purposes. The terms of the loan as follows:

●	12% interest rate with a maturity date of March 26, 2020.
●	If the Company is unable to pay the loan as of March 26, 2020, the interest rate increases to 15%.
●	If the Company does not pay back the principal and interest by November 26, 2019, the Company shall issue to Lender a three-year warrant to purchase 400,000 shares of the Company’s common stock at a purchase price of $0.75 per share.

On October 28, 2019 the Company issued a promissory note (the “Note”) with a principal amount of $150,000 to Horne Management, LLC and controlled by Mr. William E. Horne, the CEO of the Company. The Note bears an interest rate of 12% per annum and is due on demand. The terms of the note are:

●	12% interest rate with a maturity date of April 28, 2019
●	If the Company does not pay back the principal and interest by December 28, 2019, the Company shall issue to Lender a three-year warrant to purchase 171,429 shares of the Company’s common stock at a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

On November 13, 2019 the Company issued a promissory note (the “Note”) with a principal amount of $235,000 to Horne Management, LLC and controlled by Mr. William E. Horne, the CEO of the Company. The Note bears an interest rate of 12% per annum and is due on demand. The terms of the note are:

●	12% interest rate with a maturity date of May 13, 2020.
●	If the Company does not pay back the principal and interest by January 13, 2020, the Company shall issue to Lender a three-year warrant to purchase 268,571 shares of the Company’s common stock at a purchase price of $0.75 per share.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

Commitments

Biotechnology Agreement

The Company entered into a 10-year exclusive and extendable supply agreement with Rion that will enhance its existing cytotherapy product line, developing a disruptive technology for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel technology to harness the healing power of the body. Rion’s novel exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems.

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

Sublease Agreement

The Company entered into a sub-lease agreement for the lease in Alpharetta, Georgia. The period of the lease is from July 1, 2019 to December 31, 2020 and sublessee shall pay to sublessor a minimum rent, of $2,000 per month.

Consulting Agreements

The Company has reached a new agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $5,000 per month. The Company incurred expense of $10,000 and $49,999, for the three and nine months ended September 30, 2019 related to this consulting agreement. Since this agreement was assumed January 8, 2019 as part of the reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 for services related to evaluation and negotiation of future acquisitions, joint ventures, and site evaluations/lease considerations. The duration of the is for a period of twelve months in the amount of $12,500 per month with a $15,000 signing bonus which was paid in full during the quarter ending March 31, 2019. The agreement also provides LilyCon Investments with $35,000 in stock (calculated using an annual Variable Weighted Average Price from February 2019 through January 2020) to be granted on the one-year anniversary of this agreement, if the agreement has not been terminated prior to that date. Either party may terminate this agreement with or without cause upon 30 days written notice. For the three and nine months ended September 30, 2019, the Company has expensed a total of $37,500 and $115,000 in compensation to LilyCon Investments, respectively.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For the three and nine months ended September 30, 2019, the Company has expensed $0 and $71,000 in consulting fees to St. Louis Family Office, respectively.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. Strategos will provide information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by the Lung Health Institute, advocate for legislation that supports policies beneficial to patient access and oppose any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. For the three and nine months ended September 30, 2019, the Company has expensed $22,500 and $48,500, respectively.

The Company entered into a consulting agreement with Goldin Solutions for media engagement and related efforts. The agreement was effective August 4, 2019 for a minimum period of six months including both proactive public relations and crisis management services, with a $33,000 monthly fee payable each month with a first month discount of $12,000. For the three and nine months ended September 30, 2019, the Company has expensed $54,000 and $54,000, respectively.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exported to the EU through June 2019. The Company pays a fixed monthly fee of €4,500 (approximately $5,000) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Total expenses incurred for the distribution center and logistics agreement were approximately $10,080 and $40,080, respectively, for the three and nine months ended September 30, 2019. Since this agreement was assumed January 8, 2019 as part of the reverse merger transaction, there were no historical costs related to this prior to January 8, 2019. The Company reported a higher expense amount related to this agreement in the second quarter of 2019, but it was deemed an immaterial amount.

Patent Assignment and Contribution Agreements

The terms of a Contribution and Royalty Agreement dated January 31, 2013 with Dr. Scott Haufe, M.D was assumed in the Merger as of January 8, 2019. This agreement provides for the Company to pay Dr. Haufe royalties equal to 1% of revenues earned from sales of any and all products derived from the use of the DenerveX technology. Royalties are payable to Dr. Haufe within 30 days after the close of each calendar quarter based on actual cash collected from sales of applicable products. The royalty period expires on September 6, 2030.

The Company incurred approximately $0 and $1,100 respectively, in royalty expense under the Contribution and Royalty agreement for the three months and nine months ended September 30, 2019, all of which was included in accounts payable at September 30, 2019. Since this agreement was assumed January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to two affiliated physicians related to LI Nashville, LI Scottsdale, LI Pittsburgh, and LI Dallas. For the three and nine months ending September 30, 2019, payments totaling approximately $42,000 and $105,000 respectively were made to these affiliates.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019 and concluded that the Company has a material weakness in disclosure controls and procedures as of September 30, 2019.

The Company has an ineffective control environment due to a lack of internal resources with expertise to determine entries and disclosures related to some of the Company’s more complex transactions. Management believes this lack of internal expertise has been somewhat mitigated by continuing to retain consultants with this expertise in the quarter ended September 30, 2019. This material weakness in the Company’s disclosure controls and procedures will be further remediated in 2019.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2019, the Company received proceeds of $100,000 and issued 200,000 of common stock at a price of $0.50 per share, and a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

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

Date: November 14, 2019

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

