Form 10-K
period 2019-12-31
H-CYTE, INC.
filed 2020-04-22
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)	Emerging growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2019, was $17,123,340. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on March 25, 2020 was approximately $3,928,028. Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 21, 2020, 99,878,079 shares of the registrant’s common stock were outstanding.

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

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in medical therapy and product research and development; that existing and potential partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses; to what the effect of the current COVID 19 pandemic will have on the Company as further discussed herein. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

Overview

On July 11, 2019, MedoveX Corp. (“MedoveX”) changed its named to H-CYTE, Inc. (“H-CYTE” or the “Company”) by filing a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT, became effective with FINRA on July 15, 2019. H-CYTE was incorporated in Nevada on July 30, 2013 as SpineZ Corp.

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

Prior to the merger of H-CYTE and RMS on January 8, 2019 (the “Merger”), the consolidated results for H-CYTE included the financial activities of Regenerative Medicine Solutions, LLC, LI, RMS Nashville, LLC (“Nashville”), RMS Pittsburgh, LLC (“Pittsburgh”), RMS Scottsdale, LLC (“Scottsdale”), RMS Dallas, LLC (“Dallas”), State, LLC (“State”), Cognitive Health Institute of Tampa (“CHIT”), RMS LI Management, and Shareholder. H-CYTE included Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”).

As of the Merger, the consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC (formerly Blue Zone Health Management, LLC), MedoveX Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (LI Tampa formerly Blue Zone Lung Tampa, LLC) and the results of the aforementioned VIE’s. Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale.

Evolving Impact of COVID-19

The recent coronavirus outbreak (“COVID-19”) has adversely affected the Company’s financial condition and results of operations going forward in 2020. The impact of the outbreak of COVID-19 on the businesses and the economy in the United States and the rest of the world is and is expected to continue to be significant. The extent to which COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. The Company recently has taken steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through at least the end of July. This decision has put significant financial strain on the Company. The Company made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Scottsdale, Pittsburgh, and Dallas. The Company will reevaluate when operations will recommence at these clinics as more information about COVID-19 becomes available.

The Company believes these expense reductions are necessary during the unexpected COVID-19 pandemic. Due to COVID-19, the Company is not expecting to be able to generate revenue until, at the earliest, August 2020. The Company has contacted its patients that are scheduled to come in for treatment, both first time patients and recurring patients, and have rescheduled these patients into August 2020. There is no guarantee that the Company will be able to treat patients as soon as August 2020. As such, the Company cannot estimate when it will be safe to treat patients and generate revenue. The Company’s fourth quarter 2019 revenue was approximately $1.8 million. The Company expects that the first quarter 2020 will be substantially less than the fourth quarter 2019 and future quarters’ revenue is dependent on the timing for being able to treat patients again. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company will evaluate reopening the clinics at the appropriate time.

The Company is currently evaluating if its protocol has the potential to help people affected by COVID-19 but more research will need to be completed before a definitive conclusion can be reached. The Company also applied for a grant in March 2020 through the Biomedical Advanced Research and Development Authority (“BARDA”) to develop a protocol for the treatment of COVID-19. There can be no assurances that the Company will receive this grant.

With the Company’s revenue-generating activities suspended, the Company will need to raise cash from debt and equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.

Company’s Two Operating Divisions

The Company has two divisions: the medical biosciences division (“Biosciences division”) and the DenerveX medical device division (“DenerveX division”). The Company has decided to focus its available resources on the Biosciences division as it represents a significantly greater opportunity than the DenerveX division as explained below. The Company is no longer manufacturing or selling the DenerveX device.

Healthcare Medical Biosciences Division (Biosciences division)

The Company’s Biosciences division is a medical biosciences company that develops and implements innovative treatment options in regenerative medicine to treat chronic lung disease. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care to the LHI clinics located in Tampa, Nashville, Scottsdale, Pittsburgh, and Dallas, while producing positive medical outcomes.

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute a FDA approved therapy (known as L-CYTE-01) for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel technology to harness the healing power of the body. Rion’s innovative exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new cellular therapy (L-CYTE-01) and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for L-CYTE-01. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of L-CYTE-01.

With these agreements, Rion will serve as the product supplier and co-developer of L-CYTE-01 with H-CYTE for the treatment of chronic lung diseases. H-CYTE will control the commercial development and facilitate the clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an investigational new drug (IND) application for review by the U.S. Food and Drug Administration (“FDA”) for treatment of COPD.

The following information pertains to the Biosciences division:

Competition

Developing and commercializing new FDA approved drugs and therapies is highly competitive. The market is characterized by extensive research and clinical efforts and rapid technological change. The Company faces intense competition worldwide from pharmaceutical, biomedical technology, medical therapy, and combination products companies, including major pharmaceutical companies. The Company may be unable to respond to technological advances through the development and introduction of new products. Most of the Company’s existing and potential competitors have substantially greater financial, sales and marketing, manufacturing and distribution, and technological resources. These competitors may also be in the process of seeking FDA (or other regulatory approvals) and patent protection for new products. The Company’s biologics product lines also face competition from numerous existing products and procedures, which currently are considered part of the standard of care. The Company believes that the principal competitive factors in its markets are:

●	the quality of outcomes for medical conditions;

●	acceptance by physicians and the medical community;

●	ease of use and reliability;

●	technical leadership and superiority;

●	effective marketing and distribution;

●	speed to market; and

●	price and qualification for insurance coverage and reimbursement.

The Company will also compete in the marketplace to recruit qualified scientific, management and sales personnel, as well as in acquiring technologies and licenses complementary to its products or advantageous to its business.

The Company is aware that several of its competitors are developing technologies in its current and future products areas. There are numerous regenerative medicine providers who make claims that they are able to treat chronic lung disease. Most of these competitors are small clinics with little brand recognition. The landscape is changing as academia and large well-known providers, such as the Mayo Clinic, are beginning to develop therapies for multiple diseases using regenerative medicine.

Customers

The Company’s customer base consists of individuals who are suffering from chronic lung disease that are searching for alternative methods of treatment outside of traditional pharmaceutical care which has not been successful for them in the past.

Intellectual Property

The Company is currently a direct care service provider and does not own any intellectual property around its current procedure. The development of L-CYTE-01 is projected to start the FDA approval process in 2020. H-CYTE has a ten-year exclusive licensing agreement for the L-CYTE-01 intellectual property and it will be protected by the proper intellectual property filings.

Government Regulations

Governmental authorities in the U. S. (at the federal, state and local levels) and abroad, extensively regulate, among other things, the research and development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing.

FDA Regulation

The current LHI cellular therapy for chronic lung disease does not require FDA approval due to its biologic nature. The L-CYTE-01 therapy that will be developed in 2020 will need to be approved or cleared by the FDA before it is marketed in the U.S. During the clearance and approval FDA process, the Company’s L-CYTE-01 product will be subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies.

FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, sales and marketing, and distribution of medical devices and products.

In the U.S., the FDA subjects pharmaceutical and biologic products to rigorous review. If the Company does not comply with applicable requirements, it may be fined, the government may refuse to approve its marketing applications or to allow it to manufacture or market its products, and the Company may be criminally prosecuted. Failure to comply with the law could result in, among other things, warning letters, civil penalties, delays in approving or refusal to approve a product, product recall, product seizure, interruption of production, operating restrictions, suspension or withdrawal of product approval, injunctions, or criminal prosecution.

FDA Approval or Clearance of L-CYTE-01

The FDA Policy framework serves to implement regenerative medicine-related provisions of the 21st Century Cures Act, including the Regenerative Medicine Advanced Therapy (RMAT) designation program. Section 3033 of the 21st Century Cures Act, which added Section 506(g) to the Federal Food, Drug, and Cosmetic Act (FDC Act). The FDA interprets section 506(g) to permit RMAT designation of a combination product when the biological product component provides the greatest contribution to the overall intended therapeutic effects of the product (i.e., the primary mode of action is conveyed by the biological product component). Designation means that FDA must take actions to expedite development and review of the drug including early interactions to discuss the potential for accelerated approval. Designated drugs may be eligible for priority review or accelerated approval under current FDA regulatory standards, and if approved under accelerated approval, would be subject to a confirmatory study.

The Company meets the requirement of the FDA to find any opportunities to expedite trials due to its existing LHI treatment plus combination biologic in development with Rion, known as L-CYTE-01. This combination meets the definition of a regenerative advanced therapy: “cell therapy, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the [PHS Act] and part 1271 of title 21, Code of Federal Regulations”. The L-CYTE-01 protocol will be used to treat, modify, reverse, or cure a serious or life-threatening disease or condition such as COPD. The Company also has real-world data (3000+ patients with statistically significant data points) which indicates the drug has the potential to address an unmet medical need.

Proprietary Medical Device Business (DenerveX division)

The Company’s business of designing and marketing proprietary medical devices for commercial use in the U.S. and Europe began operations in late 2013. The Company received CE marking in June 2017 for the DenerveX System and it became commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company markets the DenerveX Device as a disposable, single-use kit which includes all components of the DenerveX device product. In addition to the DenerveX device itself, the Company has developed a dedicated Electro Surgical Generator, the DenerveX Pro-40, to power the DenerveX device. There is currently no finished product of the DenerveX device in inventory as commercial production has been suspended since the first quarter of 2019. There was less than $100,000 in revenue from the DenerveX product in 2019.

In the second quarter of 2019, the Company determined that its contract manufacturer was not able to meet the requirements for producing the finished DenerveX product. Additionally, in its evaluation of its current distribution channels, the Company determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated, all other representatives were notified that the Company had temporarily suspended the manufacture and sale of the DenerveX product, the Company continued to source alternative manufacturing and distributor options, and the Company is considering other product-monetizing strategies, including, but not limited to, strategic partnerships. To date, these efforts have not been successful.

In the first quarter of 2020, the Company made the decision to stop any further efforts to source alternative manufacturing and distributor options for the DenerveX product. Although the Company believes the DenerveX technology has value, the Company does not believe it will realize the value in the foreseeable future. The Company has decided to focus its available resources on the Biosciences division as this division presents a significantly greater opportunity.

Good Manufacturing Practices (“GMP”)

United States Anti-Kickback and False Claims Laws

In the U. S., there are Federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in Federal healthcare programs. These laws are potentially applicable to manufacturers of products regulated by the FDA as pharmaceuticals, biologics, medical devices, and hospitals, physicians and other potential purchasers of such products. Other provisions of Federal and state laws provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, certain states have implemented regulations requiring medical device and pharmaceutical companies to report all gifts and payments of over $50 to medical practitioners. This does not apply to instances involving clinical trials.

Although the Company intends to structure its future business relationships with clinical investigators and purchasers of its products to comply with these and other applicable laws, it is possible that some of the Company’s business practices in the future could be subject to scrutiny and challenged by Federal or State enforcement officials under these laws.

Research and Development Expense

Research and development costs and expenses consist primarily of fees paid to external service providers, laboratory testing, supplies, costs for facilities and equipment, and other costs for research and development activities. Research and development expenses are recorded in operating expenses in the period in which they are incurred.

Employees

As of March 31, 2019, the Company had 27 total full-time employees. None of its employees are represented by a union.

Available Information

The Company’s website, www.hcyte.com, provides access, without charge, to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on the Company’s website is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

The Company leases corporate office space in Tampa, FL and Atlanta, GA (the offices in Atlanta have been subleased). The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. Each location has its own expiration date ranging from April 30, 2020 to August 31, 2023. At the time of filing, all of these clinics are closed as a result of COVID-19. The Company will evaluate reopening these clinics at the appropriate time.

The Company believes its existing facilities are suitable to meet current operational needs.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 21, 2020, the price per share of the Company’s common stock had a high of $0.06 per share, and a low of $0.041 per share. The Company had approximately 239 holders of record of common stock as of April 21, 2020.

Dividends

The Company has not declared or paid any cash dividends on its common stock and presently intends on retaining future earnings, if any, to fund the development and growth of the business. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, we have an outstanding aggregate of 425,000 options to purchase common stock under the Plan at a weighted average price of $1.38 per share to certain employees, consultants and our outside directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

As previously disclosed on Form 8-K filed on November 21,2019, the Company entered into a securities purchase agreement (the “SPA”) with FWHC HOLDINGS, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Preferred Stock, par value $0.001 per share (the “Shares”) and a ten-year warrant to purchase up to 14,669,757 shares of Common Stock at an exercise price of $0.75 per share (the “Warrant”) resulting in $6.0 million in gross proceeds to the Company (the “FWHC Investment”). The Shares were sold at a price of $40.817 per Share and each Share is convertible into 100 shares of Common Stock. Accordingly, the conversion price into common stock is $0.40817 per share. In connection with the FWHC Investment, the Company, FWHC and certain key holders entered into a Right of First Refusal and Co-Sale Agreement (the “RFRC Agreement”) which provides for certain rights with respect to the shares held by FWHC and the key holders. The key holders are identified in the RFRC Agreement and include the Company’s principal stockholders: RMS Shareholder, LLC and the Company’s CEO, William E. Horne. The Company, FWHC and certain other holders of the Company’s voting stock entered into a Voting Agreement (“Voting Agreement”) with respect to the size and composition of the Company’s Board and certain other items if requested by FWHC. In connection the FWHC Investment, the Company and FWHC entered into an Investors’ Rights Agreement (the “IRA”) which provided FWHC with other additional rights including but not limited to, registration rights, board observer rights, and a right of first refusal for future offerings.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On July 11, 2019, MedoveX Corp. (“MedoveX”) changed its name to H-CYTE, Inc. (“H-CYTE” or the “Company”) by filing a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT, became effective with FINRA on July 15, 2019. H-CYTE was incorporated in Nevada on July 30, 2013 as SpineZ Corp.

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

Due to COVID-19 (as previously noted), all of the LHI clinics are closed. The Company will evaluate reopening these clinics at the appropriate time. The Company is not expecting to be able to generate revenue until, at the earliest, August 2020. The Company has contacted its patients that are scheduled for treatment, both first time patients and recurring patients, and have rescheduled these patients for August 2020. However, there is no guarantee that the Company will be able to treat patients as soon as August 2020; as such, the Company cannot estimate when it will be safe to treat patients and generate revenue. The Company’s fourth quarter 2019 revenue was approximately $1.8 million. The Company expects that the first quarter will be substantially less than the fourth quarter 2019 and future quarters’ revenue is dependent on the timing of being able to treat patients again. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company is currently evaluating whether or not its protocol has the potential to help people affected by COVID-19, but more research will need to be completed before a definitive conclusion can be reached. With the Company’s revenue-generating activities suspended, the Company will need to raise cash from debt and equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth certain operational data including their respective percentages of revenues for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018		Change	Change%
Revenues	$8,346,858	100%	$7,883,115	100%	463,743	6%

Gross Profit	6,294,051	75%	5,516,546	70%	777,705	14%
`
Operating Expenses	36,852,436	442%	9,708,592	123%	27,143,844	280%

Operating Loss	(30,558,385)	-366%	(4,192,046)	-53%	(26,366,339)	629%

Other Income (Expense)	750,507	9%	(202,103)	-3%	952,610	471%

Net Loss	(29,807,878)	-357%	(4,394,149)	-56%	(25,413,729)	578%

Net loss attributable to common stockholders	$(33,196,029)	-398%	$(4,394,149)	-56%	(28,801,880)	655%

Loss per share – Basic and Diluted	$(0.34)		$(0.13)

Weighted average outstanding shares used to compute basic and diluted net loss per share	96,370,562		33,661,388

Revenue and Gross Profit

Revenue is derived predominantly from the Company’s Biosciences division, which resulted in revenue, net of allowance for refunds, for the year ended December 31, 2019 and December 31, 2018, of approximately $8,347,000 and $7,883,00, respectively. The increase in revenue is mainly attributable to an increase in the number of treatments provided to the Company’s patients. The additional patient volume is directly related to an increase in advertising expenditures in year ended December 31, 2019 compared to year ended December 31, 2018 as discussed below in the advertising section.

For the year ended December 31, 2019 and December 31, 2018, the Company generated a gross profit totaling approximately $6,294,000 (75% of revenue) and $5,517,000 (70% of revenue), respectively. The improvement in gross margin is primarily attributable to the Company’s reduction in cost of sales coupled with an increase in revenues. In 2019 the Company performed more treatments with fewer clinical staff resulting in higher revenue and lower personnel expenses. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current level of personnel until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

Operating Expenses

We classify our operating expenses into the following categories: salaries and related costs, other general and administrative, advertising, loss on impairment and depreciation and amortization.

Salaries and Related Costs

For the year ended December 31, 2019 and December 31, 2018, the Company incurred approximately $8,646,000 and $3,779,000, respectively, in salaries and related costs. Included in salaries and related costs for the year ended December 31, 2019 was approximately $1,690,000 in compensation expense related to the common stock issued to Mr. William E. Horne on April 25, 2019. These shares were fully vested upon the issuance of a restricted stock award. The remaining increase in salaries and related costs is primarily attributable to the year ended December 31, 2018 reflecting only the expenses of RMS and 2019 reflecting the consolidated costs for H-CYTE. Excluding the non-recurring stock compensation expense of approximately $1,690,000, the Company anticipates that salaries and related costs will decrease in 2020 as the company shifts its business model in its pursuit of becoming a leading biomedical services company and due to its recent cost reduction measures effective in March 2020 primarily in response to the COVID-19 pandemic.

Other General and Administrative

For the year ended December 31, 2019 and December 31, 2018, the Company incurred approximately $6,954,000 and $3,352,000, respectively, in other general and administrative costs. The increase is attributable to the year ended December 31, 2018 reflecting only the expenses of RMS and 2019 reflecting the consolidated costs for H-CYTE. Other general and administrative cost increases are attributable to increases in professional fees, contractors, and insurance expenses. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred to maintain CE Mark in Europe. The Company has incurred additional accounting, consulting and legal fees due to the cost of being a public company and costs related to the reverse acquisition accounting in 2019. Contractor expenses consist primarily of advertising contractors and other professionals utilized for public company administrative expenses. Insurance expenses increased mainly to the additional Directors and Officers insurance which RMS, as a private company, did not have. The Company anticipates that the other general and administrative expenses will decrease in 2020 as the company shifts its business model in its pursuit of becoming a leading biomedical services company and due to its recent cost reduction measures effective in March 2020 due to a change in the business model and in response to the COVID-19 pandemic

Advertising

For the year ended December 31, 2019 and December 31, 2018, the Company had approximately $4,910,000 and $1,876,000, respectively, in advertising costs. The increases were attributable to increased marketing efforts to promote the Company’s Biosciences division. The Company expects these expenses to decrease significantly as the Company was not receiving the expected return on investment related to marketing expense and changed its strategy in 2020.

Loss on Impairment

The Company recorded a loss on impairment for its DenerveX technology and its goodwill totaling approximately $2,944,000 and $12,564,000, respectively, for the year ended December 31, 2019. As the Company has determined that the DenerveX System no longer represents part of its strategic plans for the future, the loss on impairment of the technology was recorded. The Company also determined the fair value of the reporting unit was less than the carrying amount of goodwill. As a result, during the fourth quarter of 2019 the Company recorded a goodwill impairment charge.

For the year ended December 31, 2018, the Company recognized approximately $607,000 in impairment loss related to the write-off of capitalized costs for the design and development of an application to be sold on the iOS and Android store platforms.

Depreciation & Amortization

During year ended December 31, 2019, the Company recognized approximately $834,000 in depreciation and amortization expense, compared to approximately $95,000 in 2018. The increase is primarily attributable to amortization of the technology intangible asset acquired in the Merger. The expense for 2020 will be significantly lower due to the loss on impairment recorded for year ended December 31, 2019.

Other Income (Expense)

Interest expense for the year ended December 31, 2019 and 2018 was approximately $299,000 and $184,000, respectively. The increase is attributable to the debt assumed in the Merger as well as the additional debt financing in 2019. This expense may grow in 2020 as a result of potential incremental debt financing.

The change in fair value of redemption put liability and change in fair value of the derivative liability - warrants for the year ended December 31, 2019 were approximately $347,000 and $827,000, respectively, and was a result of the assumption of the Series B Convertible Preferred Stock in the Merger and the Series D Convertible Preferred Stock financing in 2019, respectively.

Cash Flows

Net cash used in operating activities was approximately $12,291,00 during the year ended December 31, 2019, compared to approximately $3,545,000 in 2018. Net cash used by investing activities was approximately $393,000 during the year ended December 31, 2019, compared to approximately $23,000 during the year ended December 31, 2018. Net cash provided by financing activities was approximately $14,039,000 during the year ended December 31, 2019, compared to approximately $3,386,000 in 2018.

The Company had approximately $1,424,000 and $70,000 of cash on hand at December 31, 2019 and 2018, respectively.

Liquidity and Sources of Liquidity

With the Company historically having experienced losses, the primary source of liquidity has been raising capital through debt and equity offerings, as described below.

Equity

During the first quarter of 2019, the Company entered into a securities purchase agreement (the “SPA”) with purchasers pursuant to which the purchasers invested in the Company an aggregate amount of $7,200,000, with $7,000,000 in cash and $200,000 by cancellation of debt. All the Convertible Notes from the SPA were automatically converted into shares of common stock.

In July 2019, the Company raised $100,000 by selling 200,000 shares of common stock at $0.50 per share.

On November 21, 2019, H-CYTE entered into a securities purchase agreement (the “Series D SPA”) with FWHC Holdings, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Preferred Stock, par value $0.001 per share (the “Shares”) and a ten-year warrant to purchase up to 14,669,757 shares of common stock at an exercise price of $0.75 per share (the “Warrant”) resulting in $6.0 million in gross proceeds to the Company (the “FWHC Investment”). In January 2020, the Company closed on an additional $100,000 in the Series D SPA.

Short-term Notes, Related Party

The short-term note, related party, as of December 31, 2019, totaling $1,635,000 is comprised of four loans made to the Company during 2019, by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne. These were advanced for working capital purposes and had the terms as indicated below.

A loan for $900,000 was made on July 25, 2019. This loan accrues interest at 5.5% and is due and payable upon demand of the creditor.

Three loans were made between September and December 2019 totaling $735,000, with interest rates of 12% increasing to 15% if not repaid by maturity (six months after advance) and if not repaid within two months of advance, warrant coverage of approximately 1.14 warrants per $1 advanced. As part of the April Offering (as defined herein), Mr. Horne subordinated his notes to the April Secured Notes. YPH Holding, LLC., which is controlled by Michael Yurkowsky, purchased a $25,000 April Secured Note in the April Offering.

Other Debt Acquired in the Merger

The $750,000 convertible notes payable assumed in the Merger, had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding convertible notes was converted into an aggregate of 250,000 shares of common stock. The $650,000 remaining principal balance of these convertible notes matured in August and September 2019.

In November 2019 the Company redeemed $350,000 of convertible notes payable in principal, and $52,033 and $80,225 in accrued interest and penalties, respectively, for three of the noteholders.

The Company also reached an extension with the remaining noteholder which extended the maturity date of the loan for one year, until September 30, 2020. This note had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon renewal of approximately $425,000 for the year ending December 31, 2019. Additionally, approximately 424,000 warrants were issued in connection with the extension of the note. The convertible notes are secured by all the assets of the Company.

On March 27, 2020, these notes were acquired from the remaining noteholder by FWHC Bridge, LLC (the “Investor”). The Investor is an affiliate of a pre-existing shareholder of the Company having been the lead investor in the Company’s recent Series D Convertible Preferred Stock Offering.

The Company also has certain notes payable with outstanding balances of approximately $78,000 and $0 at December 31, 2019 and 2018, respectively. The notes had a maturity date of August 1, 2019, but the Company successfully reached an agreement on August 12, 2019 for an eighteen-month extension on the notes.

Funding Requirements, Liquidity and Going Concern

The Company incurred net losses of approximately $29,808,000 and $4,394,000 for the years ending December 31, 2019 and 2018, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s generating activities are temporarily suspended and as the Company implements its business plan to focus on taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The consolidated financial statements are prepared using United States generally accepted accounting principles (“U.S. GAAP”) as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Biosciences division will incur losses until sufficient revenue is attained utilizing the infusion of financial resources to expand marketing and sales initiatives along with the development of a L-CYTE-01 protocol as well as taking the protocol through the FDA process.

The recent coronavirus outbreak (“COVID-19”) has adversely affected the Company’s financial condition and results of operations. The impact of the outbreak of COVID-19 on the businesses and the economy in the U.S. and the rest of the world is and is expected to continue to be significant. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. The Company recently has taken steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through at least the end of July. This decision has put significant financial strain on the Company. The Company made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Scottsdale, Pittsburgh, and Dallas. The Company will reevaluate when operations will recommence at these clinics as more information about COVID-19 becomes available.

The Company believes these expense reductions are necessary during the unexpected COVID-19 pandemic. Due to COVID-19, the Company is not expecting to be able to generate revenue until, at the earliest, August 2020. The Company has contacted its patients that are scheduled to come in for treatment, both first time patients and recurring patients, and have rescheduled these patients to August 2020. There is no guarantee that the Company will be able to treat patients as soon as August 2020; as such, the Company cannot estimate when it will be safe to treat patients and generate revenue. The Company’s fourth quarter 2019 revenue was approximately $1.8 million. The Company expects that the first quarter will be substantially less than the fourth quarter 2019 and future quarters’ revenue is dependent on the timing for being able to treat patients again. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company is currently evaluating if its protocol has the potential to help people affected by COVID-19 but more research will need to be completed before a definitive conclusion can be reached.

With the Company’s revenue-generating activities suspended, the Company will need to raise cash from debt and equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA. There can be no assurance that the Company will be successful in doing so.

Although these cost reduction measures were taken in the first quarter of 2020, with the Company’s revenue-generating activities suspended, the present level of cash is insufficient to satisfy the Company’s current operating requirements. The Company is seeking additional sources of funds from the sale of equity or debt securities or through a credit facility.

On March 27, 2020 and April 9, 2020, the Company issued a demand note (the “Note”) each one in the principal amount of $500,000 to FWHC Bridge, LLC. (the “Investor”) for a total of $1,000,000 in exchange for loans in such amount to cover working capital needs. Each Note bears simple interest at a rate of 8% per annum. The Investor is an affiliate of a pre-existing shareholder of the Company having been the lead investor in the Company’s recent Series D Convertible Preferred Stock Offering.

On April 17, 2020, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with an aggregate of 32 investors (the “Purchaser(s)”) pursuant to which the Company received an aggregate of $2,812,445 in gross proceeds (the “April Offering”. The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of an aggregate of $2,812,445 in Secured Convertible Promissory Notes (the “April Secured Notes’). The April Secured Notes bear interest at 12% per annum and have a maturity date of October 31, 2020. The April Secured Notes are secured by all of the Company’s assets pursuant to a security agreement and an intellectual Property Security Agreement which are included as Exhibits to this Annual report on Form 10-K. The conversion price of the April Secured Notes shall be equal to the lesser of (i) the price per share paid by an investor, in the Qualified Financing (as defined below) for such new securities and (ii) the price per share obtained by dividing (x) $3,000,000 by the number of fully diluted shares outstanding immediately prior to the Qualified Financing. Qualified Financing is defined as an offering of preferred stock of at least $3.6 million, exclusive of the conversion of any April Secured Note or the Backstop Commitment(as defined below), at a price of at least $0.01279 per share. The obligations on the April Secured Notes are guaranteed by each of the Company’s subsidiaries. FWHC Bridge,LLC, which is an affiliate of FWHC, who has acted as our lead investor in the last several financing transactions and was the lender of the $1,000,000 loaned to the Company in March and April, was the lead investor in the April Offering purchasing $1,535,570 of April Secured Notes. YPH Holdings, LLC, which is an affiliate of Michael Yurkowsky, who is a Director of the Company, purchased $25,000 of April Secured Notes on the same terms as all other investors.

Each Purchaser received a warrant to purchase 100% of the aggregate number of shares of common stock into which such Purchaser’s April Secured Note may ultimately be converted, except that the holders of the Notes issued in March and April in the total amount of $1,000,000 received warrants to purchase up to 200% of the aggregate number of shares of Common stock into which such Note may ultimately be converted The April Warrants have an exercise price equal to the purchase price in the Qualified Offering.

The April SPA provides a commitment on the part of each Purchaser to agree to invest an identical amount (as purchased in the April Offering) in the Qualified Offering as a backstop commitment (the “Backstop Commitment”). The Qualified Offering is contemplated to be made in the form of a rights offering to holders of all of the Company’s common stock. Accordingly, in the event that any stockholders do not participate in the Qualified Offering, their purchase would be filled by the Purchasers on a pro rata basis. In the event that any Purchaser fails to fulfil its Backstop Commitment then the April Warrants issued to such Purchaser in the April Offering will be cancelled.

In connection with the April Offering, the Company’s CEO Bill Horne entered into an amendment letter to his employment agreement which provides that his salary will be reduced to $0 per month; provided that on the date that the Company receives FDA approval to commence clinical trials for its products, Mr. Horne’s salary will be increased to a total of $18,750 per month (i.e. $225,000 per annum. Mr. Horne also agreed to subordinate the promissory notes owed to him by the Company to the April Secured Notes.

As part of the April Offering, the holders of certain existing warrants which contained anti- dilution price protection and other objectionable features that would have been triggered by the April Offering agreed to a one- time adjustment of their exercise price to $.015 per share and to gross up the number of warrants issuable. In consideration, the holders of such pre-existing warrants waived all future anti- dilution price protection.

In addition, in connection with the April Offering, the Company entered into an amendment with the Investor for the remaining convertible notes which were originally issued in 2018 and assumed in the Merger. These notes have a principal amount of $424,615 as of December 31, 2019. The amendment provides that the conversion price of the notes will be equal to the purchase price in the Qualified Offering. The holder waived all future anti-dilution price protection.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. In the event the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings or raising equity capital, the Company may be forced to reduce our expenses, or discontinue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. We may also engage external advisors to assist us in determining fair value, as appropriate.

Although we believe that the recorded fair value of our financial instruments is appropriate at December 31, 2019, these fair values may not be indicative of net realizable value or reflective of future fair values.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. The tax years that could be subject to federal audit are 2017, 2018, and 2019.

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

The Company uses a standard pricing model for the types of cellular therapy treatments that is offered to its patients. The transaction price accounts for medical, surgical, facility, and office services rendered by LHI for consented procedures and is recorded as revenue. The Company recognizes revenue when the terms of a contract with a patient are satisfied.

The Company offers two types of cellular therapy treatments to their patients.

1)	The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service.

2)	The Company also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the estimated stand-alone selling price for each session of treatment. The Company has deferred recognition of revenue amounting to approximately $1,046,000 and $326,000 at December 31, 2019 and December 31, 2018, respectively.

Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue. At December 31, 2019 and 2018, the estimated allowance for refunds was approximately $63,000 and $0, respectively and is recorded as a contra revenue account.

There was approximately $68,000, and $0 of revenue recognized by the Company for the year ended December 31, 2019 and 2018 for the DenerveX division. The Company is no longer selling the DenerveX product.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Departure of Directors and Certain Officers, Election of Directors, Appointment of New Board Members and Officers

On January 8, 2019, in connection with the APA, the Board of Directors of the Company (“the Board”) appointed Michael Yurkowsky and Raymond Monteleone as additional members of the Board.

Mr. Michael Yurkowsky, effective March 2020, is to receive no compensation for Board meetings until the Company becomes profitable. Besides this arrangement, there are no arrangements or understandings between the Company and Mr. Yurkowsky and any other person or persons pursuant to which Mr. Yurkowsky was appointed as a member of the Board.

Mr. Raymond Monteleone effective March 2020, is to receive no compensation for Board meetings until the Company becomes profitable but Mr. Monteleone will receive $2,500 per quarter as the Audit Committee Chairman. Besides this arrangement and the consulting agreement (see Note 8), there are no arrangements or understandings between the Company and Mr. Monteleone and any other person or persons pursuant to which Mr. Monteleone was appointed as a member of the Board.

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

On June 7, 2019, the Board appointed Briley Cienkosz as Chief Marketing Officer, Gary Mancini as Chief Relationship Officer, and Ann Miller as Chief Operating Officer of the Company. Briley Cienkosz and Gary Mancini resigned from their positions as Chief Marketing Officer and Chief Relationship Officer, respectively, on March 25, 2020.

On July 29, 2019, the Board appointed Dr. Andre Terzic to the Board. Dr. Andre Terzic served as a director at the Center for Regenerative Medicine of Mayo Clinic in Rochester, Minnesota for the last five years. Dr. Andre Terzic is the Chair of the Pharmaceutical Science and Clinical Pharmacology Advisory Committee of Food and Drug Administration, the President of the American Society for Clinical Pharmacology & Therapeutics, and one of the co-founders of Rion. Rion is a Minnesota Bio-tech Company focused on cutting-edge regenerative technologies. Dr. Terzic received his M.D. at University of Belgrade in Paris, France in 1985 and his Ph.D. from the Department of Pharmacology of University of Illinois in 1991.

On July 30, 2019, the Board appointed Dr. Atta Behfar as a member of the Board. Dr. Atta Behfar has worked as a cardiologist at the Department of Cardiovascular Medicine of Mayo Clinic for the last five years. Dr. Atta Behfar is a Director of the Van Cleve Cardiac Regenerative Medicine program at Mayo Clinic and one of the founders of Rion. Dr. Behfar received a Bachelor of Science degree in Biochemistry from Marquette University in 1998 and a M.D. and Ph.D. from Mayo Clinic College of Medicine, Mayo Graduate School in 2006.

On November 18, 2019, Dr. Andre Terzic and Dr. Atta Behfar resigned from the Company’s Board of Directors to avoid any potential conflicts that could arise from the Company’s Service Agreement with Rion, pursuant to which Rion will supply exosomes to and support FDA-regulated clinical research for the Company. Drs. Terzic and Behfar are co-founders of Rion.

There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company, or any person nominated or chosen by the Company to become a director or executive officer.

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

Additionally, in the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products and therapies, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease.

It is not possible to determine the maximum potential loss under these guarantees, indemnities and commitments due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

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

The Company has not entered into significant lease agreements in which it is the lessor. For the lease agreements in which the Company is lessee, under Topic 842, lessees are required to recognize a lease liability and right-of-use asset for all leases (except for short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 in the first quarter of 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard will be effective for the Company beginning January 1, 2021, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2019-12 on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

H-CYTE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H-CYTE, Inc. (the “Company”) (formerly known as MedoveX Corp.), as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital, has an accumulated deficit, has a history of significant operating losses and has a history of negative operating cash flow. Additionally, the Company has closed clinic operations and experienced significant losses related to COVID-19 in 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Frazier & Deeter, LLC

Tampa, Florida

April 22, 2020

We have served as the Company’s auditor since 2018.

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets

Current Assets
Cash	$1,424,096	$69,628
Accounts receivable	22,667	15,242
Other receivables	18,673	5,144
Prepaid expenses	810,143	59,678
Total Current Assets	2,275,579	149,692

Right-of-use asset	738,453	—
Property and equipment, net	219,703	266,916
Other assets	36,877	38,288
Total Assets	$3,270,612	$454,896

Liabilities, Mezzanine Equity and Stockholders’ Deficit

Current Liabilities
Interest payable	$53,198	$158,371
Accounts payable	1,485,542	882,456
Accrued liabilities	324,984	183,183
Other current liabilities	175,181	462,856
Short-term notes, related party	1,635,000	180,000
Short-term convertible notes payable	424,615	—
Notes payable, current portion	66,836	—
Dividend payable	108,641	—
Deferred revenue	1,046,156	326,064
Lease liability, current portion	453,734	—
Total Current Liabilities	5,773,887	2,192,930

Long-Term Liabilities
Lease liability, net of current portion	302,175	—
Notes payable, net of current portion	11,545	—
Convertible debt to related parties	—	4,306,300
Derivative liability - warrants	315,855	—
Redemption put liability	267,399	—
Deferred rent	—	22,206
Total Long-Term Liabilities	896,974	4,328,506

Total Liabilities	6,670,861	6,521,436

Commitments and Contingencies (Note 10)

Mezzanine Equity
Series D Convertible Preferred Stock - $.001 par value: 238,871 shares authorized, 146,998 and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	6,060,493	—
Total Mezzanine Equity	6,060,493	—

Stockholders’ Deficit
Series A Convertible Preferred Stock - $.001 par value: 500,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized, 6,100 and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	6	—
Series C Convertible Preferred Stock - $.001 par value: 45,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock - $.001 par value: 199,000,000 and 49,500,000 shares authorized. 99,768,704 and 33,661,388 shares issued and outstanding at December 31, 2019 and 2018, respectively	99,769	33,661
Additional paid-in capital	28,172,146	3,566,339
Accumulated deficit	(37,362,531)	(9,296,408)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Deficit	(9,460,742)	(6,066,540)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$3,270,612	$454,896

See accompanying notes to consolidated financial statements

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2019	2018
Revenues	$8,346,858	$7,883,115
Cost of Sales	(2,052,807)	(2,366,569)
Gross Profit	6,294,051	5,516,546

Operating Expenses
Salaries and related costs	8,646,471	3,778,917
Other general and administrative	6,953,549	3,352,104
Advertising	4,909,724	1,875,731
Loss on impairment	15,508,401	606,595
Depreciation & amortization	834,291	95,245
Total Operating Expenses	36,852,436	9,708,592

Operating Loss	(30,558,385)	(4,192,046)

Other Income (Expense)
Other expense	(124,118)	(17,920)
Interest expense	(299,331)	(184,183)
Change in fair value of redemption put liability	346,696	—
Change in fair value of derivative liability – warrants	827,260	—
Total Other Income (Expenses)	750,507	(202,103)

Net Loss	$(29,807,878)	$(4,394,149)

Accrued dividends on Series B Convertible Preferred Stock	84,939	—
Finance costs on issuance of Series D Convertible Preferred Stock	66,265	—
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	287,542	—
Deemed dividend on Series D Convertible Preferred Stock	2,916,813	—
Deemed dividend on beneficial conversion features	32,592	—
Net loss attributable to common stockholders	$(33,196,029)	$(4,394,149)

Loss per share – Basic and Diluted	$(0.34)	$(0.13)
Weighted average outstanding shares used to compute basic and diluted net loss per share	96,370,562	33,661,388

See accompanying notes to consolidated financial statements

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2019 and 2018

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - January 1, 2018	—	$—	33,661,388	$33,661	$3,566,339	$(4,868,454)	$(403,937)	$(1,672,391)
Acquisition of State, LLC	—	—	—			(33,805)	33,805	—
Net loss	—	—	—	—	—	(4,394,149)	—	(4,394,149)

Balances - December 31, 2018	—	$—	33,661,388	$33,661	$3,566,339	$(9,296,408)	$(370,132)	$(6,066,540)
Purchase accounting adjustments	9,250	9	24,717,270	24,717	12,657,182	—	—	12,681,908
Adjustment for assets and liabilities not included in Merger	—	—	—	—	—	5,258,300	—	5,258,300
Issuance of common stock in connection with private placement offering	—	—	17,700,000	17,700	4,402,087	—	—	4,419,787
Issuance of warrants in connection with private placement offering	—	—	—	—	2,663,797	—	—	2,663,797
Finance costs on issuance of Series B Convertible Preferred Stock and related warrants	—	—	—	—	(132,513)	—	—	(132,513)
Issuance of common stock pursuant to conversion of short-term debt	—	—	500,000	500	125,437	—	—	125,937
Issuance of warrants pursuant to conversion of short-term debt	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares	—	—	17,263,889	17,264	(17,264)	—	—	—
Issuance of common stock pursuant to conversion of convertible short-term debt	—	—	250,000	250	99,750	—	—	100,000
Issuance of common stock pursuant to warrant exchange	—	—	403,125	403	72,160	—	—	72,563
Conversion of Preferred Series B Stock	(2,650)	(2)	715,279	716	(714)	—	—	—
Repurchase of Series B Convertible Preferred Stock	(500)	(1)	—	—	(49,999)	—	—	(50,000)
Issuance of common stock to pay accrued dividends on Series B Convertible Preferred Stock	—	—	50,367	50	19,376	—	—	19,426
Issuance of common stock to pay accrued interest on convertible short-term debt	—	—	1,667	2	665	—	—	667
Issuance of common stock in exchange for consulting fees incurred	—	—	280,085	280	95,253	—	—	95,533
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	—	—	—	—	287,542	(287,542)	—	—
Deemed dividend on beneficial conversion features	—	—	—	—	32,592	(32,592)	—	—
Issuance of common stock per restricted stock award to executive (Note 9)	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Issuance of warrants pursuant to short-term notes, related party	—	—	—	—	56,378	—	—	56,378
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	106,158	—	—	106,158
Deemed dividend on Series D Convertible Preferred Stock	—	—	—	—	(60,493)	(3,130,146)	—	(3,190,639)
Beneficial conversion of Series D Convertible Preferred Stock	—	—	—	—	623,045	—	—	623,045
Finance costs on issuance of Series D Convertible Preferred Stock and related warrants	—	—	—	—	(37,618)	(66,265)	—	(103,883)
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	—	—	—	—	1,893,006	—	—	1,893,006
Stock based compensation	—	—	—	—	94,828	—	—	94,828
Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	(84,939)	—	—	(84,939)
Net loss	—	—	—	—	—	(29,807,878)	—	(29,807,878)
Balances – December 31, 2019	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,742)

See accompanying notes to consolidated financial statements

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(29,807,878)	$(4,394,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834,291	95,245
Loss on impairment	15,508,401	606,595
Amortization of debt discount	152,342	—
Interest and penalties on extension of short-term convertible notes	85,365	—
Stock based compensation	1,785,082	—
Loss on write-off of inventory	131,455	—
Common stock issued for consulting services	95,533	—
Issuance of warrants to extend short-term debt	106,158	—
Change in fair value of derivative liability – warrants and redemption put liability	(1,173,956)	—
Bad debt expense	90,137	—
Changes in operating assets and liabilities, net of purchase transaction:
Accounts receivable	48,195	2,189
Other receivables	(13,529)	—
Accounts receivable from related party	—	56,342
Prepaid expenses and other assets	(697,529)	83,855
Interest payable	(10,592)	158,371
Accounts payable	121,907	(97,638)
Accrued liabilities	(263,874)	(121,761)
Other current liabilities	(2,875)	353,414
Deferred revenue	720,092	(309,376)
Deferred rent	—	22,206
Net Cash Used in Operating Activities	(12,291,275)	(3,544,707)
Cash Flows from Investing Activities
Purchases of property and equipment	(20,686)	(11,295)
Purchases of intangible assets	—	(12,000)
Purchase of business, net of cash acquired	(302,710)	—
Cash excluded in Merger	(69,629)	—
Net Cash Used in Investing Activities	(393,025)	(23,295)
Cash Flows from Financing Activities
Proceeds from short-term notes, related party	1,635,000	180,000
Proceeds from line of credit, related parties	—	756,350
Repayment of line of credit, related parties	—	(1,856,350)
Proceeds from issuance of note payable, related parties	—	4,306,300
Payment of dividends	(14,684)	—
Payment on debt obligations	(370,636)	—
Proceeds from common stock, net of issuance costs	4,337,106	—
Proceeds from warrants, net of issuance costs	2,613,965	—
Proceeds from issuance of Series D Convertible Preferred stock, net of issuance costs	5,888,017
Payment on Preferred stock Series B redemption	(50,000)	—
Net Cash Provided by Financing Activities	14,038,768	3,386,300
Net Increase (Decrease) in Cash	1,354,468	(181,702)
Cash - Beginning of period	69,628	251,330
Cash - End of period	$1,424,096	$69,628

Supplementary Cash Flow Information
Cash paid for interest	$197,500	$25,812
Acquisition of State, LLC non-controlling interest	—	33,805
Property and equipment purchases included in accounts payable	—	184,800

Non-cash investing and financing activities
Common stock issued to pay accrued dividends	19,426	—
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	287,542	—
Deemed dividend on beneficial conversion features	32,592	—
Conversion of debt obligations to common stock	225,937	—
Issuance of common stock pursuant to warrant exchange	72,563	—
Issuance of warrants pursuant to conversion of short-term debt	74,063	—
Issuance of warrants pursuant to note payable, related party	56,378	—
Issuance of warrants to extend short-term debt	106,158	—
Deemed dividend on Series D Convertible Preferred Stock	3,190,639	—
Issuance of Warrants in connection with Series D Convertible Preferred Stock	1,893,006	—
Beneficial conversion of Series D Convertible Preferred Stock	623,045	—
Dividends accrued on Series B Convertible Preferred Stock	65,512	—
Right-of-use asset additions	1,165,785	—
Right-of-use liability additions	1,187,991	—

Notes to consolidated financial statements

Note 1 – description of the company

On July 11, 2019, MedoveX Corp. (“MedoveX”) changed its name to H-CYTE, Inc. (“H-CYTE” or the “Company”) by filing a Certificate of Amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of the State of Nevada. The name change and the Company’s new symbol, HCYT, became effective with FINRA on July 15, 2019. H-CYTE was incorporated in Nevada on July 30, 2013 as SpineZ Corp.

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

Prior to the merger of H-CYTE and RMS on January 8, 2019 (the “Merger”), the consolidated results for H-CYTE include Regenerative Medicine Solutions, LLC, LI, RMS Nashville, LLC (“Nashville”), RMS Pittsburgh, LLC (“Pittsburgh”), RMS Scottsdale, LLC (“Scottsdale”), RMS Dallas, LLC (“Dallas”), State, LLC (“State”), Cognitive Health Institute of Tampa (“CHIT”), RMS LI Management, and Shareholder and H-CYTE included Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”).

As of the merger, the consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC (formerly Blue Zone Health Management, LLC), MedoveX Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa, LLC) and the results of the aforementioned VIEs. Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale.

The Company has two divisions: the medical biosciences division (“Biosciences division”) and the DenerveX medical device division (“DenerveX division”). The Company has decided to focus its available resources on the Biosciences division as it represents a significantly greater opportunity than the DenerveX division as explained below. The Company is no longer manufacturing or selling the DenerveX device.

Healthcare Medical Biosciences Division (Biosciences division)

The Company’s Biosciences division is a medical biosciences company that develops and implements innovative treatment options in regenerative medicine to treat an array of debilitating medical conditions. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care while producing positive medical outcomes.

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute a FDA approved therapy (known as L-CYTE-01) for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel technology to harness the healing power of the body. Rion’s innovative exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new cellular therapy (L-CYTE-01) and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for L-CYTE-01. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of L-CYTE-01.

With these agreements, Rion will serve as the product supplier and co-developer of L-CYTE-01 with H-CYTE for the treatment of chronic lung diseases. H-CYTE will control the commercial development and facilitate the clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an investigational new drug (IND) application for review by the FDA for treatment of COPD. The Company also applied for a grant in March 2020 through Biomedical Advanced Research and Development Authority (“BARDA”) to develop a protocol for the treatment of COVID-19. There can be no assurances that the Company will receive this grant.

Proprietary Medical Device Business (DenerveX division)

The Company’s business of designing and marketing proprietary medical devices for commercial use in the U.S. and Europe began operations in late 2013. The Company received CE marking in June 2017 for the DenerveX System, and it became commercially available throughout the European Union and several other countries that accept CE marking. In addition to the DenerveX device itself, the Company has developed a dedicated Electro Surgical Generator, the DenerveX Pro-40, to power the DenerveX device. Commercial production has been suspended since the first quarter of 2019. There was less than $100,000 in revenue from the product in 2019.

In the second quarter of 2019, the Company determined that their contract manufacturer was not able to meet the requirements for producing the finished DenerveX product. Additionally, in its evaluation of its current distribution channels, the Company determined that many of these channels were not cost effective. As a result of the above evaluations, certain European distributor agreements were terminated; all other representatives were notified that the Company had temporarily suspended the manufacture and sale of the DenerveX product; the Company continued to source alternative manufacturing and distributor options; and the Company is considering other product monetizing strategies, including, but not limited to, strategic partnerships. To date, these efforts have not been successful.

In the first quarter of 2020, the Company made the decision to stop any further efforts to source alternative manufacturing and distributor options or other product monetizing relationships for the DenerveX product. Although the Company believes the DenerveX technology has value, the Company does not believe it will realize the value in the foreseeable future.

Considering the events and circumstances described above, the Company performed a long-lived asset impairment analysis. Based on the assumption there would be no future cash flows associated with the DenerveX product, management recorded an impairment loss of $2,944,000 for the unamortized intangible-technology for the year ended December 31, 2019.

The DenerveX Pro-40 generator is provided to customers agreeing to purchase the DenerveX device and cannot be used for any other purpose. Due to the generator not being able to be used for any other purpose, the Company has written off inventory totaling $131,000 as obsolete for the year ended December 31, 2019.

Note 2 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $29,808,000 and $4,394,000 for the years ending December 31, 2019 and 2018, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s revenue activities are suspended and as the Company implements its business plan. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Biosciences division will incur losses until sufficient revenue is attained utilizing the infusion of capital resources to expand marketing and sales initiatives along with the development of a L-CYTE-01 protocol and taking that protocol through the FDA process.

The recent coronavirus outbreak (“COVID-19”) has adversely affected the Company’s financial condition and results of operations. The impact of the outbreak of COVID-19 on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, significant. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. The Company recently has taken steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through at least the end of July. This decision has put significant financial strain on the Company. The Company made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Scottsdale, Pittsburgh, and Dallas. The Company will reevaluate when operations will recommence at these clinics as more information about COVID-19 becomes available.

The Company believes these expense reductions are necessary during the unexpected COVID-19 pandemic. Due to COVID-19, the Company is not expecting to be able to generate revenue until, at the earliest, August 2020. The Company has contacted its patients that are scheduled to come in for treatment, both first time patients and recurring patients, and have rescheduled these patients to August 2020. There is no guarantee that the Company will be able to treat patients as soon as August 2020; as such, the Company cannot estimate when it will be safe to treat patients and generate revenue. The Company’s fourth quarter 2019 revenue was approximately $1.8 million. The Company expects that the first quarter of 2020 will be substantially less than the fourth quarter of 2019, and future quarters’ revenue is dependent on the timing of being able to treat patients again. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company is currently evaluating if its protocol has the potential to help people affected by COVID-19, but more research will need to be completed before a definitive conclusion can be reached.

With the Company’s revenue-generating activities suspended, the Company will need to raise cash from debt and equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

On March 27, 2020 and April 9, 2020, the Company issued a demand note (the “Note”), each one in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) for a total of $1,000,000 in exchange for loans in such amount to cover working capital needs. Each Note bears simple interest at a rate of 8% per annum. The Investor is an affiliate of a pre-existing shareholder of the Company having been the lead investor in the Company’s recent Series D Convertible Preferred Stock Offering.

On April 17, 2020, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with an aggregate of 32 investors (the “Purchaser(s)”) pursuant to which the Company received an aggregate of $2,812,445 in gross proceeds (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of an aggregate of $2,812,445 in Secured Convertible Promissory Notes (the “April Secured Notes’). The April Secured Notes bear interest at 12% per annum and have a maturity date of October 31, 2020. The April Secured Notes are secured by all of the Company’s assets pursuant to a security agreement and an intellectual Property Security Agreement which are included as Exhibits to this Annual report on Form 10-K. The conversion price of the April Secured Notes shall be equal to the lesser of (i) the price per share paid by an investor, in the Qualified Financing (as defined below) for such new securities and (ii) the price per share obtained by dividing (x) $3,000,000 by the number of fully diluted shares outstanding immediately prior to the Qualified Financing. Qualified Financing is defined as an offering of preferred stock of at least $3.6 million, exclusive of the conversion of any April Secured Note or the Backstop Commitment (as defined below), at a price of at least $0.01279 per share. The obligations on the April Secured Notes are guaranteed by each of the Company’s subsidiaries. FWHC Bridge, LLC, which is an affiliate of FWHC, who has acted as our lead investor in the last several financing transactions and was the lender of the $1,000,000 loaned to the Company in March and April, was the lead investor in the April Offering purchasing $1,535,570 of April Secured Notes. YPH Holdings, LLC, which is an affiliate of Michael Yurkowsky, who is a Director of the Company, purchased $25,000 of April Secured Notes on the same terms as all other investors.

Each Purchaser received a warrant to purchase 100% of the aggregate number of shares of common stock into which such Purchaser’s April Secured Note may ultimately be converted, except that the holders of the Notes issued in March and April in the total amount of $1,000,000 received warrants to purchase up to 200% of the aggregate number of shares of Common stock into which such Note may ultimately be converted The April Warrants have an exercise price equal to the purchase price in the Qualified Offering.

The April SPA provides a commitment on the part of each Purchaser to agree to invest an identical amount (as purchased in the April Offering) in the Qualified Offering as a backstop commitment (the “Backstop Commitment”). The Qualified Offering is contemplated to be made in the form of a rights offering to holders of all of the Company’s common stock. Accordingly, in the event that any stockholders do not participate in the Qualified Offering, their purchase would be filled by the Purchasers on a pro rata basis. In the event that any Purchaser fails to fulfil its Backstop Commitment then the April Warrants issued to such Purchaser in the April Offering will be cancelled.

In connection with the April Offering, the Company’s CEO Bill Horne entered into an amendment letter to his employment agreement which provides that his salary will be reduced to $0 per month; provided that on the date that the Company receives FDA approval to commence clinical trials for its products, Mr. Horne’s salary will be increased to a total of $18,750 per month (i.e. $225,000 per annum. Mr. Horne also agreed to subordinate the promissory notes owed to him by the Company to the April Secured Notes.

As part of the April Offering, the holders of certain existing warrants which contained anti- dilution price protection and other objectionable features that would have been triggered by the April Offering agreed to a one- time adjustment of their exercise price to $.015 per share and to gross up the number of warrants issuable. In consideration, the holders of such pre-existing warrants waived all future anti- dilution price protection.

In addition, in connection with the April Offering, the Company entered into an amendment with the Investor for the remaining convertible notes which were originally issued in 2018 and assumed in the Merger. These notes have a principal amount of $424,615 as of December 31, 2019. The amendment provides that the conversion price of the notes will be equal to the purchase price in the Qualified Offering. The holder waived all future anti-dilution price protection.

As of December 31, 2019, the Company had cash on hand of $1,424,096. Cash on hand at April 13, 2020 was approximately $585,000. The Company’s cash is insufficient to fund its operations in the near-term and the Company will need to raise additional capital through debt or equity offerings to continue operations.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. In the event the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings or raising equity capital, the Company may be forced to reduce our expenses, or discontinue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Basis Of Presentation And Summary of Significant Accounting Policies

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

The audited consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit, and the consolidated statements of cash flows do not reflect the historical financial information related to H-CYTE prior to the Merger as they only reflect the historical financial information related to RMS. For the audited consolidated statements of stockholders’ deficit, the common stock, preferred stock, and additional paid in capital reflect the accounting for the stock received by the RMS members as of the Merger as if it was received at the beginning of the periods presented.

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

The accompanying audited consolidated financial statements include the accounts of the Parent, its wholly owned subsidiaries, and its VIEs. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements, U.S. GAAP requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2019 and 2018 consists of funds deposited in checking accounts with commercial banks.

Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables. Trade accounts receivable are stated net of an estimate made for doubtful accounts, if any. Management evaluates the adequacy of the allowance for doubtful accounts regularly to determine if any account balances will potentially be uncollectible. Customer account balances are considered past due or delinquent based on the contractual agreement with each customer. Accounts are written off when, in management’s judgment, they are considered uncollectible. At December 31, 2019 and December 31, 2018, management believes no allowance is necessary. For the year ended December 31, 2019 and 2018, the Company recorded bad debt expense of approximately $90,000 and $3,000, respectively.

Impairment of Long-Lived Assets

The Company reviews the values assigned to long-lived assets, including property and equipment and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from estimated amounts. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required.

For the year ended December 31, 2019 and 2018, the Company recognized an impairment charge of approximately $2,944,000 and $607,000, respectively, related to certain intangible assets (See Note 7).

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill; it tests goodwill for impairment on at least an annual basis. An impairment loss, if any, is measured as the excess of the carrying value of the reporting unit over the fair value of the reporting unit.

As of December 31, 2019, the Company performed a quantitative test and determined that the carrying value of the reporting unit exceeded the fair value. The Company’s goodwill balance was determined to be impaired as of the balance sheet date due to the adverse financial results for 2019, the negative projected cash results for 2020 and a significant decline in its market capitalization. As a result, we recorded a goodwill impairment charge of approximately $12,564,000 during the year ended December 31, 2019 (See Note 7).

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

The Company has not entered into significant lease agreements in which it is the lessor. For the lease agreements in which the Company is lessee, under Topic 842, lessees are required to recognize a lease liability and right-of-use asset for all leases (except for short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components.

Other Receivables

Other receivables totaling approximately $19,000 and $5,000 at December 31, 2019 and 2018, respectively include receivables from the non-acquired Lung Institute, LLC due to Lung Institute Tampa, LLC for approximately $10,000 and $0, and approximately $9,000 and $5,000 reimbursement receivable for expenses from RMS at December 31, 2019 and 2018, respectively. The $10,000 receivable was a result of the Lung Institute, LLC being a transitory entity for Lung Institute Tampa, LLC while the merchant services accounts are being transferred.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP as outlined in the FASB ASC 606, Revenue From Contracts with Customers, which requires that five steps be completed to determine when revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfies a performance obligation. The Company records revenue under ASC 606 when control is transferred to the customer.

The Company uses a standard pricing model for the types of cellular therapy treatments that is offered to its patients. The transaction price accounts for medical, surgical, facility, and office services rendered by the Company for consented procedures and is recorded as revenue. The Company recognizes revenue when the terms of a contract with a patient are satisfied.

The Company offers two types of cellular therapy treatments to their patients.

1)	The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service.

2)	The Company also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the estimated standalone selling price of each service. The Company has deferred recognition of revenue amounting to approximately $1,046,000 and $326,000 at December 31, 2019 and 2018, respectively.

The Company’s policy is to not offer refunds to patients. However, in limited instances the Company may make exceptions to this policy for extenuating circumstances. These instances are evaluated on a case by case basis and may result in a patient refund. Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue. At December 31, 2019 and 2018, the estimated allowance for refunds was approximately $63,000 and $0, respectively and is recorded in a contra revenue account.

Research and development costs

Research and development expenses are recorded in operating expenses in the period in which they are incurred.

Advertising

Advertising costs are recorded in operating expenses in the period in which they are incurred.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the difference turns around. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowances is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.

From inception to December 31, 2019, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully reserved as of December 31, 2019 and 2018, respectively, since it is currently likely that the benefit will not be realized in future periods.

As a result of the acquisition, the Company is required to file federal income tax returns and state income tax returns in the states of Arizona, Florida, Georgia, Minnesota, Pennsylvania, Tennessee, and Texas. There are no uncertain tax positions at December 31, 2019 or December 31, 2018. The Company has not undergone any tax examinations since inception.

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

For the periods presented, there is no difference between the basic and diluted net loss per share: 44,806,076 warrants and 425,000 common stock options outstanding were considered anti-dilutive and excluded for the year ending December 31, 2019. At December 31, 2019, the only potentially dilutive shares would be from the conversion of the convertible debt and the conversion of preferred stock, Series B and Series D totaling 38,887,847 of common stock to be issued upon conversion of all these securities. There were no option or warrant exercises that would have been potentially dilutive. For the year ended December 31, 2018, there were no dilutive securities as the accounting acquirer did not historically have stock-based securities.

Fair Value Measurements

The Company measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

The Company classified its stock warrants as either liability or equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815, “Derivatives and Hedging” (ASC 815), depending on the specific terms of the warrant agreement. The Series B Warrants included a down-round protection feature that would also result in the issuance of additional shares of stock, are classified as liabilities pursuant to ASC 815 and are initially and subsequently measured at their estimated fair values. The Company will continue to record liability-classified warrants at fair value until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. For additional discussion on the Series B Warrants, see Note 12.

The Company classified a redemption provision in its Series D Preferred Stock as a derivative liability in accordance with ASC 815. The Company will continue to record the redemption provision as a “Redemption Put Liability” until the Series D is converted or redeemed. For additional discussion on the Redemption Put Liability, see Note 12.

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

The Company evaluates its financial liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. Although the Company believes that the recorded fair value of our financial instruments is appropriate at December 31, 2019, these fair values may not be indicative of net realizable value or reflective of future fair values. There were no financial assets or liabilities carried at fair value as of December 31, 2018.

Note 4– Business Acquisition

On January 8, 2019, MedoveX completed its business combination with RMS under which MedoveX purchased certain assets and assumed certain liabilities of RMS, otherwise referred to as the Merger. Pursuant to the terms of the APA, MedoveX issued to the shareholders of RMS 33,661 shares plus 6,111 additional Exchange Shares (based on closing the sale of $2 million of new securities) for a total of 39,772 shares of Series C Preferred Stock where each share of Series C Preferred stock automatically converted into 1,000 shares of common stock and represent approximately 55% of the outstanding voting shares of the Company.

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

Under the terms of the APA, MedoveX purchased certain assets and assumed certain liabilities of RMS. The assets of RMS reported on the MedoveX consolidated balance sheet as of December 31, 2018 that were excluded in the Merger on January 8, 2019 included the following: cash of approximately $70,000 convertible debt to a related party of approximately $4,300,000, interest payable of approximately $158,000, short-term notes, related party of approximately $180,000, accounts payable of approximately $398,000 and other current liabilities of approximately $285,000. Additionally, there were certain on-going litigation matters that were not assumed as part of the January 8, 2019 Merger.

Purchase Price Allocation

The purchase price for the acquisition of the Acquiree has been allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The acquisition-date fair value of the consideration transferred is as follows:

Common shares issued and outstanding	24,717,270
Common shares reserved for issuance upon conversion of the outstanding Series B Preferred Stock	2,312,500
Total Common shares	27,029,770
Closing price per share of MedoveX Common stock on January 8, 2019	$0.40
10,811,908
Fair value of outstanding warrants and options	2,220,000
Cash consideration to RMS	(350,000)
Total consideration	$12,681,908

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

Intangible assets are recorded as definite-lived assets and amortized over the estimated period of economic benefit. Intangible assets represent the fair value of patents and related proprietary technology for the DenerveX System. During the fourth quarter of 2019 the Company recorded an impairment charge of $2,944,000 related to the carrying value of its intangible assets (see Note 3).

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist. During the fourth quarter of 2019 the Company recorded an impairment charge of approximately $12,564,000 related to the carrying value of goodwill (see Note 3).

The derivative liability relates to the liability associated with warrants issued with the securities purchase agreements executed in May 2018, which liability was assumed in the Merger (see Note 12).

Total interest-bearing liabilities and other liabilities assumed are as follows:

Notes payable	$99,017
Short-term convertible notes payable	598,119
Dividend payable	57,813
Deferred rent	267
Total interest-bearing and other liabilities	$755,216

Notes payable relate to promissory notes assumed by Acquiree in a 2015 acquisition, which was later divested in 2016, with the assumed promissory notes being retained by Acquiree. The Company finalized an eighteen-month extension on the notes extending the maturity date to March 1, 2021. Payments on both notes are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. The promissory notes had outstanding balances of approximately $99,000 plus accrued interest of approximately $3,000 at January 8, 2019 (see Note 11) and promissory notes had outstanding balances of $78,000 as of December 31, 2019.

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

In the offering, the Acquiree sold an aggregate of 15 Units and issued to investors an aggregate of $750,000 in principal amount of convertible notes and 1,875,000 warrants to purchase common stock, resulting in total gross proceeds of $750,000 to the Company. If converted at $0.40 the convertible notes sold in the offering are convertible into an aggregate of 1,875,000 shares of common stock. The Acquiree recorded the proceeds from the notes and the accompanying warrants, which accrete over the period the notes are outstanding, on a relative fair value basis of approximately $505,000 and $245,000, respectively. At acquisition date, the value of the notes was approximately $598,000. Due to the notes maturing in 2019, the warrants have fully accreted as of December 31, 2019.

The convertible notes had maturity dates between August and September 2019 and were renegotiated or repaid during the third and fourth quarters of 2019 (see Note 11).

The following schedule represents the amount of revenue and net loss attributable to the MedoveX acquisition which have been included in the consolidated statements of operations for the periods subsequent to the acquisition date:

For the Year Ended
December 31, 2019
Revenues	$67,631
Net loss attributable to MedoveX	$(4,754,680)

The following unaudited pro forma financial information represents the consolidated financial information as if the acquisition had been included in the consolidated results beginning on the first day of the fiscal year prior to its acquisition date. The pro forma results have been calculated after adjusting the results of the acquired entity to remove any intercompany transactions and transaction costs incurred and to reflect any additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on the first day of the fiscal year prior to its acquisition date, together with the consequential tax effects. The pro forma results do not reflect any cost savings, operating synergies, or revenue enhancements that the combined entities may achieve as a result of the acquisition; the costs to combine the companies’ operations; or the costs necessary to achieve these cost savings, operating synergies or revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under the current ownership and operation.

	For the Year Ended December 31, 2018
	RMS	MedoveX	Pro Forma
Revenues	$7,883,115	$818,211	$8,701,326
Net loss	(4,394,149)	(4,908,644)	(9,302,793)
Net loss attributable to common shareholders	(4,394,149)	(5,477,873)	(9,872,022)

Loss per share- basic and diluted	$(0.13)	$(0.23)	$(0.17)

Note 5 – Right-of-use Asset And Lease Liability

Upon adoption of ASU No. 2016-02 (as amended) (See Note 3), additional current liabilities of approximately $475,000 and long-term liabilities of approximately $713,000 with corresponding ROU assets of approximately $1,167,000 were recognized, based on the present value of the remaining minimum rental payments under the new leasing standards for existing operating leases.

The audited consolidated balance sheet at December 31, 2019 reflects current lease liabilities of approximately $454,000 and long-term liabilities of $302,000, with corresponding ROU assets of $738,000.

The components of lease expense for the years ended December 31, 2019 and 2018, respectively, are as follows:

	Year ended December 31,
	2019	2018
Operating lease expense	$579,770	$533,035

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2019 and 2018, respectively, are as follows:

	Year ended December 31,
	2019	2018
Operating cash flows from operating leases (1)	$579,770	$-

Supplemental balance sheet and other information related to operating leases are as follows (1):

December 31, 2019
Operating leases:
Operating leases right-of-use assets	$738,453
Lease liability, current	453,734
Lease liability, net of current portion	302,175
Total operating lease liabilities	$755,909
Weighted average remaining lease term	2.2 years
Weighted average discount rate	7.75%

(1)	There is no comparable information for operating leases at or for the year ended December 31, 2018 since the Company adopted ASU No. 2016-02 on January 1, 2019 and elected to recognize operating lease right-of-use assets and operating lease liabilities at the adoption date.

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Operating leases
Operating leases:
Due in one year or less	$492,141
Due after one year through two years	154,559
Due after two years through three years	102,891
Due after three years through four years	69,333
Total lease payments	818,924
Less interest	(63,015)
Total	$755,909

Operating lease expense and cash flows from operating leases for year ended December 31, 2019 totaled approximately $580,000 and are included in the “Other general and administrative” section of the audited consolidated statement of operations.

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

Note 6 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	December 31, 2019	December 31, 2018
Furniture and fixtures	5-7 years	$231,222	$149,285
Computers and software	3-7 years	244,039	278,234
Leasehold improvements	15 years	157,107	156,133
		632,368	583,652
Less accumulated depreciation		(412,665)	(316,736)

Total		$219,703	$266,916

Depreciation expense was approximately $98,000 and $95,000, respectively, for the years ended December 31, 2019 and 2018. The Company uses the straight-line depreciation method to calculate depreciation expense.

Note 7 - Intangible Assets and Goodwill

The Company’s intangible assets are patents and related proprietary technology for the DenerveX System. For 2019, total amortization expense related to acquisition-related intangible assets was $736,000 included in operating expense in the accompanying consolidated statement of operations.

The Company decided to permanently suspend manufacture and sale of the DenerveX product for the foreseeable future, as it has been unsuccessful in its attempts to source cost effective alternative manufacturing and distributor options for the product. The Company has no future plans to commit any additional resources related to the future development or sales efforts for the product, as it has determined that the cost to relaunch the product back to market to be significant and indeterminable due to issues with the manufacturing and sterilization of the product. The DenerveX System no longer represents part of the Company’s core strategic plans for the future. The Company believes that it is more likely than not that the carrying value will not be recoverable. As a result, during the fourth quarter of 2019 the Company recorded a charge of $2,944,000 to impair the carrying value of the technology related intangible. This charge was recorded within the caption, “Loss on impairment” in the accompanying consolidated statements of operations.

The Company’s goodwill balance was determined to be impaired as of the balance sheet date due to the adverse financial results for 2019, the negative projected cash results for 2020 and a significant decline in its market capitalization. The Company concluded that the fair value of the reporting unit was less than the carrying amount in excess of goodwill. As a result, during the fourth quarter of 2019 the Company recorded a $12,546,000 impairment charge, which is presented within the caption, “Loss on impairment” in the accompanying consolidated statements of operations.

For the year ended December 31, 2018, the Company recognized approximately $607,000 in impairment loss related to the write-off of the capitalized costs for the design and development of an application to be sold on the iOS and Android store platforms.

Note 8 – Related Party Transactions

Consulting Expense

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone receives $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. This arrangement has no specified termination date. For year ended December 31, 2019 and 2018, the Company has expensed approximately $125,000, and $0 in compensation to Mr. Monteleone, respectively. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair to $2,500.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For year ended December 31, 2019, the Company expensed approximately $68,000 in consulting fees to St. Louis Family Office.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. A close family member of the Company’s CEO is a partner in Strategos. The monthly fee started at $4,500 and increased to approximately $7,500 per month. Strategos will provide information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by LHI, advocate for legislation that supports policies beneficial to patient access and oppose any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. For the year ended December 31, 2019, the Company expensed approximately $71,000. The Company terminated this agreement in March 2020.

Board Members and Board Member Expenses

In July 2019, the Board appointed Dr. Andre Terzic and Dr. Atta Behfar to the Board. On November 18, 2019, Dr. Andre Terzic and Dr. Atta Behfar resigned from the Company’s Board of Directors to avoid any potential conflicts that could arise from the Company’s Service Agreement with Rion. Drs. Terzic and Behfar are co-founders of Rion.

For the year ended December 31, 2019, and December 31, 2018 the Company paid $5,000 and $0, respectively, each for Board of Director fees to Michael Yurkowsky and to Raymond Monteleone for a total of $10,000, and $0 respectively.

Debt and Other Obligations

The Company had various related party transactions in 2018. For the period of January 1, 2018 to March 13, 2018, the Company received approximately $528,000 from one of its shareholders (RMS members) and approximately $228,000 from its CEO (RMS CEO) as part of a line of credit that was established in 2017. On March 13, 2018, the entire $1,856,000 line of credit received from the RMS members and the CEO, including contributions from 2017, was transferred to the BioCell Capital, LLC debt instrument, (“BioCell Capital Line of Credit”).

The BioCell Capital Line of Credit also consisted of capital contributions from related parties totaling approximately $4,306,000, inclusive of the aforementioned $1,856,000, to RMS in 2018. The BioCell Capital Line of Credit was converted to RMS members’ equity and was excluded from the APA on January 8, 2019.

The Company also received a short-term advance from one of its shareholders (RMS members), who was also the CEO of H-CYTE, in the amount of $180,000 in December 2018 for working capital needs. This liability was not assumed in the Merger.

The short-term notes, related party as of December 31, 2019 of $1,635,000 is comprised of four loans made to the Company during 2019, by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne. These were advanced for working capital purposes and had the terms as indicated below.

A loan for $900,000 was made on July 25, 2019. This loan accrues interest at 5.5% and is due and payable upon demand of the creditor.

A loan for $350,000 was made on September 26, 2019 with the following terms:

●	12% interest rate with a maturity date of March 26, 2020.
●	The Company was unable to pay back the principal and interest by November 26, 2019; therefore, it issued to Lender a three-year warrant to purchase 400,000 shares of the Company’s common stock with a purchase price of $0.75 per share in accordance with the terms of the note.
●	The Company was unable to pay back the loan on March 26, 2020, therefore, the interest rate increased to 15%.

A loan for $150,000 was made on October 28, 2019 with the following terms:

●	12% interest rate with a maturity date of April 28, 2020.
●	The Company was unable to pay back the principal and interest by December 28, 2019; therefore, it issued to Lender a three-year warrant to purchase 171,429 shares of the Company’s common stock with a purchase price of $0.75 per share in accordance with the terms of the note.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

A loan for $235,000 was made on November 13, 2019 with the following terms:

●	12% interest rate with a maturity date of May 13, 2020.
●	The Company was unable to pay back the principal and interest by January 13, 2020, therefore in January 2020 it issued to Lender a three-year warrant to purchase 268,571 shares of the Company’s common stock with a purchase price of $0.75 per share in accordance with the terms of the note.
●	If the Company is unable to pay the loan as of May 13, 2020, the interest rate increases to 15%.

In connection with the April Offering, Mr. Horne subordinated his notes to the April Secured Notes.

Note 9 - Equity Transactions

For the consolidated statement of stockholders’ deficit as of December 31, 2018, the common stock, preferred stock and additional paid in capital reflect the accounting for the stock received by the RMS members as of the Merger as if it was received as of the beginning of the periods presented and the historical accumulated deficit of RMS. As of the closing of the Merger, before the contingent additional exchange shares impact from the sale of new securities, the stock received by RMS was 33,661 shares of Series C Preferred Stock, which was later converted into approximately 33,661,000 shares of common stock, with common stock par value of approximately $33,700 and additional paid-in capital of approximately $3,566,000. The historical accumulated deficit and non-controlling interest of RMS as of the closing was approximately $9,296,000 and $370,000, respectively.

Common Stock Issuance

On January 8, 2019, the Company entered into a securities purchase agreement (the “SPA”) with four purchasers (the “Purchasers”) pursuant to which the four Purchasers invested in the Company an aggregate amount of $2,000,000, with $1,800,000 in cash and $200,000 by cancellation of debt as explained below, in exchange for forty (40) units (the “Units”), each consisting of a convertible note (the “Convertible Note”) with the principal amount of $50,000 and a warrant (the “Warrant”) to purchase common stock (the “common stock”) of the Company at a purchase price of $0.75 per share. Pursuant to this SPA, the Company initially offered a minimum of $1,000,000 and a maximum of $6,000,000 of Units, and subsequently increased the maximum amount to $8,000,000 (the “Maximum Amount”) of Units at a price of $50,000 per Unit until the earlier of (i) the closing of the subscription of the Maximum Amount and (ii) March 31, 2019 (the “Termination Date”), subject to the Company’s earlier termination at its discretion. The SPA includes the customary representations and warranties from the Company and purchasers. Mr. Gorlin, the Company’s former Chairman of the Board, converted a $200,000 promissory note owed to him by the Company in exchange for four (4) Units on the same terms as all other Purchasers. Mr. Gorlin subsequently converted the promissory note underlying the Units into an aggregate of 500,000 shares of common stock, eliminating the Company’s debt obligation.

Each Convertible Note had an interest rate of 12% per annum, a principal amount of $50,000 maturity date of January 8, 2020, and are convertible into shares of common stock at a price of $0.40 subject to adjustment as provided for in the Convertible Note. Pursuant to the terms of the Convertible Note, each holder of the Convertible Note shall not own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of common stock issuable upon exercise of such Convertible Note. If defaulted, the penalty interest rate of the Convertible Note shall rise to 18% per annum. In addition, each Warrant is exercisable at a price of $0.75 per share (the “Exercise Price”), subject to adjustments stated therein. The holder of each Warrant may purchase the number of shares of common stock equal to the number of shares of common stock issuable upon conversion of each Convertible Note while the Warrant is exercisable. The Warrants have a term of three years and shall be exercised in cash or on a cashless basis as described in the Warrant agreement. All Convertible Notes were converted into an aggregate of 18,000,000 shares of common stock upon closing. 17,500,000 of these shares were issued for cash and 500,000 shares were issued for conversion of short-term debt. The issuance costs for this private placement were approximately $133,000. Additionally, in July 2019, the Company raised $100,000 by selling 200,000 shares of common stock at $0.50 per share in a separate private placement. The Company also issued the investors 100,000 warrants with an exercise price of $1.00 per share. For the year ended December 31, 2019, the Company sold a total of 17,700,000 shares of common stock through private placements for cash and another 500,000 shares for conversion of short-term debt.

As reported on Form 8-K filings on January 25, 2019, February 8, 2019, March 15, 2019 and April 5, 2019, the Company entered into other SPA’s with additional purchasers, which brought the aggregate amount of capital raised in all these offerings to $7,000,000, as of that latest date, excluding the shares issued for conversion of short-term debt, discussed below. In July 2019, the Company raised $100,000 by selling 200,000 shares of common stock at $0.50 per share in a separate private placement which brought the total of raised from all these offerings to $7,100,000.

As a result of the sales of new securities of at least $5,650,000, the Company issued an additional 17,264 Series C Preferred Stock to RMS members in accordance with the provisions of the APA. These shares automatically converted to 17,263,889 shares of common stock.

All the Convertible Notes from the SPA, as well as the shares of Series C Preferred Stock issued to RMS members, were automatically converted into shares of common stock at closing.

In February 2019, 250,000 shares of common stock were issued pursuant to conversion of short-term debt and accrued interest.

In March 2019, the Company issued an aggregate of 130,085 shares of common stock at $0.40 per share for consulting fees in an amount equivalent to $52,033. In August 2019, the Company issued 150,000 shares of common stock to consultants in consideration of consulting services rendered to the Company. At the time of issuance, the fair market value of the shares was $0.29, and, as a result, $43,500 was expensed for the year ending December 31, 2019.

On April 25, 2019, the Company issued 4,225,634 shares of common stock valued at $0.40 per share to Mr. William E. Horne, the Company’s CEO, in a restricted stock award which was 100% vested when issued. The Company recognized approximately $1,690,000 of compensation expense during the year ended December 31, 2019 related to the restricted stock award. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this restricted stock award (as well as the incentive stock options issued in the quarter ended March 31, 2019) would be fully vested if not issued within fifteen days of the Merger. Neither award was issued within that time frame and both awards became fully vested when issued. The aggregate number of shares of common stock from these two awards is 4,475,634 and was calculated based on 7% of the Company’s issued and outstanding common stock as of the closing of the Merger.

During the year ended December 31, 2019, 715,279 shares were issued pursuant to conversions of 2,650 shares of Series B Convertible Preferred Stock and 50,367 shares for accrued dividends thereunder.

In conjunction with the Series D Preferred financing (See Note 14), the Company offered the Series B warrant holders the option to exchange their warrants on the basis of 1 warrant for 0.40 common shares. Warrant holders chose to exchange 1,007,813 warrants with a fair value of approximately $75,000 for 403,125 shares of common stock. The Series B Warrants were adjusted to fair value on the date of the exchange with the change in fair value being recorded in earnings. The fair value of the common stock issued was $73,000 which approximated the fair value of the Series B Warrants exchanged.

Series B Preferred Stock Preferences

Voting Rights

Holders of Series B Preferred Stock (“Series B Holders”) have the right to receive notice of any meeting of holders of common stock or Series B Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series B Preferred Stock. Each Series B Holder shall vote on each matter submitted to them with the holders of common stock.

Liquidation

Upon the liquidation or dissolution of the business of the Company, whether voluntary or involuntary, each Series B Holder shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefore, a preferential amount in cash equal to the stated value plus all accrued and unpaid dividends. All preferential amounts to be paid to the Series B Holders in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company’s to the holders of the Company’s common stock but after the Series D Holders receive their respective liquidation value. The Company accrues these dividends as they are earned each period.

On January 8, 2019, the Company completed the issuance of Convertible Notes with a conversion price of $0.40. As a result, the exercise price on all of the warrants issued with the Series B Preferred Stock was adjusted downward to 90% of that conversion price, or $0.36.

The Company recognized a beneficial conversion feature related to the Series B Preferred Stock of approximately $33,000, which was credited to additional paid-in capital, and reduced the income available to common shareholders. Since the Series B Preferred Stock can immediately be converted by the holder, the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders.

Series B preferred Stock Conversions and Repurchase

During the year ended December 31, 2019, 9,250 shares of Series B Preferred Stock, par value $0.001, and accrued dividends were assumed with the Merger and an aggregate of 2,650 shares of Series B Preferred Stock, and accrued dividends, were subsequently converted into an aggregate of 715,279 shares of the Company’s common stock. The Company also repurchased 500 shares of Series B Preferred Stock for $50,000 plus accrued dividends.

Debt Conversion

Convertible Notes and Promissory Note to Related Party

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

Stock-Based Compensation Plan

The Company utilizes the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that the stock-based compensation awards are expected to be outstanding.

Including the expense of approximately $1,690,000 related to the restricted stock award to the Company’s CEO and approximately $95,000 of compensation expense with respect to vested stock options, total stock-based compensation expense for the year ended December 31, 2019 was approximately $1,785,000. The recognition of the $1,690,000 in compensation expense was the result of the stock award being 100% vested upon issuance. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this grant would be fully vested if not issued within fifteen days of the reverse merger transaction. The restricted stock award was not issued within that time frame and was fully vested when issued.

Stock Option Activity

For the year ended December 31, 2019, the Company recognized approximately $95,000, as compensation expense with respect to vested stock options. Since these stock options were assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019. The expense for the year ended December 31, 2019 is primarily related to an option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement. These options were immediately vested upon issuance.

As of December 31, 2019, there were 3,750 shares of unvested stock options and unrecognized compensation expense totaled approximately $600. The remaining expense will be recognized as an expense on a straight-line basis over the remaining weighted average service period which is approximately 6.28 years.

The following is a summary of stock option activity for the year ending December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	$—	—

Assumed with the Merger	557,282	$2.78	6.99
Other activity since January 8, 2019:
Granted	250,000	$0.40	9.02
Cancelled	(382,282)	$2.86	—
Outstanding at December 31, 2019	425,000	$1.38	7.71
Exercisable at December 31, 2019	421,250	$1.38	7.71

Non-Controlling Interest

For the year-ended December 31, 2019 and 2018, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities which entities own their respective clinics; however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management agreement. Based on these agreements, the Company (RMS and RMS Management and now H-CYTE) has the responsibility to run and make decisions on behalf of the clinics, except for medical procedures. Beginning in January 2018, the Company adopted the policy for all of the VIEs that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income each month for each VIE to a net of zero. Due to this change in policy, there was no change in the non-controlling interest for the years ended December 31, 2018 or 2019 related to the net income as it was $0 each month through the management fee charged by the Company. The only change in the non- controlling interest balance in 2018 was related to the acquisition of 100% interest of State in 2018; there was no change in non-controlling interest in 2019.

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

On October 9, 2019, the Company entered into a services agreement with Rion, LLC which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new cellular therapy (L-CYTE-01) and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for L-CYTE-01. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of L-CYTE-01. The description of services around the L-CYTE-01 product include research and development, process development, point of care GMP process, and investigational new drug (IND) generation for submission to the FDA. The total compensation under the agreement is $1,500,000. H-CYTE paid Rion $750,000 in November, 2019 per the agreement to start the services outlined which is recorded as a prepaid expense on the balance sheet as of December 31, 2019 as services did not begin until 2020. The remaining $750,000 is due and payable upon the achievement of certain milestones in the services agreement; at this time, the Company is not able to estimate when these milestones will occur.

Regenerative Medical Equipment & Services Agreement

On December 1, 2019, H-CYTE entered into an agreement with Alliance Health Services S.C. to provide specialized equipment and supplies, medical practices, procedures and protocols for regenerative medicine. Additionally, certain related training, educational development, compliance, marketing, supply chain management, and support services are provided. H-CYTE is to receive as compensation for these services for a monthly fee of $5,000. Alliance Health Services also agrees to purchase the supplies needed for the regenerative medicine protocols at cost provided to H-CYTE from its manufacturer plus $450 per treatment utilization. H-CYTE prorated the initial monthly fee from $5,000 to $3,333 which were recorded as accounts receivable as of December 31, 2019. Due to the coronavirus pandemic, this agreement was suspended indefinitely on March 23, 2020.

Consulting Agreements

The Company entered into an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $5,000 per month. Additionally, 62,500 shares of common stock at $0.29 per share was issued in connection with a separate agreement on August 29, 2019. The Company incurred expense of approximately $83,000 for the year ended December 31, 2019 related to these agreements. Since these agreements were assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 for services related to evaluation and negotiation of future acquisitions, joint ventures, and site evaluations/lease considerations. The duration of the consulting agreement is for a period of twelve months in the amount of $12,500 per month with a $15,000 signing bonus. Either party may terminate this agreement with or without cause upon 30 days written notice. The agreement also provides LilyCon Investments with $35,000 in stock (to be calculated using an annual variable weighted average price from February 2019 through January 2020) to be granted on the one-year anniversary of this agreement, if the agreement has not been terminated prior to that date. For year ended December 31, 2019, the Company expensed a total of approximately $153,000 in compensation to LilyCon Investments. In February 2020, the Company issued LilyCon Investments $35,000 in shares of H-CYTE stock at an average share price of $0.31 per share for a total of 106,061 shares per the terms of the agreement. In March 2020, this agreement was modified to lower the monthly payment amount to $5,000. This agreement was terminated effective April 1, 2020.

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone receives $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. This arrangement has no specified termination date. For year ended December 31, 2019 and 2018, the Company has expensed approximately $125,000, and $0 in compensation to Mr. Monteleone, respectively. Effective March 25, 2020, the Company reduced the fees for the advisory services to $5,000 per month and the fees per quarter that Mr. Monteleone was to receive as the Audit Committee Chair to $2,500.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For year ended December 31, 2019, the Company expensed approximately $68,000 in consulting fees to St. Louis Family Office.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. The monthly fee started at $4,500 and increased to approximately $7,500 per month. Strategos will provide information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by the Lung Health Institute, advocate for legislation that supports policies beneficial to patient access and oppose any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. For the year ended December 31, 2019, the Company expensed approximately $71,000. The Company terminated this agreement in March 2020.

The Company entered into a consulting agreement with Goldin Solutions, effective August 4, 2019, for media engagement and related efforts, including both proactive public relations and crisis management services. The agreement has a minimum term of six months, with a $34,650 monthly fee plus expenses payable each month, with the exception of a first month discount of $12,600. For year ended December 31, 2019, the Company expensed $162,000. The Company terminated this agreement in March 2020.

Distribution center and logistic services agreement

The Company has a non-exclusive distribution center agreement with a logistics service provider in Berlin, Germany pursuant to which they manage and coordinate the DenerveX System products which the Company exports to the EU through June 2020. The Company paid a fixed monthly fee of €4,500 (approximately $5,050 based on the EU exchange rate at December 31, 2019) for all accounting, customs declarations and office support, and a variable monthly fee ranging from €1,900 to €6,900 (approximately $2,300 to $8,300), based off volume of shipments, for logistics, warehousing and customer support services.

Total expenses incurred for the distribution center and logistics agreement were approximately $49,000 for the year ended December 31, 2019. Since this agreement was assumed on January 8, 2019 as part of the reverse merger transaction, there were no historical costs related to this prior to January 8, 2019.

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

The Company incurred approximately $1,100 in royalty expense under the Contribution and Royalty agreement for the year ended December 31, 2019, all of which was included in accounts payable at December 31, 2019. Since this agreement was assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019.

Due to the discontinuance of the DenerveX product, no further expense from this agreement is expected.

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

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, LI Scottsdale, and LI Tampa. For year ended December 31, 2019 and 2018, payments totaling approximately $141,000 and $119,000, respectively, were made to these physicians’ legal entities. Due to the ramifications of the coronavirus pandemic, the Company ceased operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, LI Scottsdale, and LI Tampa. The guaranteed payments for these clinics will be suspended until operations recommence at the aforementioned clinics.

Manufacturer Liability Dispute

The Company selected an FDA registered contract manufacturer, to manufacture the DenerveX product. In 2019, the Company became aware of events which resulted in the manufacturer not meeting certain contract performance requirements. As a result, the Company is in a dispute with the manufacturer. The Company intends to vigorously defend its position that the manufacturer did not meet its contract performance obligations. The Company believes the likelihood of incurring a material loss regarding the dispute with the manufacturer is reasonably possible but is unable to estimate the amount of the loss based on information available at this time. As such, the Company has not recorded a loss as of December 31, 2019. The Company is not aware of any legal action regarding this matter.

Note 11 –Debt

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

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding Convertible Notes, plus accrued interest, was converted into an aggregate of 251,667 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the SPA subsequent to the trigger of the down round feature.

The convertible notes had maturity dates between August and September 2019. In November 2019 the Company redeemed $350,000 of convertible notes payable in principal and $52,033 in interest payable for three of the noteholders. The Company also recognized an additional $80,225 in penalties and late fees in relation to these notes for the year ended December 31, 2019.

The Company also reached an extension with the remaining noteholder which extended the maturity date of the loan for one year, until September 30, 2020. This note had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon renewal of approximately $425,000 for the year ending December 31, 2019. Additionally, approximately 424,000 warrants were issued in connection with the extension of the note. The fair market value of the warrants on September 18, 2019, the day the warrants were issued, was approximately $106,000, which the Company recognized as an expense for the year ending December 31, 2019.

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $78,000 at December 31, 2019. The Company incurred interest expense related to the promissory notes for the year ended December 31, 2019 in the amount of approximately $2,000; no interest expense was incurred during 2018 as these notes were assumed on January 8, 2019.

Note 12 – Derivative Liability- Warrants and Redemption Put Liability

Financial assets and liabilities carried at fair value as of December 31, 2019 are classified in the table below in one of the three categories described in Note 3:

	Fair Value Measurement at December 31, 2019 (1)
	Using Level 3	Total
Liability:
Derivative Liability - Warrants	$315,855	$315,855
Derivative Put Liability	$267,399	$267,399

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of December 31, 2018 or 2019.

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2019:

Derivative Liability- Warrants

January 8, 2019 - date of dilutive financing	$1,215,678
Exchange for common stock	(72,563)
Fair value adjustments	(827,260)

Balance at December 31, 2019	$315,855

Redemption Put Liability

November 15, 2019 - date of issuance	$614,095
Fair value adjustments	(346,696)

Balance at December 31, 2019	$267,399

Derivative Liability- Warrants

In connection with the securities purchase agreements executed in May 2018 (which the Company assumed in the Merger), whereby 108,250 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Shares”) and warrants were issued to purchase 2,312,500 shares of the Company’s common stock (“Series B Warrants”). The Series B Warrants had a three-year term at an exercise price of $0.75. The Series B Warrants contain two features such that in the event of a downward price adjustment the Company is required to reduce the strike price of the existing warrants (first feature or “down round”) and issue additional warrants to the award holders such that the aggregate exercise price after taking into account the adjustment, will equal the aggregate exercise price prior to such adjustment (second feature or “additional issuance”).

On January 8, 2019 the Company issued equity securities which triggered the down round and additional issuance warrant features. As a result, the exercise price of the warrants was lowered from $0.75 to $0.40 and 2,023,438 additional warrants were issued. The inclusion of the additional issuance feature caused the warrants to be accounted for as liabilities in accordance with ASC Topic 815.

The fair market value of the warrants, approximately $1,200,000, has been recorded as a derivative liability in the purchase price allocation. The derivative liability has been remeasured to fair value at the end of each reporting period and the cumulative change in fair value, approximately $827,000, has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the year ended December 31, 2019. The fair value of the derivative liability included on the consolidated balance sheet was approximately $316,000 as of December 31, 2019.

Fair values for the Series B Warrants were determined using a Lattice model which considered randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation.

The Company estimated the fair value of the warrant derivative liability as of the date they were accounted for as liabilities (assumed in Merger as of January 8, 2019) and December 31, 2019, respectively, using the following assumptions:

	January 8, 2019	December 31, 2019
Fair value of underlying stock	$0.40	$0.13
Exercise price	$0.40	$0.40
Risk free rate	2.57%	1.58-1.59%
Expected term (years)	3.00	1.34-2.02
Stock price volatility	115%	143-154%
Expected dividend yield	—	—

Due to the down round provision contained in the warrants, which could provide for the issuance of additional warrant shares as well as a reduction in the exercise price, the model also considered subjective assumptions related to the shares that would be issued in a down-round financing and the potential adjustment to the exercise price. The fair value of the warrants will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the down-round provisions.

On November 15, 2019, the Company redeemed a shareholder’s Series B Preferred shares for its initial face value, plus accrued dividends.

In conjunction with the Series D Preferred financing (See Note 14), the Company offered the Series B warrant holders the option to exchange their warrants on the basis of 1 warrant for 0.40 common shares. Warrant holders chose to exchange 1,007,813 warrants with a fair value of approximately $75,000 for 403,125 shares of common stock with a fair value of approximately $73,000. On the date of the exchange, the Series B Warrants were first adjusted to fair value with the change in fair value being recorded in earnings.

Redemption Put Liability

As described in Note 14, the redemption put provision embedded in the Series D financing required bifurcation and measurement at fair value as a derivative. If the redemption put provision is triggered, it allows either payment in cash or the issuance of “Trigger Event Warrants”. Accordingly, the fair value of the Redemption put liability considered management’s estimate of the probability of cash payment versus payment in Trigger Event Warrants and was valued using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the Trigger Event Warrant portion of the redemption put liability using the following assumptions on the closing date of November 15, 2019 and December 31, 2019:

	November 15, 2019	December 31, 2019
Fair value of underlying stock	$0.118	$0.056
Exercise price	$0.20409	$0.20409
Risk free rate	1.84%	1.92%
Expected term (in years)	10.0	9.9
Stock price volatility	90%	92%
Expected dividend yield	—	—
Likelihood of redemption	50%	50%

The fair market value of the redemption put liability at inception was approximately $614,000 which has been recorded as a liability and is remeasured to fair value at the end of each reporting period. The cumulative change in fair value, approximately $347,000, has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for year ended December 31, 2019. The fair value of the redemption put liability included on the consolidated balance sheet was approximately $267,000 as of December 31, 2019.

Note 13 - Common Stock Warrants

Fair value measurement valuation techniques, to the extent possible, should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s fair value measurements of all warrants are designated as Level 1 since all of the significant inputs are observable and quoted prices used for volatility were available in an active market.

A summary of the Company’s warrant issuance activity and related information for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38	1.53
Exchanged	(1,007,813)	0.40	—
Expired	(2,183,478)	2.73	—
Issued	35,888,624	$0.73	5.36
Outstanding and exercisable at 12/31/19	44,806,076	0.78	4.59

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The inputs used in the Black-Scholes valuation technique to value each of the warrants issued at December 31, 2019 as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	5,000,000	$0.40	$0.75	$0.24	3 years	2.57	115.08
Antidilution provision(1)	1/8/2019	2,023,438	$0.40	$0.40	$0.28	3 years	2.57	115.08
Private placement	1/18/2019	6,000,000	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	1,250,000	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	437,500	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	750,000	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	375,000	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	125,000	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	150,000	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	2,475,000	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	500,000	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	375,000	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	62,500	$0.51	$0.75	$0.31	3 years	2.21	112.79
Private placement	4/4/2019	500,000	$0.48	$0.75	$0.29	3 years	2.29	112.77
Private placement	7/15/2019	200,000	$0.53	$1.00	$0.31	3 years	1.80	115.50
Convertible debt extension	9/18/2019	424,000	$0.40	$0.75	$0.25	3 years	1.72	122.04
Private placement of Series D Convertible Preferred Stock	11/15/2019	14,669,757	$0.28	$0.75	$0.19	10 years	1.84	89.75
Short-term note related party	11/26/2019	400,000	$0.20	$0.75	$0.13	3 years	1.58	144.36
Short-term note, related party	12/30/2019	171,429	$0.14	$0.75	$0.08	3 years	1.59	145.29

(1) The Company had warrants that triggered the required issuance of an additional 2,023,438 warrants as a result of the Company’s capital raise that gave those new investors a $0.40 per share investment price which required the old warrant holders to receive additional warrants since their price was $0.75 per share.

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

Note 14- Mezzanine Equity AND SERIES D CONVERTIBLE PREFERRED STOCK

Series D Convertible preferred Stock

On November 15, 2019, the Company entered into a securities purchase agreement with selected accredited investors whereby the Company offered (i) up to 238,871 shares of Series D Convertible Preferred Stock the (“Series D Shares”) at a price of $40.817 per share and (ii) a ten-year warrant (the “Series D Warrant”) to purchase 14,669,757 shares of common stock. The Series D Warrants are exercisable for a period of 10 years from issuance at an initial exercise price of $0.75 per share, subject to adjustment for traditional equity restructurings and reorganizations.

On November 21,2019, the Company entered into a securities purchase agreement with FWHC HOLDINGS, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Preferred Stock, par value $0.001 per share and the Series D Warrant resulting in $6.0 million in gross proceeds to the Company (the “FWHC Investment”). The Shares were sold at a price of $40.817 per Share and each Share is convertible into 100 shares of Common Stock. Accordingly, the conversion price into common stock is $0.40817 per share. In connection with the FWHC Investment, the Company, FWHC and certain key holders entered into a Right of First Refusal and Co-Sale Agreement (the “RFRC Agreement”) which provides for certain rights with respect to the shares held by FWHC and the key holders. The key holders are identified in the RFRC Agreement and include the Company’s principal stockholder RMS Shareholder, LLC and the Company’s CEO, William E. Horne. The Company, FWHC and certain other holders of the Company’s voting stock entered into a Voting Agreement (“Voting Agreement”) with respect to the size and composition of the Company’s Board and certain other items if requested by FWHC. In connection the FWHC Investment, the Company and FWHC entered into an Investors’ Rights Agreement (the “IRA”) which provided FWHC with other additional rights including but not limited to, registration rights, board observer rights, and a right of first refusal for future offerings. The Series D Shares vote with the common shareholders on an if-converted basis and provide for cumulative dividends at 8% of the stated value, payable upon a liquidation or redemption. For any other dividends, the Series D Shares will participate with common stock on an as-converted basis. Each Series D Share is convertible into common shares at a conversion price of $100 per common share. The conversion price is subject to adjustment for anti-dilution protection and traditional equity restructuring and reorganizations. The Series D Shares will be mandatorily converted upon the earlier of 1) the written consent of holders of a majority of Series D shareholders and 2) the common stock is listed and quoted on one of the NASDAQ markets or the New York Stock Exchange as a result of a public offering at a price of at least $1.22451 per share and proceeds of at least $25 million. The Series D Shares also contain an embedded mandatory redemption provision which will occur at the earliest of: (a) 90 days following the date that William E. Horne is no longer serving as the Corporation’s CEO and a majority of the Series D holders do not approve of his replacement, (b) William E Horne transfers more than 25% of the stock owned by him to a person not related to him or a current shareholder or (c) the Company’s common stock is not listed on a NASDAQ market or the New York Stock Exchange within 30 months as a result of a public offering generating minimum net proceeds of at least $25 million (the “Trigger Date”). The redemption price to be paid is the greater of a) the Original Issue Price of $40.817, plus any accrued and unpaid dividends and (b) the fair market value of the Series D Shares on the redemption date. In lieu of redeeming the Series D Shares for cash, the holder may elect to receive “Trigger Event Warrants” equal to the number of shares of common stock the Series D Shares are convertible into on the Trigger Date. The Trigger Event Warrants will have a ten-year term from the date of redemption and allow the holders to purchase shares of common stock at a price equal to the lower of a) 0.50% of the Original Issue Price and b) the Series D conversion price on the Trigger Date.

The Company determined that the nature of the Series D Shares was more analogous to an equity instrument, and that the economic characteristics and risks of the embedded conversion option was clearly and closely related to the Series D Shares. As such, the conversion option was not required to be bifurcated from the host under ASC 815, Derivatives and Hedging. The Company recognized a beneficial conversion feature related to the Series D Shares of approximately $623,000, which was credited to additional paid-in capital, and reduced the income available to common shareholders. Because the Series D Shares can immediately be converted by the holder, the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders. Since the Series D Shares are redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, they have been classified as mezzanine equity in the Consolidated Balance Sheets.

The Company determined that the economic characteristics and risks of the embedded redemption provision were not clearly and closely related to the Series D Shares. The Company assessed the embedded redemption provision further, and determined it met the definition of a derivative and required classification as a derivative liability at fair value. The redemption put liability as of inception and December 31, 2019, was approximately $614,000 and $267,000, respectively.

The Company’s approach to the allocation of the proceeds to the financial instruments was to first allocate basis to the redemption put liability at its fair values and the residual to the Series D Shares and the Series D Warrants. Based upon the amount allocated to the Series D Shares the Company was required to determine if a beneficial conversion feature (“BCF”) was present. A BCF represents the intrinsic value in the convertible instrument, adjusted for amounts allocated to other financial instruments issued in the financing. The effective conversion price is calculated as the amount allocated to the convertible instrument divided by the number of shares to which it is indexed. However, a BCF is limited to the basis initially allocated. After allocating a portion of the proceeds to the other instruments, the effective conversion price was $0.24 compared to the share price of $0.28, resulting in a BCF of $623,045 or $0.04 per share.

Based upon the above accounting conclusions and the additional information provided below, the allocation of the proceeds arising from the Series D Preferred financing transaction is summarized in the table below:

October 18, 2019 Series D Convertible Preferred and warrant financing:	Proceeds Allocation	Financing Cost Allocation	Total Allocation
Gross proceeds	$6,000,000	$—	$6,000,000
Financing costs paid in cash	—	(111,983)	(111,983)
	$6,000,000	$(111,983)	$(5,888,017)

Derivative Liability:
Derivative Put Liability	$(614,095)	—	$(614,095)
Deferred Financing costs	—	8,100	8,100

Redeemable preferred stock:
Series D Convertible Preferred Stock	(2,869,854)	—	(2,869,854)
Financing costs (APIC)	—	1,106	1,106
Financing costs (Retained Earnings)	—	66,265	66,265
Beneficial Conversion Feature	(623,045)	—	(623,045)

Investor Warrants (equity classified):
Proceeds allocation	(1,893,006)	—	(1,893,006)
Financing costs (APIC)	—	36,512	36,512
	$(6,000,000)	$111,983	(5,888,017)

Since the Series D Convertible Preferred Stock is perpetual and convertible at any time, the resulting discount of $3,130,146 was accreted as a Preferred Stock dividend on the date of issuance to record the Series D Convertible Preferred Stock to its redemption value of $6,000,000.

The Company recorded $60,493 in deemed dividends on the Series D Convertible Preferred stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,060,493 at December 31, 2019.

Series D CONVERTIBLE Preferred Stock Preferences

Voting Rights

Holders of our Series D Preferred Stock (“Series D Holders”) have the right to receive notice of any meeting of holders of common stock or Series D Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series D Preferred Stock. Each Series D Holder shall vote on each matter submitted to them with the holders of common stock.

Liquidation

Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each Series D Holder shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefore, a preferential amount in cash equal to the stated value plus all accrued and unpaid dividends. All preferential amounts to be paid to the Series D Holders in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company’s to the holders of the Company’s common stock. The Company accrues these dividends as they are earned each period.

Note 15 - Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis difference reverses. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowances is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2019, the Company has not incurred any interest or penalties relating to uncertain tax positions.

For the years ended December 31, 2019 and 2018, the Company has incurred net losses and, therefore, has no current income tax liability and recognized no income tax expense. The net deferred tax asset generated by these losses, which principally consist of operating losses deferred for income tax purposes, is fully reserved as of December 31, 2019 and 2018 since it is more likely than not that the benefit will not be realized in future periods.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows for the years ended December 31:

	2019	2018
Statutory rate – federal	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	3.0	5.0
State NOL true-up	(2.0)	-
Goodwill impairment	(9.0)	-
Other permanent differences	-	(1.0)
Change in valuation allowances	(13.0)	(25.0)
Income taxes	0.0%	0.0%

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of losses incurred that are considered startup costs for tax purposes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves and differences between book and tax depreciation and amortization. The Company records a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that the net deferred tax assets will not be realized.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2019 and 2018.

Deferred tax assets and liabilities consist of the following at December 31:

	2019	2018
Deferred Tax Assets:
Federal and state net operating loss carryforwards	$7,302,375	$666,888
Capitalized start-up costs	2,483,736	154,791
Capitalized research and development costs	424,390	-
Patents	57,907	-
Share-based compensation	242,437	-
Other	25,405	81,801
Total gross deferred tax assets	10,536,250	903,480
Valuation Allowance	(10,536,250)	(903,480)
Net deferred tax assets	$—	—

The Company is required to file federal income tax returns and state income tax returns in the states of Florida, Georgia and Minnesota. There are no uncertain tax positions at December 31, 2019. The Company has not undergone any tax examinations since inception and is therefore not subject to examination by any applicable tax authorities.

Note 16 - Subsequent Events

COVID-19 has adversely affected the Company’s financial condition and results of operations. The impact of the COVID-19 outbreak on the businesses and the economy in the U.S. and the rest of the world is, and is expected to continue to be, significant. The extent to which COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. The Company recently has taken steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through at least the end of July. This decision has put significant financial strain on the Company. The Company made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Scottsdale, Pittsburgh, and Dallas. The Company will reevaluate when operations will recommence at these clinics as more information about COVID-19 becomes available.

The Company believes these expense reductions are necessary during the unexpected COVID-19 pandemic. Due to COVID-19, the Company is not expecting to be able to generate revenue until, at the earliest, August 2020. The Company has contacted its patients that are scheduled to come in for treatment, both first time patients and recurring patients, and have rescheduled these patients to August 2020. There is no guarantee that the Company will be able to treat patients as soon as August 2020; as such, the Company cannot estimate when it will be safe to treat patients and generate revenue. The Company’s fourth quarter 2019 revenue was approximately $1.8 million. The Company expects that the first quarter will be substantially less than the fourth quarter 2019 and future quarters’ revenue is dependent on the timing for being able to treat patients again. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company is currently evaluating if its protocol has the potential to help people affected by COVID-19, but more research will need to be completed before a definitive conclusion can be reached.

With the Company’s revenue-generating activities suspended, the Company will need to raise cash from debt and equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

In January 2020, the Company closed on an additional $100,000 in the Series D SPA.

On March 27, 2020 and April 9, 2020, the Company issued a Note, each one in the principal amount of $500,000 to the Investor for a total of $1,000,000 in exchange for loans in such amount to cover working capital needs. Each Note bears simple interest at a rate of 8% per annum. The Investor is an affiliate of a pre-existing shareholder of the Company having been the lead investor in the Company’s recent Series D Convertible Preferred Stock Offering.

On April 17, 2020, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with an aggregate of 32 investors (the “Purchaser(s)”) pursuant to which the Company received an aggregate of $2,812,445 in gross proceeds (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of an aggregate of $2,812,445 in Secured Convertible Promissory Notes (the “April Secured Notes’). The April Secured Notes bear interest at 12% per annum and have a maturity date of October 31, 2020. The April Secured Notes are secured by all of the Company’s assets pursuant to a security agreement and an intellectual Property Security Agreement which are included as Exhibits to this Annual report on Form 10-K. The conversion price of the April Secured Notes shall be equal to the lesser of (i) the price per share paid by an investor, in the Qualified Financing (as defined below) for such new securities and (ii) the price per share obtained by dividing (x) $3,000,000 by the number of fully diluted shares outstanding immediately prior to the Qualified Financing. Qualified Financing is defined as an offering of preferred stock of at least $3.6 million, exclusive of the conversion of any April Secured Note or the Backstop Commitment (as defined below), at a price of at least $0.01279 per share. The obligations on the April Secured Notes are guaranteed by each of the Company’s subsidiaries. FWHC Bridge, LLC, which is an affiliate of FWHC, who has acted as our lead investor in the last several financing transactions and was the lender of the $1,000,000 loaned to the Company in March and April, was the lead investor in the April Offering purchasing $1,535,570 of April Secured Notes. YPH Holdings, LLC, which is an affiliate of Michael Yurkowsky, who is a Director of the Company, purchased $25,000 of April Secured Notes on the same terms as all other investors.

Each Purchaser received a warrant to purchase 100% of the aggregate number of shares of common stock into which such Purchaser’s April Secured Note may ultimately be converted, except that the holders of the Notes issued in March and April in the total amount of $1,000,000 received warrants to purchase up to 200% of the aggregate number of shares of Common stock into which such Note may ultimately be converted The April Warrants have an exercise price equal to the purchase price in the Qualified Offering.

The April SPA provides a commitment on the part of each Purchaser to agree to invest an identical amount (as purchased in the April Offering) in the Qualified Offering as a backstop commitment (the “Backstop Commitment”). The Qualified Offering is contemplated to be made in the form of a rights offering to holders of all of the Company’s common stock. Accordingly, in the event that any stockholders do not participate in the Qualified Offering, their purchase would be filled by the Purchasers on a pro rata basis. In the event that any Purchaser fails to fulfil its Backstop Commitment then the April Warrants issued to such Purchaser in the April Offering will be cancelled.

In connection with the April Offering, the Company’s CEO Bill Horne entered into an amendment letter to his employment agreement which provides that his salary will be reduced to $0 per month; provided that on the date that the Company receives FDA approval to commence clinical trials for its products, Mr. Horne’s salary will be increased to a total of $18,750 per month (i.e. $225,000 per annum. Mr. Horne also agreed to subordinate the promissory notes owed to him by the Company to the April Secured Notes.

As part of the April Offering, the holders of certain existing warrants which contained anti- dilution price protection and other objectionable features that would have been triggered by the April Offering agreed to a one-time adjustment of their exercise price to $.015 per share and to gross up the number of warrants issuable. In consideration, the holders of such pre-existing warrants waived all future anti-dilution price protection.

In addition, in connection with the April Offering, the Company entered into an amendment with the Investor for the remaining convertible notes which were originally issued in 2018 and assumed in the Merger. These notes have a principal amount of $424,615 as of December 31, 2019. The amendment provides that the conversion price of the notes will be equal to the purchase price in the Qualified Offering. The holder waived all future anti-dilution price protection.

The description of the April SPA, the April Secured Note, the April Warrant, the Security Agreement, the Intellectual Property Security Agreement and the Amendment to William Horne Employment Agreement and the First Amendment to Hawes Secured Convertible Promissory Note, are each qualified in their entirety by the full text of such agreements which are filed as Exhibits to this Annual Report on Form 10k.

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

Our Chief Executive Officer (our “CEO”) and our Chief Financial Officer (our “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019, the end of our fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants to help mitigate this material weakness.

In light of the conclusion that our internal disclosure controls were ineffective as of December 31, 2019, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we determined that control deficiencies existed that constituted material weaknesses.

●	The Company has an ineffective control environment due to a lack of internal resources with expertise to determine entries and disclosures related to some of the Company’s more complex transactions.

●	The Company lacks qualified accounting personnel with appropriate knowledge and experience of generally accepted accounting principles for the complexity of some of the Company’s transactions.

●	The Company lacks a robust accounting system infrastructure to handle the timeliness of the reporting requirements necessary for a public company.

Remediation Efforts to Address Material Weaknesses:

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below.

Management believes this lack of internal expertise has been somewhat mitigated by continuing to retain experts and consultants with the necessary expertise for the year ended 2019. This material weakness in the Company’s disclosure controls and procedures will be further remediated in 2020.

Management believes continuing to use qualified consultants and experts to help with the Company’s more complex transactions, along with the implementation of a new financial reporting system, will remediate the material weaknesses described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remediation measures and the effectiveness of our internal controls over financial reporting on an ongoing basis.

As a result of the material weaknesses described above, our CEO and Controller concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation SK Item 308(b).

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of three (3) members: William E. Horne, Raymond Monteleone and Michael Yurkowsky.

Our current executive officers are William E. Horne, Chief Executive Officer, Jeremy Daniel, Chief Financial Officer and Ann Miller, Chief Operating Officer

Directors and Executive Officers

The following table provides information as of March 30, 2020 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
William E. Horne	Chief Executive Officer & Chairman of the Board	65
Jeremy Daniel	Chief Financial Officer	43
Ann Miller	Chief Operating Officer	39
Michael Yurkowsky	Director	46
Raymond Monteleone	Director (1)	72

(1)	Chairman of audit committee

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

Raymond Monteleone

Raymond Monteleone serves managerial and consultative roles at several enterprises. Mr. Monteleone currently serves as the chairman and president of Paladin Global Partners, LLC since 2007; a board member and vice president of Dannelly, Monteleone & Associates, LLC since 2010; sits on the board of Chenmoore Engineering Inc. since 2015; is a managing member at Diner Investment Partners, LLC since 2016 and Uyona Management, LLC since 2013; a managing member and the chief financial officer at HBRE, LLC since 2013 and Horne Management, LLC since 2011; and the president at Monteleone & Associates Consulting, Inc. since 2005. Mr. Monteleone received a college degree from the New York Institute of Technology and an MBA degree from Florida Atlantic University. Mr. Monteleone is presently the interim CFO of LVI Intermediate Holdings, Inc.

A former partner with Arthur Young (now EY), Ray Monteleone joined H-CYTE after working closely with several large and small companies serving as board member and/or advisor, specializing in strategic planning, health care, tax and financial planning and corporate management. Mr. Monteleone previously held officer positions with Sensormatic Electronics Corporation, a billion-dollar company listed in the New York Stock Exchange and was a member of the Board of Directors of Rexall Sundown, Inc., a large public entity. He also previously served as an officer working closely with the Board of Directors of Laser Spine Institute (“LSI”) and worked as deputy commissioner, chief operating officer, and chief financial officer with the Florida Department of Education. He attended an exclusive Arthur Young Harvard Business School program and earned his MBA from Florida Atlantic University. Considered an expert in financial analysis and business management, Monteleone is regularly featured as a lecturer at various universities and professional associations.

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

Chief Financial Officer – Jeremy Daniel

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

Chief Operating Officer – Ann Miller

Ann Miller as Chief Operating Officer, is responsible for leading operations through research evaluation and implementation on key business strategies to improve performance and organizational development as it relates to patient satisfaction, quality core standards, and revenue generation. Prior to joining the Company, Ms. Miller was an Executive Vice President at Regenerative Medicine Solutions from June 2014 to January 2019. Ms. Miller has a bachelor’s degree in Anthropology from Tulane University. The Company currently does not have any employment agreement with Ms. Ann Miller.

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

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of the Company’s risk management processes.

The audit committee reviews information regarding liquidity and operations and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with the CFO regarding significant risk exposures.

Board Committees and Independence

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which operates under a charter that has been approved by our board.

The following committees are in the process of being formulated; and selections of chairman to be finalized upon approval of the Board.

●	Nominating and corporate governance committee
●	Compensation committee
●	Audit committee expansion

Mr. Ray Monteleone chairs the audit committee. The audit committee’s main function is to oversee the financial health of the Company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code will be posted on the Corporate Governance section of our website, www.hcyte.com.

In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The OTCQB Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each person who is a director or officer or beneficial owner of more than 10% of the common stock of the Company to file reports in connection with certain transactions. To the knowledge of the Company, based solely upon a review of forms or representations furnished to the Company during or with respect to the most recent completed fiscal year, there were a few isolated instances where the director purchased or received shares and was late filing under section 16(a). All the required filings have now been made.

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)
William E. Horne, CEO	2019	600,000	-	82,620	1,690,254	2,372,874
	2018	153,333	-	-	-	153,333
Jeremy Daniel, CFO	2019	189,583	-	-	-	189,583
	2018	150,000	-	-	-	150,000
Ann Miller, COO	2019	189,583	-	-	-	189,583
	2018	150,000	-	-	-	150,000

All other compensation for William E. Horne is related to the 4,225,634 in restricted stock awards that was granted to him on January 8, 2019 as part of his employment agreement.

The current annualized salaries of our executive officers as of March 30, 2020 are as follows:

Name & Position	Annual Salary
William E. Horne, CEO	$0
Jeremy Daniel, CFO	$200,000
Ann Miller, COO	$200,000

William E. Horne has reduced his annual salary, effective March 16, 2020 to $0 until H-CYTE receives FDA Clearance for its L-CYTE-01 protocol. The current estimated timeframe for FDA clearance to be granted is October 2020.

Director Compensation

There are understandings between the Company and Mr. Michael Yurkowsky as follows: $5,000 per Board of Director meeting only if and when the Company becomes profitable

There are understandings between the Company and Mr. Raymond Monteleone as follows: $5,000 per Board of Director meeting only if and when the Company becomes profitable, $2,500 per quarter as Audit Committee Chair, and $5,000 per month for advisory services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is presented for each person we know to be a beneficial owner of 5% or more of our securities, each of our directors and executive officers, and our officers and directors as a group.

The percentage of common equity beneficially owned is based upon 99,768,704 shares of Common Stock issued and outstanding as of December 31, 2019.

The number of shares beneficially owned by each stockholder is determined under the rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to such securities.

Under these rules, beneficial ownership includes any shares as to which the individual or entity has sale or shared voting power or investment power. Unless otherwise indicated, the address of all listed stockholders is c/o H-CYTE, 201 E Kennedy Blvd, Suite 700, Tampa, Florida.

Unless otherwise indicated each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Number of Shares Beneficially Owned(1)	Percentage of common equity beneficially owned (2)
William E. Horne, Director and Officer	5,547,063	5.56%
Michael Yurkowsky, Director	1,506,207	1.51%
RMS Shareholder, LLC	50,925,276	51.04%
FWHC Holdings	36,013,916	36.10%
Officers and Directors as a Group (5 persons)	7,053,270	7.07%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options and warrants exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.
(2)	Percentage calculated using for each person or entity the sum of that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities divided by the sum of total outstanding shares plus that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities

Equity Compensation Plan Information

In the Merger, the Company assumed the 2013 Stock Incentive Plan (the “Plan”).

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

The “Administrator” of the Plan is the CEO; however, the Administrator may also delegate to one or more officers of the Company the authority to make most determinations otherwise reserved for decision by the Administrator. Under the Plan, the Administrator has the flexibility to determine eligible participants and the type and amount of awards to grant to eligible participants.

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

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. The Company’s only stock option grant in 2019 was a fully-vested option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement, which stated that this option grant would be fully vested if it was not issued within fifteen days of the Merger. The option was not granted within that time frame and was fully vested when issued.

As of December 31, 2019, we have outstanding an aggregate of 425,000 options to purchase common stock at a weighted average price of $1.38 per share. In 2019 we granted an aggregate of 280,085 common stock shares from the Plan to certain outside consultants at the market price on the day of grant. If any of the awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our CEO. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction.

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

The committee may approve or ratify the transaction only if the committee determines that, under all circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

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

Stock Option Grants to Executive Officers and Directors

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. The Company’s only stock option grant in 2019 was a fully-vested option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement, which stated that this option grant would be fully vested if it was not issued within fifteen days of the Merger. The option was not granted within that time frame and was fully vested when issued. No stock options were issued under the Plan in 2018. If any of the Awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

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

The following is a summary of the fees billed to the Company by Frazier & Deeter, LLC and Skoda Minotti for professional accounting services rendered for the year ended December 31, 2019 and 2018.

	Fiscal Year 2019	Fiscal Year 2018
Audit fees	$318,400	$65,000
Tax fees	12,000	14,250
Other fees	77,882	20,112
Total	$408,282	$99,362

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms

The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent public accounting firm during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee’s charter delegates to its Chair the authority to address any requests for pre-approval of services between audit committee meetings, and the Chair must report any pre-approval decisions to the audit committee at its next scheduled meeting. All services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee’s charter.

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

H-CYTE, Inc.

Date: April 22, 2020	By:	/s/ William E. Horne
William E. Horne,
Chief Executive Officer

Signature	Title	Date

/s/ William E. Horne	Chief Executive Officer and Chairman of the Board of Directors
William E. Horne	(Principal Executive Officer)	April 22, 2020

/s/ Jeremy Daniel	Chief Financial Officer
Jeremy Daniel	(Principal Financial and Accounting Officer)	April 22, 2020

/s/ Michael Yurkowsky
Michael Yurkowsky	Director	April 22, 2020

EXHIBIT INDEX

Exhibits

Exhibit Number	Description

10.1	Note and warrant Purchase Agreement dated April 17, 2020;
10.2	Form of Secured Convertible Note dated April 17, 2020;
10.3	Form of warrant dated April 17, 2020;
10.4	Security Agreement dated April 17, 2020;
10.5	Intellectual Property Security Agreement dated April 17, 2020
10.6	Form of Subsidiary Guarantee dated April 17, 2020;
10.7	Amendment Letter to William Horne Employment Agreement dated April 17, 2020; and
10.8	First amendment to Hawes Secured Note dated April 17, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith

ITEM 16.	SUMMARY.

NONE.

