Form 10-Q
period 2020-03-31
H-CYTE, INC.
filed 2020-05-21
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

[  ] Yes [X] No

As of May 19, 2020, 99,878,079 shares of the registrant’s common stock were outstanding.

Note Regarding Reliance on SEC Order

As result of the global outbreak of the COVID-19 virus, on May 13, 2020 the Company evaluated its ongoing effort to prepare and file its quarterly report on Form 10-Q for the quarter ended March 31, 2020. Certain Company officers and management as well as professional staff and consultants were then unable to conduct work required to prepare our quarterly report for the quarter ended March 31, 2020.

As a result, the Company was unable to compile and review certain information required in order to permit the Company to file a timely and accurate quarterly report on Form 10-Q for its quarter ended March 31, 2020 by the prescribed date without unreasonable effort or expense due to circumstances related to COVID-19.

On March 25, 2020 the Securities and Exchange Commission (the “SEC”) issued an Order under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as modified by Order issued by the SEC on March 25, 2020 (Release No. 34-88465, the “Order”). The Order provides that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

The Company relied on this Order for filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2020.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2020	December 31, 2019

Assets

Current Assets
Cash	$122,400	$1,424,096
Accounts receivable	11,333	22,667
Other receivables	11,701	18,673
Prepaid expenses	216,048	810,143
Total Current Assets	361,482	2,275,579

Right-of-use asset	606,897	738,453
Property and equipment, net	197,596	219,703
Other assets	36,042	36,877
Total Assets	$1,202,017	$3,270,612

Liabilities, Mezzanine Equity and Stockholders’ Deficit

Current Liabilities
Interest payable	$92,561	$53,198
Accounts payable	1,676,532	1,471,688
Accrued liabilities	393,499	324,984
Other current liabilities	357,689	189,035
Short-term notes, related parties	2,135,000	1,635,000
Short-term convertible note payable	424,615	424,615
Notes payable, current portion	67,444	66,836
Dividend payable	126,941	108,641
Deferred revenue	770,031	1,046,156
Lease liability, current portion	402,876	453,734
Total Current Liabilities	6,447,188	5,773,887

Long-Term Liabilities
Lease liability, net of current portion	221,710	302,175
Notes payable, net of current portion	—	11,545
Derivative liability - warrants	140,877	315,855
Redemption put liability	79,045	267,399
Total Long-Term Liabilities	441,632	896,974

Total Liabilities	6,888,820	6,670,861

Commitments and Contingencies (Note 10)

Mezzanine Equity
Series D Convertible Preferred Stock - $.001 par value: 238,871 shares authorized, 149,448 and 146,998 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6,281,433	6,060,493
Total Mezzanine Equity	6,281,433	6,060,493

Stockholders’ Deficit
Series A Convertible Preferred Stock - $.001 par value: 500,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized, 6,100 shares issued and outstanding at March 31, 2020 and December 31, 2019	6	6
Series C Convertible Preferred Stock - $.001 par value: 45,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock - $.001 par value: 199,000,000 shares authorized, 99,878,079 and 99,768,704 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	99,878	99,769
Additional paid-in capital	28,117,978	28,172,146
Accumulated deficit	(39,815,966)	(37,362,531)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Deficit	(11,968,236)	(9,460,742)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$1,202,017	$3,270,612

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$1,016,776	$1,324,240
Cost of Sales	(376,816)	(559,319)
Gross Profit	639,960	764,921

Operating Expenses
Salaries and related costs	1,224,353	1,532,789
Other general and administrative	1,230,135	1,487,720
Research and development	750,000	—
Advertising	144,618	1,135,546
Depreciation and amortization	22,108	211,218
Total Operating Expenses	3,371,214	4,367,273

Operating Loss	(2,731,254)	(3,602,352)

Other Income (Expense)
Other income (expense)	2,538	(205)
Interest expense	(56,149)	(92,259)
Change in fair value of redemption put liability	193,659	—
Change in fair value of derivative liability - warrants	174,978	—
Total Other Income (Expense)	315,026	(92,464)

Net Loss	$(2,416,228)	$(3,694,816)

Accrued dividends on outstanding Series B Convertible Preferred Stock	18,300	24,639
Deemed dividend on adjustment to exercise price on certain warrants	—	404,384
Deemed dividend on Series D Convertible Preferred Stock	158,147	—
Deemed dividend on Beneficial Conversion Features	—	32,592
Net loss attributable to common stockholders	$(2,592,675)	$(4,156,431)

Loss per share - Basic and Diluted	$(0.03)	$(0.05)

Weighted average outstanding shares - basic and diluted	99,839,617	85,513,024

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2020 and March 31, 2019

(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - January 1, 2019	—	$—	33,661,388	$33,661	$3,566,339	$(9,296,408)	$(370,132)	$(6,066,540)
Purchase Accounting entries due to the purchase transaction	9,250	9	24,717,217	24,717	6,442,182	—	—	6,466,908
Adjustment for assets and liabilities not included in purchase transaction	—	—	—	—	—	5,244,780	—	5,244,780
Issuance of common stock in connection with private placement offering from January 8, 2019 through March 31, 2019	—	—	17,000,000	17,000	4,200,946	—	—	4,217,946
Issuance of warrants in connection with private placement offering from January 8, 2019 through March 31, 2019	—	—	—	—	2,565,638	—	—	2,565,638
Issuance of common stock pursuant to conversion of short-term debt	—	—	750,000	750	225,187	—	—	225,937
Issuance of warrants pursuant to conversion of short-term debt in January 2019	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares			17,263,889	17,264	(17,264)		—	—
Issuance of common stock pursuant to conversion of Preferred Series B Stock conversions	(2,050)	(2)	512,500	513	(511)	—	—	—
Issuance of common stock pursuant to conversion of short-term debt and accrued interest	—	—	1,667	2	665	—	—	667
Issuance of common stock in March 2019 in exchange for consulting fees incurred in Q1 2019	—	—	130,085	130	51,904	—	—	52,034
Adjustment of exercise price on certain warrants	—	—	—	—	404,384	(404,384)	—	—
Beneficial conversion on Preferred Series B Stock	—	—	—	—	32,592	(32,592)	—	—
Stock based compensation	—	—	—	—	89,043	—	—	89,043
Dividends payable	—	—	—	—	(24,639)	—	—	(24,639)
Net loss	—	—	—	—	—	(3,694,816)	—	(3,694,816)
Balances - March 31, 2019	7,200	$7	94,036,746	$94,037	$17,610,529	$(8,183,420)	$(370,132)	$9,151,021

Balances - January 1, 2020	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,742)
Issuance of common stock in exchange for consulting fees incurred	—	—	109,375	109	34,891	—	—	35,000
Issuance of warrants pursuant to short-term notes, related party	—	—	—	—	17,636	—	—	17,636
Deemed dividend on Series D Convertible Preferred Stock	—	—	—	—	(120,940)	(37,207)	—	(158,147)
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	—	—	—	—	31,902	—	—	31,902
Stock based compensation	—	—	—	—	643	—	—	643
Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	(18,300)	—	—	(18,300)
Net loss	—	—	—	—	—	(2,416,228)	—	(2,416,228)
Balances – March 31, 2020	6,100	$6	99,878,079	$99,878	$28,117,978	$(39,815,966)	$(370,132)	$(11,968,236)

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,416,228)	$(3,694,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,108	211,218
Amortization of debt discount	912	63,578
Issuance of warrants pursuant to short-term notes, related party	17,636	—
Stock based compensation	643	89,043
Loss on write-off of inventory	—	2,191
Common stock issued for consulting services	35,000	52,032
Change in fair value of derivative liability – warrants and redemption put liability	(368,637)	—
Bad debt expense	3,000	8,025
Changes in operating assets and liabilities, net of purchase transaction:
Accounts receivable	8,334	76,811
Other receivables	6,972	(76,504)
Prepaid expenses and other assets	594,251	(260,065)
Interest payable	39,363	(78,987)
Accounts payable	204,843	(187,697)
Accrued liabilities	211,221	(202,412)
Other current liabilities	25,948	49,696
Deferred revenue	(276,125)	69,750
Net Cash Used in Operating Activities	(1,890,759)	(3,878,137)
Cash Flows from Investing Activities
Purchases of property and equipment	—	(4,730)
Purchase of business, net of cash acquired	—	(302,710)
Cash excluded in Merger	—	(69,629)
Net Cash Used in Investing Activities	—	(377,069)
Cash Flows from Financing Activities
Proceeds from short-term notes, related parties	500,000	—
Payment of dividends	—	(6,137)
Payment on debt obligations	(10,937)	—
Proceeds from common stock, net of issuance costs	—	4,217,946
Proceeds from warrants, net of issuance costs	—	2,565,638
Proceeds from issuance of Series D Convertible Preferred stock	100,000	—
Net Cash Provided by Financing Activities	589,063	6,777,447
Net (Decrease) Increase in Cash	(1,301,696)	2,522,241
Cash - Beginning of period	1,424,096	69,628
Cash - End of period	$122,400	$2,591,869

Supplementary Cash Flow Information
Cash paid for interest	$15,874	$9,320

Non-cash investing and financing activities
Deemed dividend on adjustment to exercise price on certain warrants	—	404,384
Deemed dividend on beneficial conversion features	—	32,592
Issuance of common stock pursuant to conversion of debt obligations	—	225,937
Issuance of warrants pursuant to conversion of short-term debt	—	74,063
Deemed dividend on Series D Convertible Preferred Stock	158,147	—
Issuance of Warrants in connection with Series D Convertible Preferred Stock	31,902	—
Dividends accrued on Series B Convertible Preferred Stock	18,300	24,638
Right-of-use asset additions	—	1,092,102
Right-of-use liability additions	—	1,113,646

See accompanying notes to the consolidated financial statements

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

As of the merger, the consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC (formerly Blue Zone Health Management, LLC), MedoveX Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa, LLC) and the results included Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale.

In 2019, the Company had two divisions: the healthcare medical biosciences division (“Biosciences division”) and the DenerveX medical device division (“DenerveX division”). In the first quarter of 2020, the Company decided to focus its available resources on the Biosciences division as it represents a significantly greater opportunity than the DenerveX division as explained below. The Company is no longer manufacturing or selling the DenerveX device.

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

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute a FDA approved therapy (known as L-CYTE-01) for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel technology to harness the healing power of the body. Rion’s innovative exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a ten-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

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

Proprietary Medical Device Business (DenerveX medical device division)

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

In the first quarter of 2020, the Company made the decision to stop any further efforts to source alternative manufacturing and distributor options or other product monetizing relationships for the DenerveX product. Although the Company believes the DenerveX technology has value, the Company does not believe it will realize the value in the foreseeable future. The Company recorded an impairment charge for intangibles associated with the DenerveX intellectual property and wrote off related inventory balances as of December 31, 2019.

Note 2 - Liquidity, Going Concern and Management’s Plans

COVID-19 has adversely affected the Company’s financial condition and results of operations. In the first quarter of 2020, the Company took steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through at least the end of July. The Company made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees, and to cease operations at the LHI clinics in Tampa, Scottsdale, Pittsburgh, and Dallas. The Company will reevaluate when operations will recommence at these clinics as more information about COVID-19 becomes available.

The Company incurred net losses of approximately $2,416,000 and $3,695,000 for the three months ended March 31, 2020 and 2019, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s revenue activities are suspended and as the Company implements its business plan. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company will incur losses until sufficient revenue is attained utilizing the infusion of capital resources to expand marketing and sales initiatives along with the development of a L-CYTE-01 protocol and taking that protocol through the FDA process. Due to the coronavirus outbreak (“COVID-19”), the Company is not expecting to be able to generate revenue until, at the earliest, August 2020. The Company has contacted its patients that are scheduled to come in for treatment, both first time patients and recurring patients, and have rescheduled these patients to August 2020. There is no guarantee that the Company will be able to treat patients as soon as August 2020; as such, the Company cannot estimate when it will be safe to treat patients and generate revenue. The Company’s first quarter revenue 2020 was approximately $1,000,000 compared to fourth quarter 2019 revenue of approximately $1,800,000. The Company expects revenue for the second quarter of 2020 will be nominal if any, and future quarters’ revenue is dependent on the timing of being able to treat patients again. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company is currently evaluating if its protocol has the potential to help people affected by COVID-19, but more research will need to be completed before a definitive conclusion can be reached.

The Company incurred net losses of approximately $2,416,000 and $3,695,000 for the three months ended March 31, 2020 and 2019, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s revenue activities are suspended and as the Company implements its business plan. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

With the Company’s revenue-generating activities suspended, the Company will need to raise cash from debt and equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

On March 27, 2020, the Company issued a demand note (the “Note”) in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company to further cover the Company’s working capital needs, the Company amended and restated the Note to reflect a new principal amount of $1,000,000 (the “A&R Note”). The A&R Note bears simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. As discussed further below in “Note Purchase Agreement”, this A&R Note was further amended and superseded by an April Secured Note in the amount of $1,000,000 issued by the Company to the Investor.

Note Purchase Agreement

On April 17, 2020, and in subsequent April closings, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with thirty three investors (the “Purchasers”) pursuant to which the Company received an aggregate of $2,835,195 in gross proceeds through the sale to the Purchasers of Secured Convertible Promissory Notes (the “April Secured Notes”) and warrants (the “April Warrants”) to purchase shares of common stock of the Company (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes to Purchasers in an aggregate principal amount of $3,835,195. This sum included the issuance by the Company to the Investor of an April Secured Note in the amount of $1,000,000 to amend and supersede the A&R Note previously issued by the Company to the Investor on April 9, 2020. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal amount of $424,615 as of March 31, 2020 and December 31, 2019. The amendment to the Hawes Note among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Hawes Note is expected to convert into shares of preferred stock of the Company offered for purchase at the Qualified Financing at the closing of the Qualified Financing.

As part of the April Offering, the holders of certain existing warrants issued by the Company which contained anti-dilution price protection entered into agreements terminating all anti-dilution price protection in their warrants. The Company intends to implement a one-time reduction of the exercise price of such warrants to be equal to the price per share at which shares of preferred stock are offered for purchase at the Qualified Financing once that price has been established.

Short-term notes, related parties

On March 27, 2020, the Company issued a demand note (the “Note”) in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the Note to reflect a new principal amount of $1,000,000 (the “A&R Note”). The A&R Note bears simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. As discussed further above in “Note Purchase Agreement”, this A&R Note was further amended and superseded by an April Secured Note in the amount of $1,000,000 issued by the Company to the Investor.

The other short-term notes, related parties were issued by the Company during 2019, and as of March 31, 2020 and December 31, 2019 consist of five loans, totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne. These were advanced for working capital purposes and had the terms as indicated below. The loans bear interest ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans have been repaid and 840,000 warrants have been issued at an exercise price of $0.75 per share. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities are offered to investors for purchase at the Qualified Financing, which such price has not yet been established, and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Qualified Financing and (y) November 1, 2020. If the Qualified Financing does not occur on or prior to October 31, 2020, the exercise price of the warrant will be equal to the price per share obtained by dividing $3,000,000 by the number of fully diluted shares of the Company outstanding on October 31, 2020.

As of March 31, 2020, the Company had cash on hand of $122,400. Cash on hand at May 15, 2020 was approximately $3,117,000. The Company’s cash is insufficient to fund its operations over the next year and the Company will need to raise additional capital through debt or equity offerings to continue operations.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. In the event the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings or raising equity capital, the Company may be forced to reduce expenses or discontinue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2019 and December 31, 2018 which included all information and notes necessary for such complete presentation in conjunction with its 2019 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K. For further discussion of the Company’s significant accounting policies, refer to Note 3 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Certain reclassifications have been made to amounts previously reported and some disclosures for prior periods have been added to conform with the current period presentation.

Note 4 – Business Acquisition

On January 8, 2019, MedoveX completed its business combination with RMS under which MedoveX purchased certain assets and assumed certain liabilities of RMS, otherwise referred to as the Merger. Pursuant to the terms of the APA, MedoveX issued to the shareholders of RMS 33,661 shares plus 6,111 additional Exchange Shares (based on closing the sale of $2,000,000 of new securities) for a total of 39,772 shares of Series C Preferred Stock where each share of Series C Preferred stock automatically converted into 1,000 shares of common stock and represent approximately 55% of the outstanding voting shares of the Company.

Under the terms of the APA, the Company issued additional “Exchange Shares” to the shareholders of RMS to maintain the 55% ownership and not be diluted by the sale of convertible securities (“New Shares Sold”) until MedoveX raised an additional $5,650,000 via the issuance of new securities. On the date of closing the Company issued 6,111 additional Exchange Shares to RMS Shareholders as a result of the issuance of additional securities, which are included in the 39,772 shares above. Subsequent to the closing of the purchase transaction, an incremental 11,153 additional Exchange Shares were issued, for a total of 17,264 additional Exchange Shares. All additional Exchange Shares have been issued to the shareholders of RMS and these Series C Preferred shares converted to 17,263,889 shares of common stock; no additional equity will be issued to RMS.

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

Prior to the transaction, MedoveX had 24,500,000 shares of common stock outstanding at a market capitalization of $9,800,000. The estimated fair value of the net assets of MedoveX was $8,400,000 as of January 8, 2019. Measuring the fair value of the net assets to be received by RMS was readily determinable based upon the underlying nature of the net assets. The fair value of the MedoveX common stock was above the fair value of its net assets. The MedoveX net asset value was primarily comprised of definite-lived intangibles as of the closing and the RMS interest in the merger is significantly related to obtaining access to the public market. Therefore, the fair value of the MedoveX stock price and market capitalization as of the closing date is considered to be the best indicator of the fair value and, therefore, the purchase price consideration.

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

Intangible assets are recorded as definite-lived assets and amortized over the estimated period of economic benefit. Intangible assets represent the fair value of patents and related proprietary technology for the DenerveX System. During the fourth quarter of 2019 the Company recorded an impairment charge of $2,944,000 related to the carrying value of its intangible assets.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired, and liabilities assumed. Goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist. During the fourth quarter of 2019 the Company recorded an impairment charge of approximately $12,564,000 related to the carrying value of goodwill.

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

For further discussion of the notes payable and short-term convertible notes payable, refer to Note 11-“ Short-term Debt “ to these interim financial statements.

Note 5 – Right-of-use Asset And Lease Liability

On January 9, 2019, the Company adopted ASU No. 2016-02 (as amended), and additional current liabilities of approximately $475,000 and long-term liabilities of approximately $713,000 with corresponding ROU assets of approximately $1,167,000 were recognized, based on the present value of the remaining minimum rental payments under the new leasing standards for existing operating leases.

The consolidated balance sheet at March 31, 2020 reflects current lease liabilities of approximately $403,000 and long-term liabilities of $222,000, with corresponding ROU assets of $607,000.

The audited consolidated balance sheet at December 31, 2019 reflects current lease liabilities of approximately $454,000 and long-term liabilities of $302,000, with corresponding ROU assets of $738,000.

The components of lease expense for the three months ended March 31, 2020 and 2019, respectively, are as follows:

	Three months ended March 31,
	2020	2019
Operating lease expense	$150,564	$136,943

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 and 2019, respectively, are as follows:

	Three months ended March 31,
	2020	2019
Operating cash flows from operating leases	$150,564	$136,943

Supplemental balance sheet and other information related to operating leases are as follows:

	March 31, 2020	December 31, 2019

Operating leases right-of-use assets	$606,897	$738,453
Lease liability, current portion	402,876	453,734
Lease liability, net of current portion	221,710	302,175
Total operating lease liabilities	$624,586	$755,909
Weighted average remaining lease term	2.16 years	2.25 years
Weighted average discount rate	7.75%	7.75%

Future maturities of operating lease liabilities as of March 31, 2020 are as follows:

Operating leases

Remainder of 2020	$353,601
2021	154,559
2022	102,891
2023	69,333
Total lease payments	680,384
Less interest	(55,798)
Total	$624,586

Operating lease expense and cash flows from operating leases for the three months ended March 31, 2020 and 2019, totaled approximately $150,000 and $137,000, respectively, and are included in the “Other general and administrative” section of the consolidated statement of operations.

The Company leases corporate office space in Tampa, FL and Atlanta, GA. The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. Each location has its own expiration date ranging from April 30, 2020 to August 31, 2023. In May 2020, due to COVID-19, the Company entered into a three-month extension for the lease that expired on April 30, 2020.

Note 6 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	March 31, 2020	December 31, 2019
Furniture and fixtures	5-7 years	$231,222	$231,222
Computers and software	3-7 years	244,039	244,039
Leasehold improvements	15 years	157,107	157,107
		632,368	632,368
Less accumulated depreciation		(434,772)	(412,665)

Total		$197,596	$219,703

Depreciation expense was approximately $22,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively. The Company uses the straight-line depreciation method to calculate depreciation expense.

Note 7 - Intangible Assets And Goodwill

The Company’s intangible assets are patents and related proprietary technology for the DenerveX System for which an impairment charge was made in the fourth quarter of 2019 writing off this asset as of December 31, 2019.

For the three months ended March 31, 2020 and 2019, total amortization expense related to acquisition-related intangible assets was $0 and $184,000, respectively, and is included in operating expense in the accompanying consolidated statement of operations.

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired in the Merger. As of December 31, 2019, the Company’s goodwill balance was determined to be impaired as of the balance sheet date and as a result, the Company recorded a goodwill impairment charge writing off the goodwill balance.

Note 8 – Related Party Transactions

Consulting Expense

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair to $2,500. For the three months ended March 31, 2020 and 2019, the Company has expensed approximately $30,000, and $35,000 in compensation to Mr. Monteleone, respectively.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For three months ended March 31, 2019, the Company expensed approximately $27,000 in consulting fees to St. Louis Family Office.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. A close family member of the Company’s CEO is a partner in Strategos. The monthly fee started at $4,500 and increased to approximately $7,500 per month. Strategos provided information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by LHI, advocated for legislation that supports policies beneficial to patient access and opposed any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. The Company terminated this agreement in March 2020. For the three months ended March 31, 2020 and 2019, the Company expensed approximately $15,000 and $0, respectively.

Officers and Board Members and Related Expenses

In connection with the April Offering, the Company’s CEO William Horne entered into an amendment letter to his employment agreement which provides that his salary will be reduced to $0 per month; provided that on the date that the Company receives FDA approval to commence clinical trials for its products, Mr. Horne’s salary will be increased to a total of $18,750 per month, or $225,000 per annum.

For the three months ended March 31, 2020 and 2019, the Company paid $0 in Board of Director fees to Michael Yurkowsky and to Raymond Monteleone.

Debt and Other Obligations

The short-term notes, related parties are detailed in Note 2 - “Liquidity, Going Concern and Management’s Plans” in this Form 10-Q.

Note 9 - Equity Transactions

For the consolidated statement of stockholders’ deficit as of January 1, 2019, the common stock, preferred stock and additional paid in capital reflect the accounting for the stock received by the RMS members as of the Merger as if it was received as of that date and the historical accumulated deficit of RMS. As of the closing of the Merger, before the contingent additional exchange shares impact from the sale of new securities, the stock received by RMS was 33,661 shares of Series C Preferred Stock, which was later converted into approximately 33,661,000 shares of common stock, with common stock par value of approximately $33,700 and additional paid-in capital of approximately $3,566,000. The historical accumulated deficit and non-controlling interest of RMS as of the closing was approximately $9,296,000 and $370,000, respectively.

Common Stock Issuance

On January 8, 2019, the Company entered into a securities purchase agreement (the “SPA”) with four purchasers (the “Purchasers”) pursuant to which the four Purchasers invested in the Company an aggregate amount of $2,000,000, with $1,800,000 in cash and $200,000 by cancellation of debt as explained below, in exchange for forty units (the “Units”), each consisting of a convertible note (the “Convertible Note”) with the principal amount of $50,000 and a warrant (the “Warrant”) to purchase common stock (the “common stock”) of the Company at a purchase price of $0.75 per share. For further discussion of the SPA, refer to Note 9 - “Equity Transactions” to the consolidated financial statements in the Company’s Annual Report on Form 10-K is incorporated by reference herein.

The Company entered into other SPA’s with additional purchasers, which brought the aggregate amount of capital raised in all these offerings to $7,000,000, as of April 5, 2019, excluding the shares issued for conversion of short-term debt, discussed below

As a result of the sales of new securities of at least $5,650,000, the Company issued an additional 17,264 Series C Preferred Stock to RMS members in accordance with the provisions of the APA in the first quarter of 2019. These shares automatically converted to 17,263,889 shares of common stock. All the Convertible Notes from the SPA, as well as the shares of Series C Preferred Stock issued to RMS members, were automatically converted into shares of common stock at closing on January 8, 2019.

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

In February 2020, the Company issued LilyCon Investments $35,000 in shares of the Company’s common stock at a weighted average share price of $0.32 per share for a total of 109,375 shares per the terms of the consulting agreement executed in February 2019.

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

On January 8, 2019, the Company completed the issuance of Convertible Notes with a conversion price of $0.40. As a result, the exercise price on all of the warrants issued with the Series B Preferred Stock was adjusted downward to $0.36.

In the first quarter of 2019, the Company recognized a beneficial conversion feature related to the Series B Preferred Stock of approximately $33,000, which was credited to additional paid-in capital, and reduced the income available to common shareholders. Since the Series B Preferred Stock can immediately be converted by the holder, the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders.

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

Stock Option Activity

For the three months ended March 31, 2020 and 2019, the Company recognized approximately $600 and $89,000, respectively, as compensation expense with respect to vested stock options. Since these stock options were assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019. The expense for the three months ended March 31, 2019 is primarily related to an option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement. These options were immediately vested upon issuance.

As of March 31,2020, all outstanding stock options were fully vested, and related compensation expense recognized.

The following is a summary of stock option activity for the quarters ending March 31, 2019 and March 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	—	—
Assumed with the RMS merger transaction	557,282	$2.78	6.99
Granted	250,000	0.40	—
Expired	(80,725)	1.52	—
Outstanding at March 31, 2019	726,557	$1.95	7.74
Exercisable at March 31, 2019	695,418	$1.96	7.74

Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	—	—	—
Expired	—	—	—
Outstanding and exercisable at March 31, 2020	425,000	$1.38	7.46

Non-Controlling Interest

For the three months ended March 31, 2020 and 2019, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities which own their respective clinics; however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management agreement. Based on these agreements, the Company (RMS and RMS Management and now H-CYTE) has the responsibility to run and make decisions on behalf of the clinics, except for medical procedures. Beginning in January 2018, the Company adopted the policy for all of the VIEs that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income each month for each VIE to a net of zero. Due to this change in policy, there was no change in the non-controlling interest for the three months ended March 31, 2020 or 2019 related to the net income as it was $0 each month through the management fee charged by the Company.

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

For the periods presented, there is no difference between the basic and diluted net loss per share: 45,319,643 warrants and 425,000 common stock options outstanding were considered anti-dilutive and excluded for the three months ended March 31, 2020. At March 31, 2020, the only potentially dilutive shares would be from the conversion of the convertible debt and the conversion of preferred stock, Series B and Series D totaling 38,308,600 of common stock to be issued upon conversion of all these securities. There were no option or warrant exercises that would have been potentially dilutive.

Note 10 – Commitments & Contingencies

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2020, the Company had no litigation matters which required any accrual or disclosure.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, LI Scottsdale, and LI Tampa. For three months ended March 31, 2020 and 2019, payments totaling approximately $22,000 and $22,000, respectively, were made to these physicians’ legal entities. Due to the Company ceasing operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, LI Scottsdale, and LI Tampa, the guaranteed payments for these clinics will be suspended until operations recommence at the aforementioned clinics.

Manufacturer Liability Dispute

The Company selected an FDA registered contract manufacturer, to manufacture the DenerveX product. In 2019, the Company became aware of events which resulted in the manufacturer not meeting certain contract performance requirements. As a result, the Company is in a dispute with the manufacturer. The Company intends to vigorously defend its position that the manufacturer did not meet its contract performance obligations. The Company believes the likelihood of incurring a material loss regarding the dispute with the manufacturer is reasonably possible but is unable to estimate the amount of the loss based on information available at this time. As such, the Company has not recorded a loss as of March 31, 2020 or December 31, 2019. The Company is not aware of any legal action regarding this matter.

Note 11 – Short-term Debt

Convertible note

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

On February 6, 2019, $100,000 of the Company’s $750,000 outstanding Convertible Notes, plus accrued interest, was converted into an aggregate of 251,667 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares at $0.36 per share, which was the conversion price per the SPA subsequent to the trigger of the down round feature. In 2019, the Company redeemed $350,000 of convertible notes payable in principal and $52,033 in interest payable for three of the noteholders.

The Company also reached an extension with the remaining noteholder which extended the maturity date of the loan for one year, until September 30, 2020. This note had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon renewal of approximately $425,000 as of March 31, 2020 and December 31, 2019. Additionally, approximately 424,000 warrants were issued on September 15, 2019 in connection with the extension of the note.

Notes Payable

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $67,000 and $78,000 at March 31, 2020 and December 31, 2019.

On March 27, 2020, the Company issued a Note in the principal amount of $500,000 to the Investor for a total of $500,000 in exchange for a loan in such amount to cover working capital needs. The Note bears an interest rate of 8.0% per annum and is due on demand. If any amounts payable under this Note are not paid within ten days after they are due, the interest rate shall accrue on the Principal in the amount of 18.0% per annum. The Investor is an affiliate of a pre-existing shareholder of the Company having been the lead investor in the Company’s recent Series D Convertible Preferred Stock Offering.

Note 12 – Derivative Liability - Warrants

Financial assets and liabilities carried at fair value as of March 31, 2020 and December 31, 2019 are classified in the tables below in one of the three categories:

	Fair Value Measurement at March 31, 2020 (1)
	Using Level 3	Total
Liability:
Derivative Liability - Warrants	$140,877	$140,877
Derivative Put Liability	$79,045	$79,045

	Fair Value Measurement at December 31, 2019 (1)
	Using Level 3	Total
Liability:
Derivative Liability - Warrants	$315,855	$315,855
Derivative Put Liability	$267,399	$267,399

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of March 31, 2020 and December 31, 2019.

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020 and the year ended December 31, 2019:

Derivative Liability - Warrants

Balance at December 31, 2019	$315,855
Fair value adjustments	(174,978)
Balance at March 31, 2020	$140,877

Redemption Put Liability

Balance at December 31, 2019	$267,399
Issuance of Series D Convertible Preferred Stock	5,305
Fair value adjustments	(193,659)
Balance at March 31, 2020	$79,045

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

On January 8, 2019, the Company issued equity securities which triggered the down round and additional issuance warrant features. As a result, the exercise price of the warrants was lowered from $0.75 to $0.40 and 2,023,438 additional warrants were issued. The inclusion of the additional issuance feature caused the warrants to be accounted for as liabilities in accordance with ASC Topic 815.

The fair market value of the warrants, approximately $1,200,000, was recorded as a derivative liability as a measurement period adjustment to the purchase price allocation in the third quarter of 2019. The derivative liability has been remeasured to fair value at the end of each reporting period and the change in fair value, of approximately $175,000 and $0, has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three months ended March 31, 2020 and 2019, respectively. The fair value of the derivative liability included on the consolidated balance sheet was approximately $141,000 and $316,000 as of March 31, 2020 and December 31, 2019, respectively.

Fair values for the Series B Warrants were determined using a Lattice model which considered randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation.

The Company estimated the fair value of the warrant derivative liability as of March 31, 2020 and December 31, 2019, respectively, using the following assumptions:

	March 31, 2020	December 31, 2019

Fair value of underlying stock	$0.051	$0.13
Exercise price	$0.40	$0.40
Risk free rate	0.17 – 0.23%	1.58 – 1.59%
Expected term (in years)	1.09 – 1.77	1.34 – 2.02
Stock price volatility	156 – 166%	143 - 154%
Expected dividend yield	—	—

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

Redemption Put Liability

As described in Note 14, the redemption put provision embedded in the Series D financing required bifurcation and measurement at fair value as a derivative. If the redemption put provision is triggered, it allows either payment in cash or the issuance of “Trigger Event Warrants”. Accordingly, the fair value of the Redemption put liability considered management’s estimate of the probability of cash payment versus payment in Trigger Event Warrants and was valued using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the Trigger Event Warrant portion of the redemption put liability using the following assumptions on March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Fair value of underlying stock	$0.019	$0.056
Exercise price	$0.20409	$0.20409
Risk free rate	0.70%	1.92%
Expected term (in years)	9.7	9.9
Stock price volatility	95%	92%
Expected dividend yield	—	—

The fair market value of the redemption put liability at inception was approximately $614,000 which has been recorded as a liability and is remeasured to fair value at the end of each reporting period. The change in fair value of approximately $194,000 and $0 has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three months ended March 31, 2020 and 2019, respectively. The fair value of the redemption put liability included on the consolidated balance sheet was approximately $79,000 and $267,000 as of March 31, 2020 and December 31, 2019, respectively.

Note 13 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the quarters ended March 31, 2020 and March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38	2.60
Issued	17,500,000	0.75	2.84
Outstanding and exercisable at March 31, 2019	29,608,743	$1.00	2.63

Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59
Issued	513,567	0.75	6.13
Outstanding and exercisable at March 31, 2020	45,319,643	$0.78	4.61

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	5,000,000	$0.40	$0.75	$0.24	3 years	2.57	115.08
Antidilution provision(1)	1/8/2019	2,023,438	$0.40	$0.40	$0.28	3 years	2.57	115.08
Private placement	1/18/2019	6,000,000	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	1,250,000	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	437,500	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	750,000	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	375,000	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	125,000	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	150,000	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	2,475,000	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	500,000	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	375,000	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	62,500	$0.51	$0.75	$0.31	3 years	2.21	112.79
Private placement	4/4/2019	500,000	$0.48	$0.75	$0.29	3 years	2.29	112.77
Private placement	7/15/2019	200,000	$0.53	$1.00	$0.31	3 years	1.80	115.50
Convertible debt extension	9/18/2019	424,000	$0.40	$0.75	$0.25	3 years	1.72	122.04
Private placement of Series D Convertible Preferred Stock	11/15/2019	14,669,757	$0.28	$0.75	$0.19	10 years	1.84	89.75
Short-term note related party	11/26/2019	400,000	$0.20	$0.75	$0.13	3 years	1.58	144.36
Short-term note, related party	12/30/2019	171,429	$0.14	$0.75	$0.08	3 years	1.59	145.29
Short-term note, related party	1/13/2020	268,571	$0.12	$0.75	$0.07	3 years	1.60	145.76
Private placement of Series D Convertible Preferred Stock	1/17/2020	244,996	$0.15	$0.75	$0.13	10 years	1.84	144.32

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

On November 21,2019, the Company entered into a securities purchase agreement with FWHC HOLDINGS, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Preferred Stock, par value $0.001 per share and the Series D Warrant resulting in $6.0 million in gross proceeds to the Company (the “FWHC Investment”). For further discussion of the Series D Shares, refer to Note 14 - “Mezzanine Equity and Series D Convertible Preferred Stock” on the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019.

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

The Company determined that the economic characteristics and risks of the embedded redemption provision were not clearly and closely related to the Series D Shares. The Company assessed the embedded redemption provision further, and determined it met the definition of a derivative and required classification as a derivative liability at fair value. The redemption put liability as of March 31, 2020 and December 31, 2019, was approximately $79,000 and $267,000, respectively.

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

Based upon the above accounting conclusions and the additional information provided below, the allocation of the proceeds arising from the Series D Preferred financing transaction is summarized in the table below:

November 21, 2019 Series D Convertible Preferred and warrant financing:	Proceeds Allocation	Financing Cost Allocation	Total Allocation
Gross proceeds	$6,000,000	$—	$6,000,000
Financing costs paid in cash	—	(111,983)	(111,983)
	$6,000,000	$(111,983)	$5,888,017

Derivative Liability:
Derivative Put Liability	$(614,095)	$—	$(614,095)
Deferred Financing costs	—	8,100	8,100

Redeemable preferred stock:
Series D Convertible Preferred Stock	(2,869,854)	—	(2,869,854)
Financing costs (APIC)	—	1,106	1,106
Financing costs (Retained Earnings)	—	66,265	66,265
Beneficial Conversion Feature	(623,045)	—	(623,045)

Investor Warrants (equity classified):
Proceeds allocation	(1,893,006)	—	(1,893,006)
Financing costs (APIC)	—	36,512	36,512
	$(6,000,000)	$111,983	$(5,888,017)

Since the Series D Convertible Preferred Stock is perpetual and convertible at any time, the resulting discount of $3,130,146 was accreted as a Preferred Stock dividend on the date of issuance to record the Series D Convertible Preferred Stock to its redemption value of $6,000,000.

On January 17, 2020, the Company entered into a securities purchase agreement with an accredited investor for the purchase of 2,450 shares of Series D Preferred Stock, par value $0.001 per share and a Series D Warrant resulting in $100,000 in gross proceeds to the Company. The Series D Preferred Stock and Warrants had the same terms as the FWHC Investment. There was no BCF associated with this financing because the effective conversion price after allocating a portion of the proceeds to the other instruments was higher than the share price.

January 17, 2020 Series D Convertible Preferred and warrant financing:	Proceeds Allocation
Gross proceeds	$100,000
Financing costs paid in cash	—
$100,000

Derivative Liability:
Derivative Put Liability	$(5,305)

Redeemable preferred stock:
Series D Convertible Preferred Stock	(62,793)

Investor Warrants (equity classified):
Proceeds allocation	(31,902)

$(100,000)

Since the Series D Convertible Preferred Stock is perpetual and convertible at any time, the resulting discount of $37,207 was accreted as a Preferred Stock dividend on the date of issuance to record the Series D Convertible Preferred Stock to its redemption value of $100,000.

For the three months ended March 31, 2020, the Company recorded $158,147 in deemed dividends on the Series D Convertible Preferred stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,281,433 at March 31, 2020.

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

Liquidation

Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each Series D Holder shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefore, a preferential amount in cash equal to the stated value plus all accrued and unpaid dividends. All preferential amounts to be paid to the Series D Holders in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company’s to the holders of the Company’s Series B and common stock. The Company accrues these dividends as they are earned each period.

Note 15 - Subsequent Events

On April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company to further cover the Company’s working capital needs, the Company amended and restated the Note to reflect a new principal amount of $1,000,000 (the “A&R Note”). The A&R Note bears simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. As discussed further below in “Note Purchase Agreement”, this A&R Note was further amended and superseded by an April Secured Note in the amount of $1,000,000 issued by the Company to the Investor.

Note Purchase Agreement

On April 17, 2020, and in subsequent April closings, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with thirty three investors (the “Purchasers”) pursuant to which the Company received an aggregate of $2,835,195 in gross proceeds through the sale to the Purchasers of Secured Convertible Promissory Notes (the “April Secured Notes”) and warrants (the “April Warrants”) to purchase shares of common stock of the Company (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes to Purchasers in an aggregate principal amount of $3,835,195. This sum included the issuance by the Company to the Investor of an April Secured Note in the amount of $1,000,000 to amend and supersede the A&R Note previously issued by the Company to the Investor on April 9, 2020. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal amount of $424,615 as of March 31, 2020 and December 31, 2019. The amendment to the Hawes Note among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Hawes Note is expected to convert into shares of preferred stock of the Company offered for purchase at the Qualified Financing at the closing of the Qualified Financing.

As part of the April Offering, the holders of certain existing warrants issued by the Company which contained anti-dilution price protection entered into agreements terminating all anti-dilution price protection in their warrants. The Company intends to implement a one-time reduction of the exercise price of such warrants to be equal to the price per share at which shares of preferred stock are offered for purchase at the Qualified Financing once that price has been established.

Debt and Other Obligations

On April 23, 2020, Horne Management, LLC agreed to convert the short-term notes, related parties totaling $1,635,000 as of March 31, 2020 plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities are offered to investors for purchase at the Qualified Financing, which such price has not yet been established, and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Qualified Financing and (y) November 1, 2020. If the Qualified Financing does not occur on or prior to October 31, 2020, the exercise price of the warrant will be equal to the price per share obtained by dividing $3,000,000 by the number of fully diluted shares of the Company outstanding on October 31, 2020.

The description of the April SPA, the April Secured Note, the April Warrant, the Security Agreement, the Intellectual Property Security Agreement and the Amendment to William Horne Employment Agreement and the Hawes Note, are each qualified in their entirety by the full text of such agreements which are filed as Exhibits to the Annual Report on Form 10-K.

On April 29, 2020, the Company issued a promissory note in the principal amount of $809,082 to the Bank of Tampa in connection with a loan in such amount made under the Payroll Protection Program (“PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum and is payable in eighteen monthly payments of $45,533 commencing six months from the date of the note on November 29, 2020. While the note is dated April 29, 2020, the loan was not formally approved and funded until May 7, 2020.

The Company can apply for loan forgiveness in an amount equal to the sum of the following costs incurred by the Company:

1) payroll costs;

2) any payment of interest on covered mortgage obligations;

3) any payment on a covered rent obligation; and

4) any covered utility payment

The amount forgiven will be calculated (and may be reduced) in accordance with the Paycheck Protection Program. Not more than 25% of the amount forgiven can be attributed to non-payroll costs.

On May 7, 2020, William Horne, the Company’s CEO and Chairman resigned as CEO effective when the Company finds a suitable replacement who has more FDA experience. Until such successor is retained, Mr. Horne will remain as the CEO. Mr. Horne’s resignation does not go to his position as Chairman of the Board or as a Director. The resignation was not as a result of any disagreement with the Company or its policies and practices.

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the March 31, 2020 consolidated financial statements.

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

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute a FDA approved therapy (known as L-CYTE-01) for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel technology to harness the healing power of the body. Rion’s innovative exosome technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a ten-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

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

Due to COVID-19, all of the LHI clinics are closed. The Company will evaluate reopening these clinics at the appropriate time. The Company is not expecting to be able to generate revenue until, at the earliest, August 2020. The Company has contacted its patients that are scheduled for treatment, both first time patients and recurring patients, and have rescheduled these patients for August 2020. However, there is no guarantee that the Company will be able to treat patients as soon as August 2020; as such, the Company cannot estimate when it will be safe to treat patients and generate revenue. Future quarters’ revenue is dependent on the timing of being able to treat patients again. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company is currently evaluating whether or not its protocol has the potential to help people affected by COVID-19, but more research will need to be completed before a definitive conclusion can be reached. With the Company’s revenue-generating activities suspended, the Company will need to raise cash from debt and equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K.

Results of Operations - Three Months Ended March 31, 2020 and 2019

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue for the three months ended March 31, 2020 and 2019 of approximately $1,017,000 and $1,324,000, respectively. The decrease in revenue for the three months ended March 31, 2020 is mainly attributable to a decrease in the number of treatments provided by the Biosciences division partially because of cancelling all treatments effective March 23, 2020.

For the three months ended March 31, 2020 and 2019, the Company incurred approximately $377,000 and $559,000 in cost of sales, respectively. The decrease in cost of sales for the three months ended March 31, 2020 is mainly attributable to a decrease in the number of treatments provided by the Biosciences division. The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the Biosciences division. Medical supplies are predominantly variable costs and based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments provided were handled adequately with the Company’s current level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

For the three months ended March 31, 2020 and 2019 the Company generated a gross profit totaling approximately $640,000 (63%) and $765,000 (58%), respectively. The decrease in gross profit was due to the reduction in revenue, net of the cost of sales efficiencies. The increase in gross margin percentage for the three months ended March 31, 2020, is due to a greater proportionate reduction in cost of sales from cost controls for medical supply purchases and the ability to perform treatments using fewer staff members than the reduction in revenue.

Operating Expenses

Salaries and Related Costs

For the three months ended March 31, 2020 and 2019, the Company incurred approximately $1,224,000 and $1,533,000 in salaries and related costs, respectively. The decrease in salaries and related costs is mainly attributable to a reduction in executive compensation. The Company anticipates that salaries and related costs will be further reduced in 2020 as the company shifts its business model in its pursuit of becoming a leading biomedical services company and due to its recent cost reduction measures effective in March 2020.

Other General and Administrative

For the three months ended March 31, 2020 and 2019, the Company incurred approximately, $1,230,000, and $1,488,000 in other general and administrative costs, respectively. The decrease is primarily attributable to reduction in operating activities in the DenerveX division.

Of the total other general and administrative costs, for the three months ended March 31, 2020 and 2019, professional fees were approximately $316,000 and $369,000, respectively. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs incurred in 2019 to maintain CE Mark in Europe.

The Company anticipates that the other general and administrative expenses will continue at a comparable rate in the future and include the continued costs of operating as a public company.

Research and Development

For the three months ended March 31, 2020 and 2019, the Company incurred approximately $750,000 and $0 in research and development expenses, respectively. The expense was in connection with the Rion services agreement. An additional $750,000 in expense will be incurred upon the achievement of certain milestones in the services agreement. At this time, the Company is not able to estimate when these milestones will occur.

Advertising

For the three months ended March 31, 2020 and 2019, the Company had approximately $145,000 and $1,136,000 respectively, in advertising costs. The decrease is attributable mainly to the Company determining that its marketing channels were not yielding the expected results for promoting the Company’s Biosciences division. The Company expects these expenses will continue at these reduced rates until the LHI clinics are reopened and patients are being treated again.

Depreciation and Amortization

For the three months ended March 31, 2020 and 2019, the Company recognized approximately $22,000 and $211,000 respectively, in depreciation and amortization expense. The decrease is mainly attributable to amortization expense declining from $184,000 in the three months ended March 31, 2019 to $0 in the three months ended March 31, 2020 due to the complete write-off of intangibles at fiscal year-end 2019.

Other Income (Expense)

Interest expense for the three months ended March 31, 2020 and 2019 was approximately $56,000 and $92,000, respectively. The decrease is attributable to the inclusion of debt instrument accretion for the period ended March 31, 2019 in the amount of $64,000.

The change in fair value of redemption put liability and change in fair value of the derivative liability - warrants for the three months ended March 31, 2020 were approximately $194,000 and $175,000, respectively. The redemption put liability is related to the Series D Convertible Preferred Stock financing in the fourth quarter 2019.The Series B Convertible Preferred Stock’s derivative liability-warrants was recorded as a measurement period adjustment to the purchase price allocation related to the Merger in the third quarter of 2019.

Departure of Directors and Certain Officers, Election of Directors, Appointment of New Board Members and Officers.

On February 29, 2020, the Company accepted the resignations of Briley Cienkosz, Chief Marketing Officer and Gary Mancini, Chief Relationship Officer for personal reasons and not as a result of any disputes or disagreements.

On May 7, 2020, William Horne, the Company’s CEO and Chairman tendered his resignation as CEO effective when the Company finds a suitable replacement with more FDA experience. Until such successor is retained, Mr. Horne will remain as the CEO. Mr. Horne’s resignation does not go to his position as Chairman of the Board or as a Director. The resignation was not as a result of any disagreement with the Company or its policies and practices.

Funding Requirements

The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s generating activities are temporarily suspended and as the Company implements its business plan to focus on taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. The Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so.

Going Concern

The Company incurred net losses of approximately $2,416,000 and $3,695,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company’s independent registered public accounting firm has included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2019. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since its inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until its products can generate enough revenue to offset its operating expenses. The present level of cash is insufficient to satisfy our current operating requirements.

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

Debt

On April 17, 2020, the Company entered into the April SPA with the Purchasers pursuant to which the Company received an aggregate of $2,835,195 in gross proceeds through the sale to the Purchasers of the April Secured Notes and April Warrants to purchase shares of common stock of the Company in the April Offering. After taking into account subsequent closings occurring after April 17, 2020, an aggregate of thirty-three Purchasers participated in the April Offering by purchasing April Secured Notes and April Warrants. The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes in an aggregate principal amount of $2,835,195. As part of the April Offering, the Notes previously issued by the Company to the Investor on March 27, 2020 and April 9, 2020 were amended and superseded by an April Secured Note in the amount of $1,000,000 issued to the Investor. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal amount of $424,615 as of March 31, 2020 and December 31, 2019. The amendment to the Hawes Note among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Hawes Note is expected to convert into shares of preferred stock of the Company offered for purchase at the Qualified Financing at the closing of the Qualified Financing.

As part of the April Offering, the holders of certain existing warrants issued by the Company which contained anti-dilution price protection entered into agreements terminating all anti-dilution price protection in their warrants. The Company intends to implement a one-time reduction of the exercise price of such warrants to be equal to the price per share at which shares of preferred stock are offered for purchase at the Qualified Financing once that price has been established.

The short-term notes, related parties, as of March 31, 2020 totaling $2,135,000 is comprised of loans made to the Company during 2019, by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne aggregating $1,635,000 and a Note in the amount of $500,000 from the Investor. On April 17, 2020, Mr. Horne agreed to convert the notes plus accrued interest owed to Horne Management, LLC, at the time of the Qualified Offering, into 4,368,278 shares of common stock and a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock.

Cash activity for the three months ended March 31, 2020 and 2019 is summarized as follows:

Working Capital Deficit

	As Of
	March 31, 2020	December 31, 2019
Current Assets	$361,000	$2,275,000
Current Liabilities	6,447,000	5,774,000
Working Capital Deficit	$6,086,000	$3,499,000

Cash Flows

Cash activity for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(1,890,759)	$(3,878,137)
Cash used in investing activities	—	(377,069)
Cash provided by financing activities	589,063	6,777,447
Net (decrease) increase in cash	$(1,301,696)	$2,522,241

As of March 31, 2020, the Company had approximately $122,000 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

The short-term notes, related parties, as of March 31, 2020 totaling $2,135,000 is comprised of loans made to the Company during 2019, by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne aggregating $1,635,000 and a Note in the amount of $500,000 from the Investor. On April 17, 2020, Mr. Horne agreed to convert the notes plus accrued interest owed to Horne Management. LLC, at the time of the Qualified Offering, into 4,368,278 shares of common stock and a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock. The Note bears an interest rate of 8.0% per annum and is due on demand. If any amounts payable under this Note are not paid within ten days after they are due, the interest rate shall accrue on the principal in the amount of 18.0% per annum.

The extended maturity date of the short-term convertible notes payable of approximately $425,000 is September 30, 2020. No payments of principal or interest are due until maturity.

Notes payable of approximately $67,000 are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%.

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

Our Chief Executive Officer (our “CEO”) and our Chief Financial Officer (our “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, we determined that control deficiencies existed that constituted material weaknesses:

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

In light of the conclusion that our internal disclosure controls were ineffective as of March 31, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2020, the Company received proceeds of $100,000 and issued 2,449,960 of preferred stock at a price of $0.41 per share, and a ten-year warrant to purchase 244,996 shares of common stock at an exercise price of $0.75 per share.

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

Date: May 21, 2020

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

