Form 10-K/A
period 2019-12-31
H-CYTE, INC.
filed 2020-05-29
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of H-Cyte, Inc. (the “Company”) for the year ended December 31, 2019 (the “Original Form 10-K”) is to add the “Note Regarding Reliance on SEC Order” below. In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K, filed on April 22, 2020, is amended or changed by this Amendment.

Note Regarding Reliance on SEC Order

As result of the global outbreak of the COVID-19 virus, on March 27, 2020 the Company evaluated its ongoing effort to prepare and file its annual report on Form 10-K for the fiscal year ended December 31, 2019. Certain Company officers and management as well as professional staff and consultants were then unable to conduct work required to prepare our financial report for the year ended December 31, 2019.

As a result, the Company was unable to compile and review certain information required in order to permit the Company to file a timely and accurate annual report on Form 10-K for its year ended December 31, 2019 by the prescribed date without unreasonable effort or expense due to circumstances related to COVID-19.

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

The Company relied on this Order for filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H-CYTE, Inc.

Date: May 29, 2020	By:	/s/ William E. Horne
William E. Horne,
Chief Executive Officer

Signature	Title	Date

/s/ William E. Horne	Chief Executive Officer and Chairman of the Board of Directors
William E. Horne	(Principal Executive Officer)	May 29, 2020

/s/ Jeremy Daniel	Chief Financial Officer
Jeremy Daniel	(Principal Financial and Accounting Officer)	May 29, 2020

/s/ Michael Yurkowsky
Michael Yurkowsky	Director	May 29, 2020

EXHIBIT INDEX

Exhibits

Exhibit Number	Description

10.1	Note and warrant Purchase Agreement dated April 17, 2020;*
10.2	Form of Secured Convertible Note dated April 17, 2020;*
10.3	Form of warrant dated April 17, 2020;*
10.4	Security Agreement dated April 17, 2020;*
10.5	Intellectual Property Security Agreement dated April 17, 2020*
10.6	Form of Subsidiary Guarantee dated April 17, 2020;*
10.7	Amendment Letter to William Horne Employment Agreement dated April 17, 2020; and*
10.8	First amendment to Hawes Secured Note dated April 17, 2020.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(**)	Filed herewith
(*)	Previously filed

ITEM 16.	SUMMARY.

NONE.