Form 10-Q
period 2020-06-30
H-CYTE, INC.
filed 2020-08-14
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller Reporting Company [X]
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

[  ] Yes [X] No

As of August 12, 2020, 122,139,432 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2020	December 31, 2019
Assets

Current Assets
Cash	$1,829,912	$1,424,096
Accounts receivable	3,000	22,667
Other receivables	3,891	18,673
Prepaid expenses	141,719	810,143
Total Current Assets	1,978,522	2,275,579

Right -of-use asset	489,268	738,453
Property and equipment, net	180,429	219,703
Other assets	35,054	36,877
Total Assets	$2,683,273	$3,270,612

Liabilities, Mezzanine Equity, and Stockholders’ Deficit

Current Liabilities
Interest payable	$128,815	$53,198
Accounts payable	1,213,573	1,485,542
Accrued liabilities	252,365	324,984
Other current liabilities	345,018	175,181
Short-term notes, related parties	-	1,635,000
Short-term convertible note payable	424,615	424,615
Notes, payable current portion	67,444	66,836
PPP loan	355,839
Convertible Bridge Loan and FWHC Advance Loan payable	240,803	-
Dividend payable	145,241	108,641
Deferred revenue	747,031	1,046,156
Lease liability, current portion	306,108	453,734
Total Current Liabilities	4,226,852	5,773,887

Long-term Liabilities
Lease liability, net of current portion	200,848	302,175
Notes payable, net of current portion	-	11,545
PPP Loan, net of current portion	453,243	-
Derivative liability - warrants	10,055,676	315,855
Redemption put liability	97,998	267,399
Total Long-term Liabilities	10,807,765	896,974

Total Liabilities	15,034,617	6,670,861

Commitments and Contingencies

Mezzanine Equity
Series D Convertible Preferred stock	6,401,762	6,060,493
Total Mezzanine Equity	6,401,762	6,060,493

Stockholders’ Deficit
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized, 6,100 shares issued and outstanding at June 30, 2020 and December 31, 2019	6	6
Common stock - $.001 par value: 199,000,000 shares authorized, 104,246,357 and 99,768,704 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	104,246	99,769
Additional paid-in capital	27,761,076	28,172,146
Accumulated deficit	(46,248,302)	(37,362,531)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Deficit	(18,753,106)	(9,460,742)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$2,683,273	$3,270,612

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$19,500	$2,431,721	$1,036,276	$3,755,961
Cost of Sales	(70,011)	(492,145)	(446,827)	(988,964)
Gross Profit (Loss)	(50,511)	1,939,576	589,449	2,766,997

Operating Expenses
Salaries and related costs	594,447	3,480,354	1,818,800	5,164,686
Other general and administrative	1,034,898	1,885,133	2,265,033	3,283,810
Research and development	200,000	-	950,000	-
Advertising	25,935	1,584,850	170,553	2,720,396
Depreciation and amortization	17,244	208,619	39,352	419,837
Total Operating Expenses	1,872,524	7,158,956	5,243,738	11,588,729

Operating Loss	(1,923,035)	(5,219,380)	(4,654,289)	(8,821,732)

Other Income (Expense)
Other Income	6,783	9,194	9,321	8,989
Interest expense	(363,023)	(87,085)	(419,172)	(179,344)
Change in fair value of redemption put liability	(18,952)	-	174,707	-
Loss on derivative instrument	(2,306,121)	-	(2,306,121)	-
Gain on extinguishment of debt	1,300,088	-	1,300,088	-
Warrant modification expense	(70,851)	-	(70,851)	-
Change in fair value of derivative liability - warrants	(3,057,225)	-	(2,882,247)	-
Total Other Income (Expense)	(4,509,301)	(77,891)	(4,194,275)	(170,355)

Net Loss	$(6,432,336)	$(5,297,271)	$(8,848,564)	$(8,992,087)

Accrued dividends on outstanding Series B Convertible Preferred Stock	18,300	21,000	36,600	45,639
Deemed dividend on adjustment to exercise price on certain warrants	-	-	-	404,384
Deemed dividend on Series D Convertible Preferred Stock	120,329	-	278,476	-
Deemed dividend on Beneficial Conversion Features	-	-	-	32,592
Net loss attributable to common stockholders	$(6,570,965)	$(5,318,271)	$(9,163,640)	$(9,474,702)

Loss per share - Basic and Diluted	$(0.06)	$(0.06)	$(0.09)	$(0.11)

Weighted average outstanding shares - basic and diluted	103,430,305	96,407,668	101,634,961	87,236,222

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three and six months ended June 30, 2020

(Unaudited)

								Total
Three months ended	Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Stockholders’ (Deficit)
June 30, 2019 and 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - March 31, 2019	7,200	$7	94,036,746	$94,037	$17,610,529	$(8,183,420)	$(370,132)	$9,151,021
Purchase accounting entries due to the purchase transaction	—	—	—	—	6,215,000	—	—	6,215,000
Issuance of common stock in connection with private placement offering	—	—	500	500	123,977	—	—	124,477
Issuance of warrants in connection with private placement offering	—	—	—	—	75,523	—	—	75,523
Issuance of common stock to pay accrued dividends on Preferred Series B stock	—	—	32,313	32	12,894	—	—	12,926
Conversion of Preferred Series B Stock	(200)	—	91,667	92	(92)	—	—	—
Issuance of common stock per restricted stock award to executive	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Stock based compensation	—	—	—	—	3,116	—	—	3,116
Accrued dividends on Series B Preferred Stock	—	—	—	—	(21,000)	—	—	(21,000)
Net loss	—	—	—	—	—	(5,297,271)	—	(5,297,271)
Balance June 30, 2019	7,000	$7	98,386,860	$98,887	$25,705,975	$(13,480,691)	$(370,132)	$11,954,046

								Total
	Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - March 31, 2020	6,100	$6	99,878,079	$99,878	$28,117,978	$(39,815,966)	$(370,132)	$(11,968,236)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(18,300)	—	—	(18,300)
Deemed dividend on Series D Preferred Stock	—	—	—	—	(120,329)	—	—	(120,329)
Adjustment of exercise price on certain warrants	—	—	—	—	(438,913)	—	—	(438,913)
Issuance of warrants to extend short-term debt	—	—	—	—	6,594	—	—	6,594
Conversion of Short-term notes, related parties	—	—	4,368,278	4,368	214,046	—	—	218,414
Net loss	—	—	—	—	—	(6,432,336)	—	(6,432,336)
Balance - June 30, 2020	6,100	$6	104,246,357	$104,246	$27,761,076	$(46,248,302)	$(370,132)	$(18,753,106)

								Total
Six months ended	Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Stockholders’ (Deficit)
June 30, 2019 and 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - December 31, 2018 (audited)	—	$—	33,661,388	$33,661	$3,566,339	$(9,296,408)	$(370,132)	$(6,066,540)
Purchase accounting adjustments	9,250	9	24,717,217	24,717	12,657,182	—	—	12,681,908
Adjustment for assets and liabilities not included in Merger	—	—	—	—	—	5,244,780	—	5,244,780
Issuance of common stock in connection with private placement offering	—	—	17,500,000	17,500	4,324,923	—	—	4,342,423
Issuance of warrants in connection with private placement offering	—	—	—	—	2,641,161	—	—	2,641,161
Issuance of common stock pursuant to conversion of short-term debt	—	—	500,000	500	125,437	—	—	125,937
Issuance of warrants pursuant to conversion of short-term debt	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares	—	—	17,263,889	17,264	(17,264)	—	—	—
Issuance of common stock pursuant to conversion of convertible short-term debt	—	—	250,000	250	99,750	—	—	100,000
Conversion of Preferred Series B Stock	(2,250)	(2)	604,167	605	(603)	—	—	—
Issuance of common stock to pay accrued interest on convertible short-term debt	—	—	1,667	2	665	—	—	667
Issuance of common stock to pay accrued dividends on Preferred Series B stock	—	—	32,313	32	12,894	—	—	12,926
Issuance of common stock in exchange for consulting fees incurred	—	—	130,085	130	51,904	—	—	52,034
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	—	—	—	—	287,542	(287,542)	—	—
Adjustment of exercise price on certain warrants	—	—	—	—	116,842	(116,842)	—	—
Deemed dividend on beneficial conversion features	—	—	—	—	32,592	(32,592)	—	—
Issuance of common stock per restricted stock award to executive	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Stock based compensation	—	—	—	—	92,159	—	—	92,159
Accrued dividends on Series B Preferred Stock	—	—	—	—	(45,639)	—	—	(45,639)
Net loss	—	—	—	—	—	(8,992,087)	—	(8,992,087)
Balance - June 30, 2019	7,000	$7	98,886,360	$98,887	$25,705,975	$(13,480,691)	$(370,132)	$11,954,046

								Total
	Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - December 31, 2019 (audited)	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,742)
Deemed dividend on Series D Preferred Stock at issuance	—	—	—	—	—	$(37,207)	—	(37,207)
Deemed dividend on Series D Preferred Stock	—	—	—	—	(241,269)	—	—	(241,269)
Issuance of warrants in connection with Series D Preferred Stock	—	—	—	—	31,902	—	—	31,902
Issuance of common stock in exchange for consulting fees incurred	—	—	109,375	109	34,891	—	—	35,000
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	17,636	—	—	17,636
Stock based compensation	—	—	—	—	643	—	—	643
Accrued dividends on Series B Preferred Stock	—	—	—	—	(36,600)	—	—	(36,600)
Adjustment of exercise price on certain warrants	—	—	—	—	(438,913)	—	—	(438,913)
Issuance of warrants to extend short-term debt	—	—	—	—	6,594	—	—	6,594
Conversion of Short-term notes, related parties	—	—	4,368,278	4,368	214,046	—	—	218,414
Net loss	—	—	—	—	—	$(8,848,564)	—	(8,848,564)
Balance - June 30, 2020	6,100	$6	104,246,357	$104,246	$27,761,076	$(46,248,302)	$(370,132)	$(18,753,106)

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	(8,848,564)	(8,992,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,352	419,837
Amortization of debt discount	242,627	128,570
Issuance of warrants pursuant to short-term notes, related party	17,636	—
Issuance of warrants to extend short-term debt	6,594	—
Stock based compensation	643	1,782,413
Loss on write-off of inventory	—	2,191
Common stock issued for consulting services	35,000	52,032
Change in fair value of derivative liability – warrants and redemption put liability	2,707,541	—
Change in fair value of derivative liability – loss on derivative instrument	2,306,121	—
Warrant modification expense	70,851	—
Bad debt expense	—	60,112
Gain on conversion of short-term notes, related party	(1,300,088)	—
Changes in operating assets and liabilities, net of purchase transaction:
Accounts receivable	19,667	86,991
Other receivables	14,782	(60,721)
Prepaid expenses and other assets	668,656	(178,651)
Interest payable	158,113	(52,902)
Accounts payable	(164,792)	(466,632)
Accrued liabilities	(72,619)	(222,778)
Other current liabilities	62,581	555,055
Dividend payable	—	12,926
Deferred revenue	(299,125)	512,313
Net Cash Used in Operating Activities	(4,335,024)	(6,361,331)
Cash Flows from Investing Activities
Purchases of property and equipment	—	(13,338)
Purchase of business, net of cash acquired	—	(302,710)
Cash excluded in Merger	—	(69,629)
Net Cash Used in Investing Activities	—	(385,677)
Cash Flows from Financing Activities
Payment of dividends	—	(6,136)
Payment on debt obligations	(10,937)	—
Proceeds on from paycheck protection program loan	809,082	—
Proceeds from common stock, net of issuance costs	—	4,342,423
Proceeds from warrants, net of issuance costs	3,842,695	2,641,161
Proceeds from issuance of Series D Convertible Preferred stock	100,000	—
Net Cash Provided by Financing Activities	4,740,840	6,977,448
Net Increase in Cash	405,816	230,440
Cash - Beginning of period	1,424,096	69,628
Cash - End of period	1,829,912	300,068

Supplementary Cash Flow Information
Cash paid for interest	18,431	124,609

Non-cash investing and financing activities
Beneficial conversion of Preferred Series B stock	—	32,592
Conversion of short-term note to common stock	—	225,937
Adjustment of exercise price on warrants	438,913	287,542
Issuance of warrants pursuant to note payable, related party	—	56,378
Issuance of warrants to extend short-term debt	6,594	106,158
Issuance of common stock pursuant to conversion of short-term debt	218,414	74,063
Deemed dividend on Series D Convertible Preferred Stock	278,476	158,147
Issuance of Warrants in connection with Series D Convertible Preferred Stock	31,902	1,756,093
Beneficial conversion of Series D convertible Preferred Stock	—	486,132
Dividends accrued on Series B Convertible Preferred Stock	36,600	45,638
Common stock issued to pay accrued dividends on Series B Preferred Stock	—	19,426
Right-of-use asset additions	—	1,165,785
Right-of-use liability additions	—	1,187,991

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

In 2019, the Company had two divisions: the healthcare medical biosciences division (“Biosciences division”) and the DenerveX medical device division (“DenerveX division”). In the first quarter of 2020, the Company decided to focus its available resources on the Biosciences division as it represents a significantly greater opportunity than the DenerveX division as explained below. The Company is no longer manufacturing or selling the DenerveX device but continues to explore possible opportunities to monetize such technology.

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

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute a FDA approved therapy (known as L-CYTE-01) for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel technology to harness the healing power of the body. Rion’s innovative exosome technology provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a ten-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new cellular therapy (L-CYTE-01) and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 investigational new drug (IND) clearance for L-CYTE-01. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of L-CYTE-01.

With these agreements, Rion will serve as the product supplier and co-developer of L-CYTE-01 with H-CYTE for the treatment of chronic lung diseases. H-CYTE will control the commercial development and facilitate the clinical trial investigation. After conducting joint research and development of these biologics, H-CYTE intends to pursue submission of an IND application for review by the FDA for treatment of COPD.

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

Note 2 – Basis of presentation

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

The results of operations for the interim period ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K. For further discussion of the Company’s significant accounting policies, refer to Note 3 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Certain reclassifications have been made to amounts previously reported and some disclosures for prior periods have been added to conform with the current period presentation.

Note 3 - Liquidity, Going Concern and Management’s Plans

COVID-19 has adversely affected the Company’s financial condition and results of operations. In the first quarter of 2020, the Company took steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through mid-July 2020. The Company made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees, and to cease operations at the LHI clinics in Tampa, Scottsdale, Pittsburgh, Nashville, and Dallas. The Company resumed operations in July at the Tampa and Nashville clinics, in August at the Scottsdale clinic, and plans to resume operations in September at the Pittsburgh clinic. The Pittsburgh clinic will re-open temporarily in September but will cease operations permanently at the end of October 2020. The Dallas clinic will not re-open and will be closed permanently.

The Company incurred net losses of approximately $6,432,000 and $8,849,000 for the three and six months ended June 30, 2020 and $5,297,000 and $8,992,000 for the three and six months ended June 30, 2019, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s revenue activities were suspended until July. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company will incur losses until sufficient revenue is attained utilizing the infusion of capital resources to expand marketing and sales initiatives along with the development of a L-CYTE-01 protocol and taking that protocol through the FDA process. Due to the coronavirus outbreak (“COVID-19”), the Company was unable to perform treatments from March 23, 2020 until July 2020. The Company has contacted its patients that are scheduled to come in for treatment, both first time patients and recurring patients, and have rescheduled many of these patients to July, August, and September 2020. There is no guarantee that the Company will be able to continue to treat patients due to the coronavirus outbreak; as such, the Company cannot estimate if it will be safe to continue to treat patients and generate revenue. The Company’s second quarter 2020 revenue was approximately $20,000 compared to first quarter 2020 revenue of approximately $1,017,000. The Company’s future quarters’ revenue is dependent upon being able to continue to treat patients in the LHI clinics. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases.

With the Company’s revenue-generating activities suspended during the second quarter, and the uncertainty around the COVID-19 outbreak, the Company will need to raise cash from debt and/or equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

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

Note Purchase Agreement

On April 17, 2020, and in subsequent April closings, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with thirty three investors (the “Purchasers”) pursuant to which the Company received an aggregate of $2,842,695 in gross proceeds through the sale to the Purchasers of Secured Convertible Promissory Notes (the “April Secured Notes”) and warrants (the “April Warrants”) to purchase shares of common stock of the Company (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes to Purchasers in an aggregate principal amount of $3,842,695. This sum included the issuance by the Company to the Investor of an April Secured Note in the amount of $1,000,000 to amend and supersede the A&R Note previously issued by the Company to the Investor on April 9, 2020. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal amount of $424,615 as of March 31, 2020 and December 31, 2019. The amendment to the Hawes Note among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Hawes Note is expected to convert into shares of preferred stock of the Company offered for purchase at the Qualified Financing at the closing of the Qualified Financing.

As part of the April Offering, the holders of certain existing warrants issued by the Company which contained anti-dilution price protection entered into agreements terminating all anti-dilution price protection in their warrants. The Company intends to implement a one-time reduction of the exercise price of such warrants to be equal to the price per share at which shares of preferred stock are offered for purchase at the Qualified Financing once that price has been established. A price of $0.014 per share has now been set for the price of the Qualified Financing.

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

The other short-term notes, related parties were issued by the Company during 2019, and as of March 31, 2020 and December 31, 2019 consist of five loans, totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne. These were advanced for working capital purposes and had the terms as indicated below. The loans bear interest ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans have been repaid and 840,000 warrants have been issued at an exercise price of $0.75 per share. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities are offered to investors for purchase at the Qualified Financing, which has been established as $0.014 and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Qualified Financing and (y) November 1, 2020. If the Qualified Financing does not occur on or prior to October 31, 2020, the exercise price of the warrant will be equal to the price per share obtained by dividing $3,000,000 by the number of fully diluted shares of the Company outstanding on October 31, 2020.

The Company had cash on hand of $1,829,912 as of June 30, 2020 and $1,252,126 as of August 7, 2020. The Company’s cash is insufficient to fund its operations over the next year and the Company will need to raise additional capital through debt or equity offerings to continue operations.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. The Company has commenced a rights offering, entitling each holder of common stock on July 28, 2020 to purchase up to three (3) shares of Series A preferred stock at $0.014 for an offering of up to $5,129,856. While it cannot be determined what the gross proceeds from such rights offering will be, there will be at least $2,842,695 raised as a result of the backstop portion of the rights offering. Depending on the amount of funds raised in the rights offering, the Company will need to raise additional funds of which there can be no assurance and if the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings or raising equity capital, the Company may be forced to reduce expenses or discontinue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For further discussion of the notes payable and short-term convertible notes payable, refer to Note 11- “Short-term Debt” to these interim financial statements.

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

The consolidated balance sheet at June 30, 2020 reflects current lease liabilities of approximately $306,000 and long-term liabilities of $201,000, with corresponding ROU assets of $489,000.

The audited consolidated balance sheet at December 31, 2019 reflects current lease liabilities of approximately $454,000 and long-term liabilities of $302,000, with corresponding ROU assets of $738,000.

Operating lease expense and cash flows from operating leases for the three and six months ending June 30, 2020 totaled approximately $151,000 and $302,000, respectively. Operating lease expense and cash flows from operating leases for the three and six months ending June 30, 2019 totaled approximately $153,000 and $289,000, respectively. Operating lease expense is included in the “Other general and administrative” section of the unaudited consolidated statement of operations.

Supplemental balance sheet and other information related to operating leases are as follows:

	June 30, 2020	December 31, 2019

Operating leases right-of-use assets	$489,268	$738,453
Lease liability, current portion	306,108	453,734
Lease liability, net of current portion	200,848	302,175
Total operating lease liabilities	$506,956	$755,909
Weighted average remaining lease term	1.91 years	2.25 years
Weighted average discount rate	7.75%	7.75%

Future maturities of operating lease liabilities as of June 30, 2020 are as follows:

Operating leases

Remainder of 2020	$231,000
2021	155,000
2022	103,000
2023	69,000
Total lease payments	$558,000

The Company leases corporate office space in Tampa, FL and Atlanta, GA. The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. Each location has its own expiration date ranging from July 31, 2020 to August 31, 2023.

Note 6 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	June 30, 2020	December 31, 2019
Furniture and fixtures	5-7 years	$231,222	$231,222
Computers and software	3-7 years	244,116	244,039
Leasehold improvements	15 years	157,099	157,107
		632,437	632,368
Less accumulated depreciation		(452,008)	(412,665)

Total		$180,429	$219,703

Depreciation expense was approximately $17,000 and $39,000 for the three months and six months ended June 30, 2020. Depreciation expense was approximately $25,000 and $52,000 for the three months and six months ended June 30, 2019, respectively. The Company uses the straight-line depreciation method to calculate depreciation expense.

Note 7 - Intangible Assets And Goodwill

The Company’s intangible assets are patents and related proprietary technology for the DenerveX System for which an impairment charge was made in the fourth quarter of 2019 writing off this asset as of December 31, 2019.

For the three and six months ended June 30, 2020, there was no amortization expense. For the three and six months ended 2019, total amortization expense related to acquisition-related intangible assets was $184,000 and $368,000, respectively, and is included in operating expense in the accompanying consolidated statement of operations.

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired in the Merger. As of December 31, 2019, the Company’s goodwill balance was determined to be impaired as of the balance sheet date and as a result, the Company recorded a goodwill impairment charge writing off the goodwill balance.

Note 8 – Related Party Transactions

Consulting Expense

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair to $2,500. For the three months and six months ended June 30, 2020, the Company expensed approximately $17,500, and $47,500 in compensation to Mr. Monteleone, respectively. For the three months and six months ended June 30, 2019, the Company expensed approximately $35,000 and $70,000 in compensation to Mr. Monteleone, respectively.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For the three months and six months ended June 30, 2020, the Company had no consulting fees expense for St. Louis Family Office. For three months and six months ended June 30, 2019, the Company expensed approximately $44,000 and $71,000 respectively in consulting fees to St. Louis Family Office.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. A close family member of the Company’s CEO is a partner in Strategos. The monthly fee started at $4,500 and increased to approximately $7,500 per month. Strategos provided information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by LHI, advocated for legislation that supports policies beneficial to patient access and opposed any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. The Company terminated this agreement in March 2020. For the three and six months ended June 30, 2020, the Company expensed approximately $0 and $15,000, respectively. For the three and six months ended June 30, 2019, the Company expensed approximately $26,000 for both periods.

Officers and Board Members and Related Expenses

In connection with the April Offering, the Company’s CEO William Horne entered into an amendment letter to his employment agreement which provides that his salary will be reduced to $0 per month. This agreement was amended on July 29, 2020 to provide that Mr. Horne will receive a monthly base salary of $12,500 effective on June 1, 2020 and that his base salary will increase to $20,833 per month upon the first day of the month when the Company completes a Qualified Financing. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 (the “Deferred Salary”) until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such Deferred Salary.

For the three months and six months ended June 30, 2020, the Company paid no Board of Director fees to Michael Yurkowsky and to Raymond Monteleone. For the three months and six months ended June 30, 2019, the Company paid $10,000 and $10,000, respectively, in Board of Director fees to Michael Yurkowsky and to Raymond Monteleone.

Debt and Other Obligations

The short-term notes, related parties are detailed in Note 3 - “Liquidity, Going Concern and Management’s Plans” in this Form 10-Q.

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

The Company entered into other SPA’s with additional purchasers, which brought the aggregate amount of capital raised in all these offerings to $7,000,000, as of April 5, 2019, excluding the shares issued for conversion of short-term debt, discussed below.

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

On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities are offered to investors for purchase at the Qualified Financing, which such price is expected to be approximately $0.014, and is exercisable beginning on the day immediately following the earlier to occur of the closing of the Qualified Financing and November 1, 2020. If the Qualified Financing does not occur on or prior to October 31, 2020, the exercise price of the warrant will be equal to the price per share obtained by dividing $3,000,000 by the number of fully diluted shares of the Company outstanding on October 31, 2020.

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

Liquidation

Upon the liquidation or dissolution of the business of the Company, whether voluntary or involuntary, each Series B Holder shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefore, a preferential amount in cash equal to the stated value plus all accrued and unpaid dividends. All preferential amounts to be paid to the Series B Holders in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of the Company’s common stock but after the Series D Holders receive their respective liquidation value. The Company accrues these dividends as they are earned each period.

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

Debt Conversion

Convertible Notes and Promissory Note to Related Party

The $750,000 convertible notes payable assumed in the Merger had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding Convertible Notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares of common stock at $0.40 per share, in accordance with the SPA. See more details in Note 11 – Short-term Debt.

Stock-Based Compensation Plan

The Company utilizes the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that the stock-based compensation awards are expected to be outstanding.

Stock Option Activity

For the three and six months ended June 30, 2020, the Company recognized approximately $0 and $1,000, respectively, as compensation expense with respect to vested stock options. For the three and six months ended June 30, 2019, the Company recognized approximately $3,000 and $92,000, respectively, as compensation expense with respect to vested stock options. Since these stock options were assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019. The expense for the six months ended June 30, 2019 is primarily related to an option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement. These options were immediately vested upon issuance.

As of June 30, 2020, all outstanding stock options were fully vested, and related compensation expense recognized.

The following is a summary of stock option activity for the six months ending June 30, 2019 and June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	—	—
Assumed with the RMS merger transaction	557,282	$2.78	6.99
Granted	250,000	0.40	—
Expired/Cancelled	(289,774)	2.59	—
Outstanding at June 30, 2019	517,508	$1.81	7.87
Exercisable at June 30, 2019	508,006	$1.81	7.87

Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	—	—	—
Expired/Cancelled	(15,000)	1.35	—
Outstanding and exercisable at June 30, 2020	410,000	$1.39	7.23

Non-Controlling Interest

For the six months ended June 30, 2020 and 2019, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities which own their respective clinics; however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management agreement. Based on these agreements, the Company (RMS and RMS Management and now H-CYTE) has the responsibility to run and make decisions on behalf of the clinics, except for medical care and procedures. Beginning in January 2018, the Company adopted the policy for all of the VIEs that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income each month for each VIE to a net of zero. Due to this change in policy, there was no change in the non-controlling interest for the six months ended June 30, 2020 or 2019 related to the net income as it was $0 each month through the management fee charged by the Company.

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

For the periods presented, there is no difference between the basic and diluted net loss per share: 404,821,082 warrants and 410,000 common stock options outstanding were considered anti-dilutive and excluded for the six months ended June 30, 2020. At June 30, 2020, the only potentially dilutive shares would be from the conversion of the convertible debt and the conversion of preferred stock, Series B and Series D totaling 38,308,600 of common stock to be issued upon conversion of all these securities. There was no option or warrant exercises that would have been potentially dilutive.

Note 10 – Commitments & Contingencies

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2020, the Company had no litigation matters which required any accrual or disclosure.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, LI Scottsdale, and LI Tampa. For three months and six months ended June 30, 2020 payments totaling approximately $0 and $22,000, respectively, were made to these physicians’ legal entities. For three months and six months ended June 30, 2019 payments totaling approximately $34,000 and $56,000, respectively, were made to these physicians’ legal entities. Due to the Company ceasing operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, LI Scottsdale, and LI Tampa, the guaranteed payments for these clinics were suspended until operations recommenced in July 2020. The payments to the LI Dallas physician ceased in March 2020 as LI Dallas will permanently cease operations and not reopen.

Manufacturer Liability Dispute

The Company selected an FDA registered contract manufacturer, to manufacture the DenerveX product. In 2019, the Company became aware of events which resulted in the manufacturer not meeting certain contract performance requirements. As a result, the Company is in a dispute with the manufacturer. The Company intends to vigorously defend its position that the manufacturer did not meet its contract performance obligations. The Company believes the likelihood of incurring a material loss regarding the dispute with the manufacturer is reasonably possible but is unable to estimate the amount of the loss based on information available at this time. As such, the Company has not recorded a loss as of June 30, 2020 or December 31, 2019. The Company is not aware of any legal action regarding this matter.

Rion Services Agreement

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new cellular therapy (L-CYTE-01) and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for L-CYTE-01. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of L-CYTE-01. An additional $550,000 in expense will be incurred upon the achievement of certain milestones in the services agreement. At this time, the Company is not able to estimate when these milestones will occur.

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

The Company also reached an extension with the remaining noteholder which extended the maturity date of the Hawes Notes for one year, until September 30, 2020. The notes had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon renewal of $424,615 as of March 31, 2020 and December 31, 2019. In connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020. The Hawes Notes had a principal balance of $424,615 as of June 30, 2020 and December 31, 2019. The amendment to the Hawes Note among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Hawes Note is expected to convert into shares of preferred stock of the Company offered for purchase at the Qualified Financing at the closing of the Qualified Financing. The Company determined the proper classification of the amendment based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in the present value of cash flows of the modified debt was less than 10% when compared to the present value of the cash flows of the original debt, extinguishment accounting did not apply. The effective interest rate was reassessed resulting in an effective interest rate of 11.90% and interest expense for the three months ended June 30, 2020, of approximately $13,000.

Notes Payable

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $67,000 and $78,000 at June 30, 2020 and December 31, 2019. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of $1,000.

On March 27, 2020, the Company issued a demand note (the “Note”) in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the Note to reflect a new principal amount of $1,000,000 (the “A&R Note”). The A&R Note bears simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. As discussed further above in Footnote 3, this A&R Note was further amended and superseded by an April Secured Note in the amount of $1,000,000 issued by the Company to the Investor. The Company expects that this note will be converted to Series A Preferred Stock at a price of $0.014 per share upon the closing of the rights offering although such conversion is subject to certain conditions.

The other short-term notes, related parties were issued by the Company during 2019, and as of March 31, 2020 and December 31, 2019 consist of five loans, totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne. These were advanced for working capital purposes and had the terms as indicated below. The loans bear interest ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans have been repaid and 840,000 warrants have been issued at an exercise price of $0.75 per share. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities are offered to investors for purchase at the Qualified Financing, which price is set at $0.014, and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Qualified Financing and (y) November 1, 2020. If the Qualified Financing does not occur on or prior to October 31, 2020, the exercise price of the warrant will be equal to the price per share obtained by dividing $3,000,000 by the number of fully diluted shares of the Company outstanding on October 31, 2020. On the date of the transaction, the carrying amount of the note and accrued interest was approximately $1,717,000. The fair value of the Common Stock was valued based on the trading market price on the date of the transaction and the warrants were valued using a Lattice model. The fair value of the Common Stock and warrants issued in the transaction was approximately $218,000 and $199,000, respectively. Since the fair value of the common stock and warrants was less than the carrying amount of the note, the Company recorded a gain on extinguishment of the debt of approximately $1,300,000.

On April 29, 2020, the Company issued a promissory note in the principal amount of $809,082 to the Bank of Tampa in connection with a loan in such amount made under the Paycheck Protection Program (“PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum and is payable in eighteen monthly payments of $45,533 commencing six months from the date of the note on October 29, 2020. While the note is dated April 29, 2020, the loan was not formally approved and funded until May 7, 2020.

The Company can apply for loan forgiveness in an amount equal to the sum of the following costs incurred by the Company:

1) payroll costs;

2) any payment of interest on covered mortgage obligations;

3) any payment on a covered rent obligation; and

4) any covered utility payment

The amount forgiven will be calculated (and may be reduced) in accordance with the Paycheck Protection Program. Not more than 40% of the amount forgiven can be attributed to non-payroll costs.

Note 12 – Derivative Liability - Warrants

Financial assets and liabilities carried at fair value as of June 30, 2020 and December 31, 2019 are classified in the tables below:

Fair Value Measurement at June 30, 2020 (1)
Using Level 3

Liability:
Derivative Liability - Warrants	$10,055,676
Derivative Put Liability	$97,998

Fair Value Measurement at December 31, 2019 (1)
Using Level 3
Liability:
Derivative Liability - Warrants	$315,855
Derivative Put Liability	$267,399

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of June 30, 2020 and December 31, 2019.

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020:

Derivative Liability - Warrants

Balance at December 31, 2019	$315,855
Series D Warrant reclass from equity to liability	509,764
Warrants issued with modification of Horne Note	198,994
Warrants issued with April 17, 2020 financing	6,148,816
Fair value adjustments	2,882,247
Balance at June 30, 2020	$10,055,676

Redemption Put Liability

Balance at December 31, 2019	$267,399
Issuance of Series D Convertible Preferred Stock	5,306
Fair value adjustments	(174,707)
Balance at June 30, 2020	$97,998

Derivative Liability- Warrants

Series B Warrants

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

As part of the April 2020 offering, the holders of the Series B Warrants agreed to terminate all anti-dilution price protection in their warrants and adjusted the exercise price to equal the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing. The modification resulted in an increase of approximately $75,000 to the fair value of the derivative liability related to the Series B Warrants.

Series D Warrants

In conjunction with their Series D Preferred Financing, the Company originally issued Series D warrants to purchase 14,669,757 shares of Common Stock with an exercise price of $0.75 per share. At inception, the Series D warrants met all the criteria to be classified as equity. As part of the April Offering, the exercise price of the Series D Warrants was reduced to the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing. The modification of the exercise price resulted in the warrants requiring liability classification. The Series D Warrants were measured at fair value before and after the modification, resulting in an increase of approximately $510,000 which is recorded as a change in the fair value of the derivative liability.

Horne Warrants

On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. The warrant will have an exercise price equal to the price per share at which securities are offered to investors for purchase at the Qualified Financing. The revised exercise price caused the warrants to require liability classification at fair value and the warrants were valued using a Lattice model with the following assumptions: Trading market price- $0.05, estimated exercise price- $0.014, volatility- 101%, risk free rate- 0.65% and an estimated term of 10 years. At inception, the estimated fair value of the Horne Warrants was approximately $199,000.

April Bridge Loan and Converted Advance Warrants

The April Offering entitled the investors to warrants with the right to purchase up to 100% of the aggregate number of shares of Common Stock into which the Purchaser’s Note may ultimately be converted. The Company also received a $1,000,000 advance which was converted into a Converted Advance Note and Converted Advance Warrants in April 2020. The Converted Advance Warrants entitle the holder to purchase up to 200% of the aggregate number of shares of Common Stock into which the Converted Advanced Note may ultimately be converted.

The Company received an aggregate of $2,842,695 in gross proceeds through the April Offering and an advance of $1,000,000 which was converted into an Advance Note on April 17, 2020. The Company expects the price per share at which securities will be offered for purchase in the Qualified Financing to be $0.014 resulting in the assumption there will be approximately 203,050,000 and 142,857,000 shares issuable upon exercise of the Purchaser Warrants and the Converted Advance Warrants, respectively. The warrants were valued using a Lattice model with the following assumptions: Trading market price- $0.05, estimated exercise price- $0.014, volatility- 103%, risk free rate- 0.65% and an estimated term of 10 years. At inception, the estimated fair value of the Purchaser Warrants and the Converted Advance Warrants was approximately $3,279,000 and $2,869,300, respectively.

When the Company entered into the April Offering and revised the exercise price of their warrants to the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing, they no longer had sufficient authorized and unissued shares available to satisfy all their commitments to issue shares under their equity-linked contracts. The Company has adopted the sequencing approach based on the earliest issuance date. Therefore, warrants issued before the April Offering did not require liability classification, while Warrants issued with the April financing, or subsequently, will be classified as liabilities until such time the Company has sufficient authorized shares.

The derivative liability has been remeasured to fair value at the end of each reporting period and the change in fair value, of approximately ($3,057,225) and ($2,882,247), has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three months and six months ended June 30, 2020, respectively. The derivative liability has been remeasured to fair value at the end of each reporting period and there was no change in fair value for the three and six months ended June 30, 2019. The fair value of the derivative liability included on the consolidated balance sheet was approximately $10,056,000 and $316,000 as of June 30, 2020 and December 31, 2019, respectively.

The Company estimated the fair value of the warrant derivative liability as of June 30, 2020 and December 31, 2019, respectively, using the following assumptions:

	June 30, 2020		December 31, 2019

Fair value of underlying stock	$0.05		$0.13
Exercise price	$0.014		$0.40
Risk free rate	0.14% - 0.66%	%	1.58 – 1.59%
Expected term (in years)	0.17- 10.27		1.34 – 2.02
Stock price volatility	109% - 312%		143 - 154%
Expected dividend yield	—		—

At December 31, 2019, due to the down round provision contained in the warrants, which could provide for the issuance of additional warrant shares as well as a reduction in the exercise price, the model also considered subjective assumptions related to the shares that would be issued in a down-round financing and the potential adjustment to the exercise price. On April 17, 2020, the holders of the warrants agreed to terminate all anti-dilution price protections in their warrants.

The fair value of the warrants will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the estimated date and price of a Qualified Financing.

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

Redemption Put Liability

As described in Note 14, the redemption put provision embedded in the Series D financing required bifurcation and measurement at fair value as a derivative. If the redemption put provision is triggered, it allows either payment in cash or the issuance of “Trigger Event Warrants”. Accordingly, the fair value of the Redemption put liability considered management’s estimate of the probability of cash payment versus payment in Trigger Event Warrants and was valued using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the Trigger Event Warrant portion of the redemption put liability using the following assumptions on June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Fair value of underlying stock	$0.05	$0.056
Exercise price	$0.20409	$0.20409
Risk free rate	0.66%	1.92%
Expected term (in years)	9.5	9.9
Stock price volatility	107%	92%
Expected dividend yield	—	—

The fair market value of the redemption put liability at inception was approximately $614,000 which has been recorded as a liability and is remeasured to fair value at the end of each reporting period. The change in fair value of approximately ($19,000) and $175,000 has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three and six months ended June 30, 2020, respectively. The change in fair value of approximately $0 and $0 has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three and six months ended June 30, 2019, respectively. The fair value of the redemption put liability included on the consolidated balance sheet was approximately $98,000 and $267,000 as of June 30, 2020 and December 31, 2019, respectively.

Note 13 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the quarters ended June 30, 2020 and June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38	2.60
Issued	17,500,000	0.75	2.84
Outstanding and exercisable at June 30, 2019	29,608,743	$1.00	2.63

Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59
Issued and exercisable	5,178,720	0.015	9.79
Outstanding and exercisable at June 30, 2020	49,984,796	$0.104	9.16
Issued, not yet exercisable	354,836,286	0.015	9.79
Total outstanding at June 30, 2020	404,821,082	0.104	9.16

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	5,000,000	$0.40	$0.75	$0.24	3 years	2.57	115.08
Antidilution provision(1)	1/8/2019	2,023,438	$0.40	$0.40	$0.28	3 years	2.57	115.08
Private placement	1/18/2019	6,000,000	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	1,250,000	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	437,500	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	750,000	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	375,000	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	125,000	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	150,000	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	2,475,000	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	500,000	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	375,000	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	62,500	$0.51	$0.75	$0.31	3 years	2.21	112.79
Private placement	4/4/2019	500,000	$0.48	$0.75	$0.29	3 years	2.29	112.77
Private placement	7/15/2019	200,000	$0.53	$1.00	$0.31	3 years	1.80	115.50
Convertible debt extension	9/18/2019	424,000	$0.40	$0.75	$0.25	3 years	1.72	122.04
Private placement of Series D Convertible Preferred Stock	11/15/2019	14,669,757	$0.28	$0.75	$0.19	10 years	1.84	89.75
Short-term note related party	11/26/2019	400,000	$0.20	$0.75	$0.13	3 years	1.58	144.36
Short-term note, related party	12/30/2019	171,429	$0.14	$0.75	$0.08	3 years	1.59	145.29
Short-term note, related party	1/13/2020	268,571	$0.12	$0.75	$0.07	3 years	1.60	145.76
Private placement of Series D Convertible Preferred Stock	1/17/2020	244,996	$0.15	$0.75	$0.13	10 years	1.84	144.32
Granted for bridge financing	4/8/2020	296,875	$0.05	$0.40	$0.04	3 years	0.34	131.82
Short-term note, related party conversion	4/17/2020	4,368,278	$0.05	$0.014	$0.05	10 years	0.65	102.54
Granted for bridge financing	4/17/2020	345,906,786	$0.05	$0.014	$0.05	10 years	0.65	102.54
Granted for bridge financing	6/30/2020	8,929,500	$0.07	$0.014	$0.07	10 years	0.66	108.66

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

On November 21, 2019, the Company entered into a securities purchase agreement with FWHC HOLDINGS, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Preferred Stock, par value $0.001 per share and the Series D Warrant resulting in $6.0 million in gross proceeds to the Company (the “FWHC Investment”). For further discussion of the Series D Shares, refer to Note 14 - “Mezzanine Equity and Series D Convertible Preferred Stock” on the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019.

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

The Company determined that the economic characteristics and risks of the embedded redemption provision were not clearly and closely related to the Series D Shares. The Company assessed the embedded redemption provision further, and determined it met the definition of a derivative and required classification as a derivative liability at fair value. The redemption put liability as of June 30, 2020 and December 31, 2019, was approximately $98,000 and $267,000, respectively.

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

January 17, 2020 Series D Convertible Preferred and warrant financing:	Proceeds Allocation
Gross proceeds	$100,000
Financing costs paid in cash	—
$100,000

Derivative Liability:
Derivative Put Liability	$(5,306)

Redeemable preferred stock:
Series D Convertible Preferred Stock	(62,792)

Investor Warrants (equity classified):
Proceeds allocation	(31,902)

$(100,000)

Since the Series D Convertible Preferred Stock is perpetual and convertible at any time, the resulting discount of $37,207 was accreted as a Preferred Stock dividend on the date of issuance to record the Series D Convertible Preferred Stock to its redemption value of $100,000.

For the six months ended June 30, 2020, the Company recorded $278,476 in deemed dividends on the Series D Convertible Preferred stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,401,762 at June 30, 2020.

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

Note 15 - Subsequent Events

On July 28, 2020, the Company issued an aggregate of 17,893,075 shares of its common stock upon the conversion of all of its issued and outstanding Series B and Series D Preferred Stock (the “Preferred Stock”). The Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Preferred Stock as set forth in the Certificate of Designations for the Preferred Stock. As a result, all outstanding shares of Series B and Series D Preferred stock were cancelled.

The Company established July 28, 2020 as the Record Date for purposes of establishing a date for the Company’s rights offering whereby each holder of the Company’s Common stock on the Record Date will be entitled to three subscription rights, each to purchase one share of Series A Preferred Stock.

On July 29, 2020, the Company filed its Second Amended and Restated Certificate of Incorporation (the “Amended COI”). The Amended COI provides for the issuance of up 1,600,000,000 shares of Common Stock and 1,000,000,000 shares of Preferred Stock, of which 800,000,000 shares are designated as Series A Preferred Stock and eliminates the previously authorized classes of preferred stock. The Amended COI also delineates the rights of the Series A Preferred Stock.

On July 29, 2020, H-Cyte, Inc. (the “Company”) entered into an amendment to the employment agreement (the “Amendment”) of its Chief Executive Officer, Bill Horne. The Amendment provides that Mr. Horne will receive a monthly base salary of $12,500 effective on June 1, 2020 and that his base salary will increase to $20,833 per month upon the first day of the month when the Company completes a Qualified Financing. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 (the “Deferred Salary”) until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such Deferred Salary.

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the June 30, 2020 consolidated financial statements.

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

Due to COVID-19, all of the LHI clinics are closed. The Company will evaluate reopening these clinics at the appropriate time. The Company is not expecting to be able to generate revenue until, at the earliest, July 2020. The Company has contacted its patients that are scheduled for treatment, both first time patients and recurring patients, and have rescheduled man of these patients for July, August, and September 2020. However, there is no guarantee that the Company will be able to continue to treat patients due to the ambiguity of COVID-19; as such, the Company cannot estimate if it will continue to be safe to treat patients and generate revenue. Future quarters’ revenue is dependent on the ability for the Company to treat patients and not have to cease operations again due to COVID-19.

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

Results of Operations - Six Months Ended June 30, 2020 and 2019

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue for the three months and six months ended June 30, 2020 of approximately $20,000 and $1,036,000, respectively. The Company recorded revenue for the three months and six months ended June 30, 2019 of approximately $2,432,000 and $3,756,000, respectively. The decrease in revenue for the three months ended June 30, 2020, as compared to the prior year is attributable to suspending operations of the Biosciences division due to COVID-19 effective March 23, 2020.

The Company recorded cost of sales for the three months and six months ended June 30, 2020 of approximately $70,000 and $447,000, respectively. The Company recorded cost of sales for the three months and six months ended June 30, 2019 of approximately $492,000 and $989,000, respectively. The decrease in cost of sales for the three months ended June 30, 2020, as compared to the prior year is attributable to suspending operations of the Biosciences division due to COVID-19 effective March 23, 2020. The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the Biosciences division. Medical supplies are predominantly variable costs and based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments provided, during normal operations, can be handled adequately with the Company’s current level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

For the three months and six months ended June 30, 2020, the Company generated a gross loss totaling approximately ($51,000) and a gross profit totaling approximately $589,000, respectively. For the three months and six months ended June 30, 2019, the Company generated a gross profit totaling approximately $1,940,000 and $2,767,000 respectively. The decrease in gross profit was due to suspending operations of the Biosciences division due to COVID-19 effective March 23, 2020. The gross loss for the three months ending June 30, 2020 is due partially to hourly clinical personnel being kept on staff for administrative purposes while the Biosciences division operations were suspended due to COVID-19.

Operating Expenses

Salaries and Related Costs

For the three and six months ended June 30, 2020 the Company incurred approximately $594,000 and $1,819,000 in salaries and related costs, respectively. For the three and six months ended June 30, 2019 the Company incurred approximately $3,480,000 and $5,165,000 in salaries and related costs, respectively. The decrease in salaries and related costs for the three months ended June 30, 2020 is mainly attributable to a 40% reduction in clinical and corporate staff due to LHI operations ceasing in March in response to COVID-19. The Company anticipates that salaries and related costs will be fairly consistent going forward as the Company shifts its business model in its pursuit of becoming a leading biomedical services company and due to its recent cost reduction measures effective in March 2020.

Other General and Administrative

For the three and six months ended June 30, 2020, the Company incurred approximately, $1,035,000, and $2,265,000 in other general and administrative costs, respectively. For the three and six months ended June 30, 2019, the Company incurred approximately, $1,885,000, and $3,284,000 in other general and administrative costs, respectively. The decrease is primarily attributable to reduction in operating activities in the DenerveX division.

Of the total other general and administrative costs, for the three months and six months ended June 30, 2020, professional fees were approximately $510,000 and $826,000, respectively. Total other general and administrative costs, for the three months and six months ended June 30, 2019, professional fees were approximately $369,000 and $536,000, respectively. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs.

The Company anticipates that the other general and administrative expenses will increase during the second and third quarter, 2020 as the professional fees are expensed in relation to the filing of the S-1 and completing the Rights Offering during the third quarter of 2020. Outside of the aforementioned one-time costs, the Company believes other general and administrative expenses will continue at a comparable rate in the future and include the continued costs of operating as a public company.

Research and Development

For the three months and six months ended June 30, 2020, the Company incurred approximately $200,000 and $950,000 in research and development expenses, respectively. For the three months and six months ended June 30, 2019, the Company did not incur research and development expenses. The expense was in connection with the Rion services agreement. An additional $550,000 in expense will be incurred upon the achievement of certain milestones in the services agreement. At this time, the Company is not able to estimate when these milestones will occur.

Advertising

For the three and six months ended June 30, 2020, the Company had approximately $26,000 and $171,000 respectively, in advertising costs. For the three and six months ended June 30, 2019, the Company had approximately $1,585,000 and $2,720,000 respectively, in advertising costs. The decrease is attributable mainly to the Company determining that its marketing channels were not yielding the expected results for promoting the Company’s Biosciences division. The Company expects advertising costs to increase back to first quarter 2020 levels over the remainder of the year as the Company begins to advertise again now that the LHI clinics are back in operation.

Depreciation and Amortization

For the three and six months ended June 30, 2020 the Company recognized approximately $17,000 and $39,000 respectively, in depreciation and amortization expense. For the three and six months ended June 30, 2019 the Company recognized approximately $209,000 and $420,000 respectively, in depreciation and amortization expense. The decrease is mainly attributable to amortization expense declining from $184,000 and $368,000 in the three and six months ended June 30, 2019, respectively to $0 in the three months and six months ended June 30, 2020 due to the complete write-off of intangibles at fiscal year-end 2019.

Other Income (Expense)

Interest expense for the three months and six months ended June 30, 2020 was approximately $363,000 and $419,000, respectively. Interest expense for the three months and six months ended June 30, 2019 was approximately $87,000 and $179,000 respectively. The increase is attributable to the bridge loan financing that the Company received in April 2020.

The change in fair value of redemption put liability for the three and six months ended June 30, 2020 was ($19,000) and $175,000, respectively. There was no change in fair value of redemption put liability for the three and six months ended June 30, 2019. The change in fair value of the derivative liability - warrants for the three and six months ended June 30, 2020 was approximately $3,057,000 and $2,882,000 respectively. There was no change in fair value of the derivative liability - warrants for the three and six months ended June 30, 2019. The redemption put liability is related to the Series D Convertible Preferred Stock financing in the fourth quarter 2019. The Series B Convertible Preferred Stock’s derivative liability-warrants was recorded as a measurement period adjustment to the purchase price allocation related to the Merger in the third quarter of 2019.

Departure of Directors and Certain Officers, Election of Directors, Appointment of New Board Members and Officers.

On February 29, 2020, the Company accepted the resignations of Briley Cienkosz, Chief Marketing Officer and Gary Mancini, Chief Relationship Officer for personal reasons and not as a result of any disputes or disagreements.

On May 7, 2020, William Horne, the Company’s CEO and Chairman tendered his resignation as CEO effective when the Company finds a suitable replacement with more FDA experience. Until such successor is retained, Mr. Horne will remain as the CEO. Mr. Horne’s resignation does not pertain to his position as Chairman of the Board or as a Director. The resignation was not as a result of any disagreement with the Company or its policies and practices.

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

Going Concern

The Company incurred net losses of approximately $6,432,000 and $8,849,000 for the three months and six months ended June 30, 2020, respectively. The Company incurred net losses of approximately $5,297,000 and $8,992,000 for the three months and six months ended June 30, 2019, respectively.

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

Debt

On April 17, 2020, the Company entered into the April SPA with the Purchasers pursuant to which the Company received an aggregate of $2,842,695 in gross proceeds through the sale to the Purchasers of the April Secured Notes and April Warrants to purchase shares of common stock of the Company in the April Offering. After taking into account subsequent closings occurring after April 17, 2020, an aggregate of thirty-three Purchasers participated in the April Offering by purchasing April Secured Notes and April Warrants. The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes in an aggregate principal amount of $2,842,695. As part of the April Offering, the Notes previously issued by the Company to the Investor on March 27, 2020 and April 9, 2020 were amended and superseded by an April Secured Note in the amount of $1,000,000 issued to the Investor. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal balance of $424,615 as of March 31, 2020 and December 31, 2019. The amendment to the Hawes Note among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Hawes Note is expected to convert into shares of preferred stock of the Company offered for purchase at the Qualified Financing at the closing of the Qualified Financing.

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

The Company recently commenced a rights offering whereby each shareholder of record on July 28, 2020 shall receive the right to purchase three (3) shares of Series A Preferred Stock for each share of common stock owned at a purchase price of $0.014 per Series A Preferred Share. The rights offering is for up to $5,129,856 While there can be no assurance as to the total amount of proceeds that will be raised in the rights offering, the rights offering will result in gross proceeds of at least $2,842,695 as a result of backstop agreements entered into with existing investors in the Company.

Cash activity for the six months ended June 30, 2020 and 2019 is summarized as follows:

Working Capital Deficit

	As Of
	June 30, 2020	December 31, 2019
Current Assets	$1,979,000	$2,275,000
Current Liabilities	4,227,000	5,774,000
Working Capital Deficit	$2,248,000	$3,499,000

Cash Flows

Cash activity for the six months ended June 31, 2020 and 2019 is summarized as follows:

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(4,335,024)	$(6,361,331)
Cash used in investing activities	—	(385,677)
Cash provided by financing activities	4,740,840	6,977,448
Net (decrease) increase in cash	$405,816	$230,440

As of June 30, 2020, the Company had approximately $1,830,000 of cash on hand.

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

Our Chief Executive Officer (our “CEO”) and our Chief Financial Officer (our “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2020. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, we determined that control deficiencies existed that constituted material weaknesses:

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

In light of the conclusion that our internal disclosure controls were ineffective as of June 30, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2020, the Company received proceeds of $100,000 and issued 2,449 of preferred stock at a price of $40.617 per share, and a ten-year warrant to purchase 244,996 shares of common stock at an exercise price of $0.75 per share.

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

Date: August 14, 2020

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

