Form 10-Q
period 2020-09-30
H-CYTE, INC.
filed 2020-11-13
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

[  ] Yes [X] No

As of November 10, 2020, 124,416,166 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2020	December 31, 2019
Assets

Current Assets
Cash	$3,437,247	$1,424,096
Accounts receivable	2,500	22,667
Other receivables	2,301	18,673
Prepaid expenses	114,415	810,143
Total Current Assets	3,556,463	2,275,579

Right -of-use asset	373,121	738,453
Property and equipment, net	152,541	219,703
Other assets	25,381	36,877
Total Assets	$4,107,506	$3,270,612

Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)

Current Liabilities
Interest payable	$6,267	$53,198
Accounts payable	1,248,132	1,485,542
Accrued liabilities	303,778	324,984
Other current liabilities	159,501	175,181
Short-term notes, related parties	-	1,635,000
Short-term convertible notes payable	-	424,615
Notes payable, current portion	67,444	66,836
PPP Loan, current portion	355,839	-
Dividend payable	-	108,641
Deferred revenue	636,781	1,046,156
Lease liability, current portion	247,552	453,734
Total Current Liabilities	3,025,294	5,773,887

Long-term Liabilities
Lease liability, net of current portion	143,258	302,175
Notes payable, net of current portion	-	11,545
PPP Loan, net of current portion	453,243	-
Derivative liability - warrants	-	315,855
Redemption put liability	-	267,399
Total Long-term Liabilities	596,501	896,974

Total Liabilities	3,621,795	6,670,861

Commitments and Contingencies

Mezzanine Equity
Series D Convertible Preferred stock - $.001 par value: 238,871 shares authorized with 0 and 146,998 issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	-	6,060,493
Total Mezzanine Equity	-	6,060,493

Stockholders’ Equity (Deficit)
Series A Preferred Stock - $.001 par value; 800,000,000 shares authorized, 542,129,440 shares issued and outstanding at September 30, 2020 and 0 shares issued and outstanding at December 31, 2019, respectively.	542,129	-
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and 6,100 shares issued and outstanding on December 31, 2019, respectively.	-	6
Common stock - $.001 par value: 1,600,000,000 shares authorized, 122,139,433 and 99,768,704 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	122,139	99,769
Additional paid-in capital	42,489,998	28,172,146
Accumulated deficit	(42,298,423)	(37,362,531)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Equity (Deficit)	485,711	(9,460,742)

Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$4,107,506	$3,270,612

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2020	2019	2020	2019
Revenues	$649,892	$2,742,442	$1,686,168	$6,498,404
Cost of Sales	(161,252)	(550,139)	(608,079)	(1,539,104)
Gross Profit	488,640	2,192,303	1,078,089	4,959,300

Operating Expenses
Salaries and related costs	606,294	1,913,845	2,425,094	7,078,531
Other general and administrative	542,317	2,025,980	2,807,350	5,309,791
Research and development	201,658	-	1,151,658	-
Advertising	51,643	1,467,691	222,196	4,188,087
Depreciation and amortization	30,095	211,885	69,447	631,722
Total Operating Expenses	1,432,007	5,619,401	6,675,745	17,208,131

Operating Loss	(943,367)	(3,427,098)	(5,597,656)	(12,248,831)

Other Income (Expense)
Other income (expense)	(34,504)	-	(25,182)	8,990
Interest expense	(1,039,349)	(80,092)	(1,458,521)	(259,436)
Change in fair value of redemption put liability	97,997	-	272,705	-
Loss on derivative instrument	-	-	(2,306,121)	-
Gain on extinguishment of debt	-	-	1,300,088	-
Warrant modification expense	-	-	(70,851)	-
Change in fair value of derivative liability - warrants	5,869,102	883,527	2,986,853	883,527
Total Other Income (Expense)	4,893,246	803,435	698,971	633,081

Net Income (Loss)	$3,949,879	$(2,623,663)	$(4,898,685)	$(11,615,750)

Accrued dividends on outstanding Series B Convertible Preferred Stock	7,856	21,000	44,456	66,639
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	-	-	-	404,384
Deemed dividend on Series D Convertible Preferred Stock	36,450	-	277,719	-
Deemed dividend on beneficial conversion features	-	-	-	32,592
Net Income (Loss) attributable to common stockholders	$3,905,573	$(2,644,663)	$(5,220,860)	$(12,119,365)

Net Income (Loss) per share
Basic	$0.03	$(0.03)	$(0.05)	$(0.13)
Diluted	$0.01	$(0.03)	(0.05)	$(0.13)

Weighted average outstanding shares - basic	116,970,322	98,991,805	106,691,185	96,150,811
Weighted average outstanding shares - diluted	664,244,972	98,991,805	106,691,185	96,150,811

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2020

(Unaudited)

Three months ended September 30, 2019 and 2020

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - June 30, 2019 (unaudited)	—	—	7,000	$7	98,886,360	$98,887	$25,705,975	$(13,480,691)	$(370,132)	$11,954,046
Issuance of Common Stock in connection with private placement offering	—	—	—	—	200,000	200	77,164	—	—	77,364
Issuance of warrants in connection with private placement offering	—	—	—	—	—	—	22,636	—	—	22,636
Issuance of Common Stock in exchange for consulting services	—	—	—	—	150,000	150	43,349	—	—	43,499
Derivative liability adjustment	—	—	—	—	—	—	(116,842)	116,842	—	—
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	—	—	106,158	—	—	106,158
Stock based compensation	—	—	—	—	—	—	1,473	—	—	1,473
Dividends payable	—	—	—	—	—	—	(21,000)	—	—	(21,000)
Net loss	—	—	—	—	—	—	—	(2,623,663)	—	(2,623,663)
Balance September 30, 2019 (unaudited)	—	$-	7,000	$7	99,236,360	$99,237	$25,818,913	$(15,987,512)	$(370,132)	$9,560,513

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - June 30, 2020 (unaudited)	—	$-	6,100	$6	104,246,357	$104,246	$27,761,076	$(46,248,302)	$(370,132)	$(18,753,106)
Conversion of Series B Preferred Stock to Common Stock	—	—	(6,100)	(6)	2,119,713	2,120	150,983	—	—	153,097
Accrued dividends on Series B Preferred Stock	—	—	—	—	—	—	(7,856)	—	—	(7,856)
Deemed dividend on Series D Preferred Stock	—	—	—	—	—	—	(36,450)	—	—	(36,450)
Conversion of Short-term convertible notes to Preferred Stock	287,984,337	287,984	—	—	—	—	4,751,484	—	—	5,039,468
Conversion of related party warrants to equity	—	—	—	—	—	—	107,123	—	—	107,123
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	15,773,363	15,773	6,422,441	—	—	6,438,214
Reclassification of Series B warrants to Common Stock	—	—	—	—	—	—	73,805	—	—	73,805
Reclassification of Series D warrants to Common Stock	—	—	—	—	—	—	337,400	—	—	337,400
Issuance of Series A Preferred Stock in Rights Offering	218,285,024	218,285	—	—	—	—	2,517,451	—	—	2,735,736
Conversion of Short-term related party convertible notes to Preferred Stock	35,860,079	35,860	—	—	—	—	412,541	—	—	448,401
Net Income	—	—	—	—	—	—	—	3,949,879	—	3,949,879
Balance - September 30, 2020 (unaudited)	542,129,440	$542,129	—	$-	122,139,433	$122,139	$42,489,998	$(42,298,423)	$(370,132)	$485,711

Nine months ended September 30, 2019 and 2020

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - December 31, 2018 (audited)	—	$-	—	—	33,661,388	33,661	3,566,339	(9,296,408)	(370,132)	$(6,066,540)
Purchase accounting entries due to the purchase transaction	—	—	9,250	9	24,717,217	24,717	12,657,182	—	—	12,681,908
Adjustment for assets and liabilities not included purchase transaction	—	—	—	—	—	—	—	5,244,780	—	5,244,780
Issuance of Common Stock in connection with private placement offering	—	—	—	—	17,700,000	17,700	4,402,087	—	—	4,419,787
Issuance of warrants in connection with private placement offering	—	—	—	—	—	—	2,663,797	—	—	2,663,797
Issuance of Common Stock pursuant to conversion of short-term debt	—	—	—	—	500,000	500	125,437	—	—	125,937
Issuance of warrants pursuant to conversion of short-term debt	—	—	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares	—	—	—	—	17,263,889	17,264	(17,264)	—	—	—
Issuance of Common Stock pursuant to conversion of convertible short-term debt	—	—	—	—	250,000	250	99,750	—	—	100,000
Conversion of Series B Preferred Stock and accrued dividends	—	—	(2,250)	(2)	604,167	605	(603)	—	—	—
Issuance of Common Stock to pay accrued interest on convertible short-term debt	—	—	—	—	1,667	2	665	—	—	667
Series B Stock accrued dividend	—	—	—	—	32,313	32	12,894	—	—	12,926
Issuance of Common Stock in exchange for consulting fees incurred	—	—	—	—	280,085	280	95,254	—	—	95,534
Adjustment of exercise price on convertible debt	—	—	—	—	—	—	287,542	(287,542)	—	—
Beneficial conversion of Series B Preferred Stock	—	—	—	—	—	—	32,592	(32,592)	—	—
Issuance of Common Stock per restricted stock award to executive	—	—	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	—	—	106,158	—	—	106,158
Stock based compensation	—	—	—	—	—	—	93,632	—	—	93,632
Dividends payable	—	—	—	—	—	—	(66,639)	—	—	(66,639)
Net loss	—	—	—	—	—	—	—	(11,615,750)	—	(11,615,750)
Balance - September 30, 2019 (unaudited)	—	$-	$7,000	$7	99,236,360	$99,237	$25,818,913	$(15,987,512)	$(370,132)	$9,560,513

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance - December 31, 2019 (audited)	—	$—	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,743)
Accrued dividends on Series B Preferred Stock	—	—	—	—	—	—	(44,456)	—	—	$(44,456)
Adjustment of exercise price on certain warrants	—	—	—	—	—	—	(438,913)	—	—	(438,913)
Reclassification of Series B warrants to equity	—	—	—	—	—	—	73,805	—	—	73,805
Reclassification of Series D warrants to equity	—	—	—	—	—	—	337,400	—	—	337,400
Conversion of Series B Preferred Stock	—	—	(6,100)	(6)	2,119,713	2,120	150,983		—	153,097
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	15,773,363	15,773	6,422,441	—	—	6,438,214
Conversion of Short-term related party convertible notes to Preferred Stock	35,860,079	35,860	—	—	—	—	412,541	—	—	448,401
Issuance of Common Stock in connection with extinguishment of short term notes, related parties	—	—	—	—	4,368,278	4,368	214,046	—	—	218,414
Deemed dividend on Series D Preferred Stock	—	—	—	—	—	—	(277,719)	—	—	(277,719)
Deemed dividend on Series D Preferred Stock at issuance	—	—	—	—	—	—	—	(37,207)	—	(37,207)
Conversion of related party warrants to equity	—	—	—	—	—	—	107,123	—	—	107,123
Issuance of Common Stock in exchange for consulting fees incurred	—	—	—	—	109,375	109	34,891	—	—	35,000
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	—	—	—	—	—	—	31,902	—	—	31,902
Conversion of short-term convertible notes to Preferred Stock	287,984,337	287,984	—	—	—	—	4,751,484	—	—	5,039,468
Issuance of warrants pursuant to extension of convertible short-term notes	—	—	—	—	—	—	17,636	—	—	17,636
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	—	—	6,595	—	—	6,595
Issuance of Series A Preferred Stock in Rights Offering	218,285,024	218,285	—	—	—	—	2,517,451	—	—	2,735,736
Stock based compensation	—	—	—	—	—	—	643	—	—	643
Net loss	—	—	—	—	—	—	—	(4,898,685)	—	(4,898,685)
Balance - September 30, 2020 (unaudited)	542,129,440	$542,129	—	$-	122,139,433	$122,139	$42,489,998	$(42,298,423)	$(370,132)	$485,711

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(4,898,685)	$(11,615,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,447	631,722
Amortization of debt discount	1,395,007	151,881
Interest and penalties on extension of short-term convertible notes	--	124,615
Stock-based compensation	643	1,783,886
Loss on write-off of inventory	--	5,205
Common stock issued for consulting services	35,000	95,533
Change in fair value adjustment of derivative liability - warrants	(2,986,853)	(883,527)
Change in fair value of redemption put liability	(272,705)	--
Change in fair value of Derivative Liability - Day one derivative loss	2,306,121
Issuance of warrants to extend convertible debt	17,636	106,158
Bad Debt Expense	--	60,112
Issuance of warrants to extend short-term debt	6,595
Gain on conversion of short-term notes, related party	(1,300,088)	--
Warrant modification expenses	70,851
Changes in operating assets and liabilities, net of purchase transaction :
Accounts receivable	20,167	63,707
Other receivables	16,372	(28,724)
Prepaid expenses and other assets	707,457	(140,304)
Interest payable	35,565	(25,381)
Accounts payable	(237,419)	486,196
Accrued liabilities	(21,206)	(102,099)
Other current liabilities	(15,680)	354,340
Dividend payable	-	(12,928)
Deferred revenue	(409,375)	1,038,594

Net Cash Used in Operating Activities	(5,461,140)	(7,906,764)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,285)	(17,238)
Purchase of business, net of cash acquired	--	(302,710)
Net assets not included in purchase transaction	--	(69,629)
Net Cash Used in Investing Activities	(2,285)	(389,577)

Cash Flows from Financing Activities
Payments on short-term related party notes	--	(180,000)
Proceeds from short-term related party notes	--	1,250,000
Payment of dividends	--	(6,136)
Proceeds from debt obligations	809,082	277,519
Payment on debt obligations	(10,937)	(130,377)
Proceeds from issuance of common stock	--	4,419,787
Proceeds from issuance of warrants	3,842,695	2,663,797
Proceeds from shareholder contributions	--	300,000
Proceeds from issuance of Preferred Stock Series D	100,000	--
Proceeds from issuance Preferred Stock Series A, net of issuance costs	2,735,736	--
Net Cash Provided by Financing Activities	7,476,576	8,594,590

Net Increase in Cash	2,013,151	298,249

Cash - Beginning of period	1,424,096	69,628

Cash - End of period	$3,437,247	$367,877

Supplementary Cash Flow Information
Cash paid for interest	$17,066	$132,937

Non-cash investing and financing activities
Commons stock issued to pay accrued dividends	$--	$12,928
Deemed Dividend on Series D Convertible Preferred Stock	$314,926	$436,976
Conversion of debt obligations to Common Stock	$--	$225,937
Conversion of Series D Preferred Stock to Common Stock	$6,438,214	$--
Conversion of related party (Horne) warrants to equity	$107,123	$--
Reclassification of Series B warrants to equity	$73,805	$--
Reclassification of Series D warrants to equity	$337,400	$--
Issuance of Common Stock in exchange for consulting fees	$35,000	$--
Conversion of debt obligations to warrants	$--	$74,063
Issuance of warrants to extend short-term debt	$6,595	$106,158
Issuance of warrants pursuant to extension of convertible short-term notes	$17,636	$--
Conversion of Series B Preferred Stock to Common Stock	$153,097	$--
Conversion of short-term related party notes payable to Common Stock	$--	$114,000
Conversion of short-term related party convertible notes to Preferred Stock	$412,541	$--
Conversion of short-term convertible notes to Preferred Stock	$4,751,484	$--
Conversion of note and accrued interest to Common Stock and warrants	$--	$607
Interest and penalties on extension of short-term convertible notes	$--	$253,607
Dividends accrued on Series B Preferred Stock	$44,456	$66,639
Adjustment of exercise price on convertible debt	$438,913	$--
Issuance of Common Stock in connection with extinguishment of short-term notes, related parties	$218,414	$--
Issuance of Warrants in connection with Series D Convertible Preferred Stock	$31,902	$--

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

The results of operations for the interim period ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K. For further discussion of the Company’s significant accounting policies, refer to Note 3 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Certain reclassifications have been made to amounts previously reported and some disclosures for prior periods have been added to conform to the current period presentation.

Note 3 - Liquidity, Going Concern and Management’s Plans

The corona virus outbreak (COVID-19) has adversely affected the Company’s financial condition and results of operations. In the first quarter of 2020, the Company took steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through mid-July 2020. The Company also made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees, and to cease operations at the LHI clinics located in Tampa, Scottsdale, Pittsburgh, Nashville, and Dallas. The Company resumed operations in July at the Tampa and Nashville clinics, in August at the Scottsdale clinic, and in September at the Pittsburgh clinic. The Pittsburgh clinic re-opening was temporary in September as it ceased operations permanently at the end of October 2020. The Dallas clinic did not re-open and will be closed permanently.

The Company reported net income of approximately $3,950,000 and a net loss of approximately $4,899,000 for the three and nine months ended September 30, 2020, and a net loss of $2,624,000 and $11,616,000 for the three and nine months ended September 30, 2019, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s revenue-generating activities were suspended until July. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company will incur losses until sufficient revenue is attained utilizing the infusion of capital resources to expand marketing and sales initiatives along with the development of a L-CYTE-01 protocol and taking that protocol through the FDA process. Due to COVID-19, the Company was unable to perform treatments from March 23, 2020 until July 2020. The Company contacted its patients that were scheduled to have treatments completed, both first time patients and recurring patients, and have rescheduled many of these patients now that the Company is operational. There is no guarantee that the Company will be able to continue to treat patients due to the coronavirus outbreak; as such, the Company cannot estimate if it will be safe to continue to treat patients and generate revenue. The Company’s third quarter 2020 revenue was approximately $650,000 compared to first quarter 2020 revenue of approximately $1,017,000. The Company’s future quarters’ revenue is dependent upon being able to continue to treat patients in the LHI clinics. The Company will continue to focus on its goal of taking the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases.

With the Company’s revenue-generating activities resuming during the third quarter at a significantly reduced volume, and the uncertainty around the COVID-19 outbreak, the Company will need to raise cash from debt and/or equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

Note Purchase Agreement

On April 17, 2020, and in subsequent April closings, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with thirty three investors (the “Purchasers”) pursuant to which the Company received an aggregate of $2,842,695 in gross proceeds through the sale to the Purchasers of Secured Convertible Promissory Notes (the “April Secured Notes”) and warrants (the “April Warrants”) to purchase shares of common stock of the Company (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes to Purchasers in an aggregate principal amount of $3,842,695. This sum included the issuance by the Company to the Investor of an April Secured Note in the amount of $1,000,000 to amend and supersede the A&R Note previously issued by the Company to the Investor on April 9, 2020. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal amount of $424,615 as of March 31, 2020 and December 31, 2019. The amendment to the Hawes Note, eliminated the requirement that the Company make monthly payments of accrued interest.

As part of the April Offering, the holders of certain existing warrants issued by the Company, which contained anti-dilution price protection, entered into agreements terminating all anti-dilution price protection in their warrants. The Company implemented a one-time reduction of the exercise price of such warrants to be equal to the price per share of preferred stock totaling $0.014 per share for the Qualified Financing. The Qualified Financing closed on September 11, 2020 triggering the reset of certain existing warrants to $0.014 per share and the conversion of the April Secured Notes plus accrued interest into 287,984,337 Preferred A shares. The Company also converted the Hawes notes plus accrued interest into 35,860,079 shares of Preferred A shares upon the closing of the Qualified Financing.

Short-term notes, related parties

On March 27, 2020, the Company issued a demand note (the “Note”) in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the Note to reflect a new principal amount of $1,000,000 (the “A&R Note”). The A&R Note bears simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. As discussed further above in “Note Purchase Agreement”, this A&R Note was further amended and superseded by an April Secured Note in the amount of $1,000,000 issued by the Company to the Investor. As explained above, the A&R Note was converted to Series A Preferred stock on September 11, 2020, the closing date of the Qualified Financing.

The short-term notes with related parties were issued by the Company during 2019, and as of March 31, 2020 consisted of five loans totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne for working capital purposes. The loans bore interest rates ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans were repaid and 840,000 warrants were issued at an exercise price of $0.75 per share. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant has an exercise price equal to the price per share at which securities were offered to investors for purchase at the Qualified Financing totaling $0.014 and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Qualified Financing and (y) November 1, 2020. The Qualified Financing closed on September 11, 2020.

Rights Offering (Qualified Financing)

The Company established July 28, 2020 as the Record Date for purposes of establishing a date for the Company’s rights offering whereby each holder of the Company’s Common stock on the Record Date will be entitled to three subscription rights, each to purchase one share of Series A Preferred Stock.

As mentioned below, the Company entered into a standby purchase agreement with certain creditors who had previously purchased secured convertible notes and warrants, pursuant to which such creditors agreed (a) not to exercise any subscription rights they may receive as stockholders of the Company in the registered rights offering (described below) and (b) instead to purchase any Series A preferred stock corresponding to the unexercised rights in the rights offering up to an aggregate amount of approximately $2.8 million at the same subscription price. The amounts due under the standby purchase agreements became calculable and payable upon the expiration of the rights offering as set forth below.

On September 11, 2020, the registered rights offering (Registration No. 333-239629) of the Company expired. Pursuant to the rights offering, on September 24, 2020, the Company issued (i) 15,235,381 shares of its Series A preferred stock at a price of $0.014 per share to holders of its common stock who validly exercised their subscription rights prior to the expiration time and (ii) 203,049,643 shares of its Series A preferred stock to the standby purchasers as part of the standby commitment. The rights offering, including the standby component, resulted in gross proceeds to the Company of $3,055,985 excluding issuance costs of approximately $320,000. While the rights offering expired on September 11, 2020, it was not consummated until September 24, 2020 while logistical closing conditions including the calculation and clearance of funds were being processed.

In addition, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A preferred stock to the holders of outstanding promissory notes in the aggregate principal amount, accrued interest, and conversion of certain warrants totaling $5,487,869. The notes were converted pursuant to mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act.

The Company had cash on hand of approximately $3,437,000 as of September 30, 2020 and $2,481,000, as of November 12, 2020. The Company’s cash is insufficient to fund its operations over the next year and the Company will need to raise additional capital through debt or equity offerings to continue operations.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. The Company will need to raise additional funds of which there can be no assurance and if the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings or raising equity capital, the Company may be forced to reduce expenses or discontinue operations. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating lease expense and cash flows from operating leases for the three and nine months ending September 30, 2020 totaled approximately $140,000 and $442,000, respectively. Operating lease expense and cash flows from operating leases for the three and nine months ending September 30, 2019 totaled approximately $147,000 and $422,000, respectively. Operating lease expense is included in the “Other general and administrative” section of the unaudited consolidated statement of operations.

Supplemental balance sheet and other information related to operating leases are as follows:

	September 30, 2020	December 31, 2019

Operating leases right-of-use assets	$373,121	$738,453
Lease liability, current portion	247,552	453,734
Lease liability, net of current portion	143,258	302,175
Total operating lease liabilities	$390,810	$755,909
Weighted average remaining lease term	1.67 years	2.25 years
Weighted average discount rate	7.75%	7.75%

Future maturities of operating lease liabilities as of September 30, 2020 are as follows:

Operating leases

Remainder of 2020	$116,000
2021	221,000
2022	103,000
2023	69,000
Total lease payments	509,000
Less: Interest	(118,190)
Total lease liability	$390,810

The Company leases corporate office space in Tampa, FL and Atlanta, GA. The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. The Dallas, TX lease expired on July 31, 2020 and the Pittsburgh, PA lease is set to expire on October 31, 2020. The other locations have various expiration dates through August 31, 2023.

Note 6 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	September 30, 2020	December 31, 2019
Furniture and fixtures	5-7 years	$231,222	$231,222
Computers and software	3-7 years	246,323	244,039
Leasehold improvements	15 years	157,107	157,107
		634,652	632,368
Less: accumulated depreciation		(482,111)	(412,665)

Total		$152,541	$219,703

Depreciation expense was approximately $30,000 and $69,000 for the three and nine months ended September 30, 2020. Depreciation expense was approximately $28,000 and $80,000  for the three and nine months ended September 30, 2019, respectively. The Company uses the straight-line depreciation method to calculate depreciation expense.

Note 7 - Intangible Assets And Goodwill

The Company’s intangible assets are patents and related proprietary technology for the DenerveX System for which an impairment charge was made in the fourth quarter of 2019 writing off this asset as of December 31, 2019.

For the three and nine months ended September 30, 2020, there was no amortization expense. For the three and nine months ended September 30, 2019, total amortization expense related to acquisition-related intangible assets was $184,000 and $552,000, respectively, and is included in operating expense in the accompanying consolidated statements of operations.

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired in the Merger. As of December 31, 2019, the Company’s goodwill balance was determined to be impaired as of the balance sheet date and as a result, the Company recorded a goodwill impairment charge writing off the goodwill balance.

Note 8 – Related Party Transactions

Consulting Expense

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair to $2,500. For the three and nine months ended September 30, 2020, the Company expensed approximately $17,500, and $65,000 in compensation to Mr. Monteleone, respectively. For the three months and nine months ended September 30, 2019, the Company expensed approximately $35,000 and $90,000 in compensation to Mr. Monteleone, respectively.

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For the three and nine months ended September 30, 2020, the Company had no consulting fees expense for St. Louis Family Office. For the three and nine months ended September 30, 2019, the Company expensed approximately $0 and $71,000 respectively in consulting fees to St. Louis Family Office.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. A close family member of the Company’s CEO is a partner in Strategos. The monthly fee started at $4,500 and increased to approximately $7,500 per month. Strategos provided information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by LHI, advocated for legislation that supports policies beneficial to patient access and opposed any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. The Company terminated this agreement in March 2020. For the three and nine months ended September 30, 2020, the Company expensed approximately $0 and $15,000, respectively. For the three and nine months ended September 30, 2019, the Company expensed approximately $23,000 and $49,000, respectively.

Officers and Board Members and Related Expenses

In connection with the April Offering, the Company’s CEO, William Horne, entered into an amendment letter to his employment agreement which provides that his salary will be reduced to $0 per month. This agreement was amended on July 29, 2020 to provide that Mr. Horne will receive a monthly base salary of $12,500 effective on June 1, 2020 and that his base salary will increase to $20,833 per month upon the first day of the month when the Company completes a Qualified Financing. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 (the “Deferred Salary”) until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such Deferred Salary. On September 29, 2020, Mr. William Horne resigned as the Company’s Chief Executive Officer and President but will remain Chairman of the Board of Directors.

For the three and nine months ended September 30, 2020, the Company paid no Board of Director fees to Michael Yurkowsky or to Raymond Monteleone. For the three and nine months ended September 30, 2019, the Company paid $0 and $10,000, respectively, in Board of Director fees to Michael Yurkowsky and to Raymond Monteleone.

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

Common Stock Issuance

On January 8, 2019, the Company entered into a securities purchase agreement (the “SPA”) with four purchasers (the “Purchasers”) pursuant to which the four Purchasers invested in the Company an aggregate amount of $2,000,000, with $1,800,000 in cash and $200,000 by cancellation of debt as explained below, in exchange for forty units (the “Units”), each consisting of a convertible note (the “Convertible Note”) with the principal amount of $50,000 and a warrant (the “Warrant”) to purchase common stock (the “common stock”) of the Company at a purchase price of $0.75 per share. For further discussion of the SPA, refer to Note 9 - “Equity Transactions” to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K is incorporated by reference herein.

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

On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities were offered to investors for purchase at the Qualified Financing, which was $0.014, and is exercisable beginning on the day immediately following the closing of the Qualified Financing. The relative fair value allocation between common stock and warrants for the Horne Management, LLC notes is approximately $218,000 to common stock and approximately $199,000 to warrants.

On July 28, 2020, the Company issued an aggregate of 17,893,076 shares of its common stock upon the conversion of all of its issued and outstanding Series B and Series D Preferred Stock (the “Preferred Stock”) and accumulated dividends. The Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Series D Preferred Stock as set forth in the Certificate of Designations for the Series D Preferred Stock.

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

Series A Preferred Stock

On September 11, 2020, the registered rights offering (Registration No. 333-239629) of the Company expired. Pursuant to the rights offering, on September 24, 2020, the Company issued (i) 15,235,381 shares of its Series A preferred stock at a price of $0.014 per share to holders of its common stock who validly exercised their subscription rights prior to the expiration time and (ii) 203,049,643 shares of its Series A preferred stock to the standby purchasers as part of the standby commitment. The rights offering, including the standby component, resulted in gross proceeds to the Company of $3,055,985. While the rights offering expired on September 11, 2020, it was not consummated until September 24, 2020 while logistical closing conditions including the calculation and clearance of funds were being processed.

In addition, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A preferred stock to the holders of outstanding promissory notes in the aggregate principal amount, accrued interest, and conversion of certain warrants totaling $5,487,869. The notes were converted pursuant to mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act.

Voting Rights

Holders of Series A Preferred Stock (“Series A Holders”) have the right to receive notice of any meeting of holders of common stock or Series A Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series A Preferred Stock. Each Series A Holder shall vote on each matter submitted to them with the holders of common stock.

Conversion

Series A Preferred Stock converts to common stock at a 1:1 ratio immediately upon request of the Series A Holder.

Liquidation

Series A Preferred Stock does not have preferential treatment over common stock shareholders if the Company liquidates or dissolves.

Series B Preferred Stock

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

On July 28, 2020, the Company issued an aggregate of 2,119,713 shares of its common stock upon the conversion of all of its issued and outstanding Series B Preferred Stock (the “Preferred B Stock”). The Preferred B Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Preferred B Stock as set forth in the Certificate of Designations for the Preferred B Stock.

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

On September 24, 2020, the Company issued an aggregate of 323,844,416 Preferred A shares to holders of outstanding promissory notes in the aggregate principal amount, accrued interest, and conversion of certain warrants totaling $5,487,869. The notes were converted pursuant to a mandatory conversion feature triggered by the closing of a Qualified Financing. (See footnote 11)

Stock-Based Compensation Plan

The Company utilizes the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that the stock-based compensation awards are expected to be outstanding.

Stock Option Activity

For the three and nine months ended September 30, 2020, the Company recognized approximately $0 and $1,000, respectively, as compensation expense with respect to vested stock options. For the three and nine months ended September 30, 2019, the Company recognized approximately $1,500 and $94,000, respectively, as compensation expense with respect to vested stock options. Since these stock options were assumed on January 8, 2019 as part of the Merger, there were no historical costs related to this prior to January 8, 2019. The expense for the nine months ended September 30, 2019 is primarily related to an option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement. These options were immediately vested upon issuance.

As of September 30, 2020, all outstanding stock options were fully vested, and related compensation expense recognized.

The following is a summary of stock option activity for the nine months ending September 30, 2019 and September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	—	—
Assumed with the RMS merger transaction	557,282	$2.78	6.06
Granted	250,000	0.40	9.27
Expired/Cancelled	(289,774)	2.46	—
Outstanding at September 30, 2019	517,508	$1.81	7.62
Exercisable at September 30, 2019	508,007	$1.81	7.62

Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	—	—	—
Expired/Cancelled	(15,000)	1.35	—
Outstanding and exercisable at September 30, 2020	410,000	$1.39	6.98

Non-Controlling Interest

For the nine months ended September 30, 2020 and 2019, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities which own their respective clinics; however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management agreement. Based on these agreements, the Company (RMS and RMS Management and now H-CYTE) has the responsibility to run and make decisions on behalf of the clinics, except for medical care and procedures. Beginning in January 2018, the Company adopted the policy for all of the VIEs that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income each month for each VIE to a net of zero. Due to this change in policy, there was no change in the non-controlling interest for the nine months ended September 30, 2020 or 2019 related to the net income (loss) as it was $0 each month through the management fee charged by the Company.

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

For the three months ended September 30, 2020, the dilutive securities result from the potential conversion of outstanding Series A Preferred Shares and warrants of approximately 547,274,650 shares of common stock to be issued upon conversion of certain warrants and Series A Preferred. For the nine month period ended September 30, 2020, there is no difference between the basic and diluted net loss per share: 413,131,562 warrants and 410,000 common stock options outstanding were considered anti-dilutive and excluded. For the three and nine month periods ended September 30, 2019, there is no difference between the basic and diluted net loss per share: 32,756,180 warrants and 517,508 common stock options outstanding were considered anti-dilutive and were excluded.

Note 10 – Commitments & Contingencies

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2020, the Company had no litigation matters which required any accrual or disclosure.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, LI Scottsdale, and LI Tampa. For the three and nine months ended September 30, 2020 payments totaling approximately $0 and $22,000, respectively, were made to these physicians’ legal entities. For the three and nine months ended September 30, 2019 payments totaling approximately $36,000 and $107,000, respectively, were made to these physicians’ legal entities. Due to the Company ceasing operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, LI Scottsdale, and LI Tampa, the guaranteed payments for these clinics were suspended until operations recommenced in July 2020. The payments to the LI Dallas physician ceased in March 2020 as LI Dallas was permanently closed.

Manufacturer Liability Dispute

The Company selected an FDA registered contract manufacturer, to manufacture the DenerveX product. In 2019, the Company became aware of events which resulted in the manufacturer not meeting certain contract performance requirements. As a result, the Company is in a dispute with the manufacturer. The Company intends to vigorously defend its position that the manufacturer did not meet its contract performance obligations. The Company believes the likelihood of incurring a material loss regarding the dispute with the manufacturer is reasonably possible but is unable to estimate the amount of the loss based on information available at this time. As such, the Company has not recorded a loss as of September 30, 2020 or December 31, 2019. The Company is not aware of any legal action regarding this matter.

Rion Services Agreement

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new cellular therapy (L-CYTE-01) and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for L-CYTE-01. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of L-CYTE-01. An additional $350,000 in expense is expected to be incurred upon the achievement of certain milestones in the services agreement. At this time, the Company is not able to estimate when these milestones will occur. The Company has expensed $1,150,000 for services provided by Rion in total thus far.

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

The Company also reached an extension with the remaining noteholder which extended the maturity date of the Hawes Notes for one year, until September 30, 2020. The notes had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon renewal of $424,615 as of March 31, 2020 and December 31, 2019. In connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020. The Hawes Notes had a principal balance of $424,615 as of December 31, 2019. The amendment to the Hawes Notes among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Company determined the proper classification of the amendment based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in the present value of cash flows of the modified debt was less than 10% when compared to the present value of the cash flows of the original debt, extinguishment accounting did not apply. The effective interest rate was reassessed resulting in an effective interest rate of 11.90% and interest expense for the three months ended September 30, 2020, of approximately $10,000. The Company converted the Hawes Notes plus accrued interest into 35,860,079 shares of Preferred A shares on September 11, 2020, upon the closing of the Qualified Financing.

Notes Payable

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $67,000 and $78,000 at September 30, 2020 and December 31, 2019. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of $1,000.

On March 27, 2020, the Company issued a demand note (the “Note”) in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the Note to reflect a new principal amount of $1,000,000 (the “A&R Note”). The A&R Note bears simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. As discussed further above in Note 3, this A&R Note was further amended and superseded by an April Secured Note in the amount of $1,000,000 issued by the Company to the Investor. The Company expected this note would be converted to Series A Preferred Stock at a price of $0.014 per share upon the closing of the rights offering although such conversion is subject to certain conditions. The A&R Note was converted to 75,162,429 Preferred A shares on September 11, 2020, the closing date of the Qualified Financing.

The short-term notes with related parties were issued by the Company during 2019, and as of March 31, 2020 consisted of five loans totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne for working capital purposes. The loans bore interest rates ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans were repaid and 840,000 warrants were issued at an exercise price of $0.75 per share. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities were offered to investors for purchase at the Qualified Financing totaling $0.014 and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Qualified Financing and (y) November 1, 2020. The Qualified Financing closed on September 11, 2020. On the date of the transaction, the carrying amount of the note and accrued interest was approximately $1,717,000. The fair value of the Common Stock was valued based on the trading market price on the date of the transaction and the warrants were valued using a Lattice model. The fair value of the Common Stock and warrants issued in the transaction was approximately $218,000 and $199,000, respectively. Since the fair value of the common stock and warrants was less than the carrying amount of the note, the Company recorded a gain on extinguishment of the debt of approximately $1,300,000.

Paycheck Protection Program

On April 29, 2020, the Company issued a promissory note in the principal amount of $809,082 to the Bank of Tampa in connection with a loan in such amount made under the Paycheck Protection Program (“PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum and is payable in eighteen monthly payments of $45,533 beginning on approximately August 14, 2021. The Company elected to use a 24-week Covered Period, per the SBA Paycheck Protection Program guidelines, the Covered Period ended on October 14, 2020.

The Company can apply for loan forgiveness in an amount equal to the sum of the following costs incurred by the Company:

1) payroll costs;

2) any payment of interest on covered mortgage obligations;

3) any payment on a covered rent obligation; and

4) any covered utility payment

The amount forgiven will be calculated (and may be reduced) in accordance with the Paycheck Protection Program criteria set by the SBA. Not more than 40% of the amount forgiven can be attributed to non-payroll costs.

Note 12 – Derivative Liability - Warrants

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020:

Derivative Liability - Warrants

Balance at December 31, 2019	$315,855
Series D Warrant reclass from equity to liability classification	509,764
Warrants issued with modification of Horne Note	198,994
Warrants issued with April 17, 2020 financing	6,148,816
Fair value adjustments	(2,986,853)
Warrant reclassification from liability to equity classification	(4,186,574)
Balance at September 30, 2020	$—

Redemption Put Liability

Balance at December 31, 2019	$267,399
Issuance of Series D Convertible Preferred Stock	5,306
Fair value adjustments	(272,705)
Balance at September 30, 2020	$—

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of September 30, 2020 and December 31, 2019.
(2)	Upon the closing of a Qualified Financing on September 11, 2020, the Derivative Liability- Warrants were reclassed to stockholder’s equity.
(3)	The Series D Preferred Stock was converted into common stock on July 28, 2020 at which time the Derivative Put Liability was no longer applicable, and its fair value as adjusted to zero and the extinguishment was recorded to income.

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

As part of the April 2020 offering, the holders of the Series B Warrants agreed to terminate all anti-dilution price protection in their warrants and adjusted the exercise price to equal the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing. The modification resulted in an increase of approximately $75,000 to the fair value of the derivative liability related to the Series B Warrants. In addition, the Company recorded approximately a change in fair market value of $317,000 to the fair value of the derivative liability before the reclass to equity.

Upon the closing of a Qualified Financing, which occurred on September 11, 2020, the exercise price of the Series B Warrants became fixed at $0.014 and the warrants then met the conditions for equity classification. Consequently, they were revalued as of the date of the Qualified Financing using a Black Scholes valuation technique with the following assumptions: Trading market price - $0.027, estimated exercise price - $0.014, volatility - 260%, risk free rate - 0.13% and an estimated remaining term of 1.33 years. The fair value of the Series B Warrants totaling $73,805 was then reclassed from a derivative liability to stockholders’ equity.

Series D Warrants

In conjunction with the Series D Preferred Financing, the Company originally issued Series D warrants to purchase 14,669,757 shares of Common Stock with an exercise price of $0.75 per share. At inception, the Series D warrants met all the criteria to be classified as equity. As part of the April Offering, the exercise price of the Series D Warrants was reduced to the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing. The modification of the exercise price resulted in the warrants requiring liability classification. The Series D Warrants were measured at fair value before and after the modification, resulting in a fair market value of approximately $510,000 when the warrants were reclassified to a liability on July 28, 2020.

Upon the closing of a Qualified Financing, which occurred on September 11, 2020, the exercise price of the Series D Warrants became fixed at $0.014 and the warrants then met the conditions for equity classification. Consequently, the Series D Warrants were revalued as of the date of the Qualified Financing using a Black Scholes valuation technique with the following assumptions: Trading market price - $0.027, estimated exercise price - $0.014, volatility - 111%, risk free rate - 0.67% and an estimated term of 9.2 years. The fair value of the Series D Warrants totaling $337,400 was then reclassed from a derivative liability to stockholders’ equity.

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

Upon the closing of a Qualified Financing, which occurred on September 11, 2020, the exercise price of the Series D Warrants became fixed at $0.014 and the warrants then met the conditions for equity classification. Consequently, the Horne Warrants were revalued as of the date of the Qualified Financing using a Lattice valuation technique with the following assumptions: Trading market price- $0.027, estimated exercise price- $0.014, volatility- 103%, risk free rate- 0.67% and an estimated term of 10 years. The fair value of the Horne Warrants totaling $107,123 was then reclassed from a derivative liability to stockholders’ equity.

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

The Company received an aggregate of $2,842,695 in gross proceeds through the April Offering and an advance of $1,000,000 (A&R Note) which was converted into an Advance Note on April 17, 2020. The Company expected the price per share at which securities would be offered for purchase in the Qualified Financing to be $0.014 resulting in the assumption there would be approximately 203,050,000 and 142,857,000 shares issuable upon exercise of the Purchaser Warrants and the Converted Advance Warrants, respectively. The warrants were valued using a Lattice model with the following assumptions: Trading market price - $0.05, estimated exercise price - $0.014, volatility - 103%, risk free rate- 0.65% and an estimated term of 10 years. At inception, the estimated fair value of the Purchaser Warrants and the Converted Advance Warrants was approximately $3,279,000 and $2,869,000, respectively for a total of approximately $6,149,000.

Upon the closing of a Qualified Financing which occurred on September 11, 2020, the exercise price of the Purchaser and Converted Advance Warrants became fixed at $0.014 and the Company then had sufficient authorized and unissued shares available to satisfy all their commitments under their equity-linked contracts. There are 212,821,929 and 150,324,857 shares issuable upon exercise of the Purchaser and the Converted Advance Warrants, respectively. The Warrants were revalued as of the date of the Qualified Financing using a Lattice valuation technique with the following assumptions: Trading market price - $0.027, estimated exercise price - $0.014, volatility - 106%, risk free rate - 0.67% and an estimated term of 10 years. The fair value of the Warrants of $3,668,247 was then reclassed from a derivative liability to stockholders’ equity.

When the Company entered into the April Offering and revised the exercise price of their warrants to the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing, they no longer had sufficient authorized and unissued shares available to satisfy all their commitments to issue shares under their equity-linked contracts. The Company adopted the sequencing approach based on the earliest issuance date. Therefore, warrants issued before the April Offering did not require liability classification, while Warrants issued with the April financing, or subsequently, were classified as liabilities until such time the Company has sufficient authorized shares.

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

The derivative liability has been remeasured to fair value at the end of each reporting period and the change in fair value, of approximately $5,869,102 and ($2,986,853), has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2020, respectively. For the three month period ended September 30, 2020, the derivative liability has been remeasured to fair value at September 11, 2020 and then converted to equity due to the Qualified Financing and fixed as all derivative liabilities were converted.

The fair value of the derivative liability included on the consolidated balance sheet was approximately $0 and $316,000 as of September 30, 2020 and December 31, 2019, respectively.

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

Redemption Put Liability

As described in Note 14, the redemption put provision embedded in the Series D financing required bifurcation and measurement at fair value as a derivative. If the redemption put provision is triggered, it allows either payment in cash or the issuance of “Trigger Event Warrants”. Accordingly, the fair value of the Redemption put liability considered management’s estimate of the probability of cash payment versus payment in Trigger Event Warrants and was valued using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision was significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. On July 28, 2020, the Series D Preferred Stock was converted into Common Stock, at which time the redemption put was no longer applicable and the fair value of the redemption put was adjusted to zero.

The fair market value of the redemption put liability at inception was approximately $614,000 which was recorded as a liability and remeasured to fair value at the end of each reporting period. The change in fair value of approximately $98,000 and $273,000 has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2020, respectively. The change in fair value of approximately $0 and $0 has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019, respectively. The fair value of the redemption put liability included on the consolidated balance sheet was approximately $0 and $267,000 as of September 30, 2020 and December 31, 2019, respectively.

Note 13 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the quarters ended September 30, 2020 and September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38	2.60
Issued	17,500,000	0.75	2.84
Outstanding and exercisable at September 30, 2019	29,608,743	$1.00	2.63

Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59
Issued and exercisable	368,325,486	0.015	10.30
Total outstanding at September 30, 2020	413,131,562	0.09	9.79

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	5,000,000	$0.40	$0.75	$0.24	3 years	2.57	115.08
Antidilution provision(1)	1/8/2019	2,023,438	$0.40	$0.40	$0.28	3 years	2.57	115.08
Private placement	1/18/2019	6,000,000	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	1,250,000	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	437,500	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	750,000	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	375,000	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	125,000	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	150,000	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	2,475,000	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	500,000	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	375,000	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	62,500	$0.51	$0.75	$0.31	3 years	2.21	112.79
Private placement	4/4/2019	500,000	$0.48	$0.75	$0.29	3 years	2.29	112.77
Private placement	7/15/2019	200,000	$0.53	$1.00	$0.31	3 years	1.80	115.50
Convertible debt extension	9/18/2019	424,000	$0.40	$0.75	$0.25	3 years	1.72	122.04
Private placement of Series D Convertible Preferred Stock	11/15/2019	14,669,757	$0.28	$0.75	$0.19	10 years	1.84	89.75
Short-term note related party	11/26/2019	400,000	$0.20	$0.75	$0.13	3 years	1.58	144.36
Short-term note, related party	12/30/2019	171,429	$0.14	$0.75	$0.08	3 years	1.59	145.29
Short-term note, related party	1/13/2020	268,571	$0.12	$0.75	$0.07	3 years	1.60	145.76
Private placement of Series D Convertible Preferred Stock	1/17/2020	244,996	$0.15	$0.75	$0.13	10 years	1.84	144.32
Granted for bridge financing	4/8/2020	296,875	$0.05	$0.40	$0.04	3 years	0.34	131.82
Short-term note, related party conversion	4/17/2020	4,368,278	$0.05	$0.014	$0.05	10 years	0.65	102.54
Granted for bridge financing(2)	9/11/2020	363,146,765	$0.05	$0.014	$0.017	10 years	0.65	96.97

(1) The Company had warrants that triggered the required issuance of an additional 2,023,438 warrants as a result of the Company’s capital raise that gave those new investors a $0.40 per share investment price which required the old warrant holders to receive additional warrants since their price was $0.75 per share.

(2) The Company had estimated on April 17, 2020 that the number of warrants to be granted for the bridge financing would be 354,836,286. The bridge financing closed on September 11, 2020 in which an additional 8,310,479 warrants were issued above the original estimate for a total of 363,146,765. The fair market value associated with the additional warrants issued was recorded to the change in fair value of derivative liability – warrants prior to being reclassed to equity.

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

The Company determined that the economic characteristics and risks of the embedded redemption provision were not clearly and closely related to the Series D Shares. The Company assessed the embedded redemption provision further, and determined it met the definition of a derivative and required classification as a derivative liability at fair value. On July 28, 2020, the Series D Shares were converted into shares of the Company’s common stock, at which time the redemption put liability was no longer applicable and its fair value was adjusted to zero.

The redemption put liability as of September 30, 2020 and December 31, 2019, was approximately $0 and $267,000, respectively.

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

For the nine months ended September 30, 2020, the Company recorded $277,719 in deemed dividends on the Series D Convertible Preferred Stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,401,762. All outstanding shares of Series D Convertible Preferred Stock were converted into 15,773,363 shares of Common Stock on July 28, 2020. The conversion was pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations.

Series D CONVERTIBLE Preferred Stock Preferences

Voting Rights

Holders of our Series D Preferred Stock (“Series D Holders”) have the right to receive notice of any meeting of holders of common stock or Series D Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series D Preferred Stock. Each Series D Holder shall vote on each matter submitted to them with the holders of common stock. As of September 30, 2020, there are no shares of Series D Preferred Stock outstanding.

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

Note 15 - Subsequent Events

As of the date of filing, Series A Preferred Stock shareholders converted 2,276,733 Series A Preferred Stock to Common Stock.

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

The corona virus outbreak (COVID-19) has adversely affected the Company’s financial condition and results of operations. In the first quarter of 2020, the Company took steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through mid-July 2020. The Company also made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees, and to cease operations at the LHI clinics located in Tampa, Scottsdale, Pittsburgh, Nashville, and Dallas. The Company resumed operations in July at the Tampa and Nashville clinics, in August at the Scottsdale clinic, and in September at the Pittsburgh clinic. The Pittsburgh clinic re-opening was temporary in September as it ceased operations permanently at the end of October 2020. The Dallas clinic did not re-open and will be closed permanently.

With the Company’s revenue-generating activities resuming during the third quarter at a significantly reduced volume, and the uncertainty around the COVID-19 outbreak, the Company will need to raise cash from debt and/or equity offerings to continue with its efforts to take the L-CYTE-01 protocol to the FDA for treatment of chronic lung diseases. There can be no assurance that the Company will be successful in doing so.

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

Results of Operations - Nine months Ended September 30, 2020 and 2019

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue for the three and nine months ended September 30, 2020 of approximately $650,000 and $1,686,000, respectively. The Company recorded revenue for the three and nine months ended September 30, 2019 of approximately $2,742,000 and $6,498,000, respectively. The decrease in revenue for the three and nine months ended September 30, 2020, as compared to the prior year is attributable to suspending operations of the Biosciences division due to COVID-19 effective March 23, 2020 and not reopening until August and September 2020.

The Company recorded cost of sales for the three and nine ended September 30, 2020 of approximately $161,000 and $608,000, respectively. The Company recorded cost of sales for the three and nine months ended September 30, 2019 of approximately $550,000 and $1,539,000, respectively. The decrease in cost of sales for the three and nine months ended September 30, 2020, as compared to the prior year is attributable to suspending operations of the Biosciences division due to COVID-19 effective March 23, 2020. The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the Biosciences division. Medical supplies are predominantly variable costs and based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments provided, during normal operations, can be handled adequately with the Company’s current level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

For the three and nine months ended September 30, 2020, the Company generated a gross profit totaling approximately $489,000 and $1,078,000, respectively. For the three months and nine months ended September 30, 2019, the Company generated a gross profit totaling approximately $2,192,000 and $4,959,000, respectively. The decrease in gross profit was due to suspending operations of the Biosciences division due to COVID-19 effective March 23, 2020 and not reopening until August and September 2020.

Operating Expenses

Salaries and Related Costs

For the three and nine months ended September 30, 2020 the Company incurred approximately $606,000 and $2,425,000 in salaries and related costs, respectively. For the three and nine months ended September 30, 2019 the Company incurred approximately $1,914,000 and $7,079,000 in salaries and related costs, respectively. The decrease in salaries and related costs for the three months ended September 30, 2020 is mainly attributable to a 40% reduction in clinical and corporate staff due to LHI operations ceasing in March in response to COVID-19. The Company anticipates that salaries and related costs will be fairly consistent going forward as the Company shifts its business model in its pursuit of becoming a leading biomedical services company and due to its recent cost reduction measures effective in March 2020.

Other General and Administrative

For the three and nine months ended September 30, 2020, the Company incurred approximately, $863,000, and $3,128,000 in other general and administrative costs, respectively. For the three and nine months ended September 30, 2019, the Company incurred approximately, $2,026,000, and $5,310,000 in other general and administrative costs, respectively. The decrease is primarily attributable to reduction in operating activities in the DenerveX division.

Of the total other general and administrative costs, for the three and nine months ended September 30, 2020, professional fees were approximately $393,000 and $1,179,000, respectively. Total other general and administrative costs, for the three and nine months ended September 30, 2019, professional fees were approximately $523,000 and $1,379,000, respectively. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs. Other general and administrative expenses will continue at a comparable rate in the future and include the continued costs of operating as a public company.

Research and Development

For the three and nine months ended September 30, 2020, the Company incurred approximately $200,000 and $1,150,000 in research and development expenses, respectively. For the three and nine months ended September 30, 2019, the Company did not incur research and development expenses. The $1,150,000 expense was in connection with the Rion services agreement. An additional $350,000 in expense will be incurred upon the achievement of certain milestones in the services agreement. At this time, the Company is not able to estimate when these milestones will occur.

Advertising

For the three and nine months ended September 30, 2020, the Company had approximately $52,000 and $222,000 respectively, in advertising costs. For the three and nine months ended September 30, 2019, the Company had approximately $1,468,000 and $4,188,000 respectively, in advertising costs. The decrease is attributable mainly to the Company determining that its marketing channels were not yielding the expected results for promoting the Company’s Biosciences division. The Company expects advertising costs to increase back to first quarter 2020 levels over the remainder of the year as the Company begins to advertise again now that the LHI clinics are back in operation.

Depreciation and Amortization

For the three and nine months ended September 30, 2020 the Company recognized approximately $30,000 and $69,000 respectively, in depreciation and amortization expense. For the three and nine months ended September 30, 2019 the Company recognized approximately $212,000 and $632,000 respectively, in depreciation and amortization expense. The decrease is mainly attributable to amortization expense declining from $368,000 and $552,000 in the three and nine months ended September 30, 2019, respectively to $0 in the three months and nine months ended September 30, 2020 due to the complete write-off of intangibles at fiscal year-end 2019.

Other Income (Expense)

Interest expense for the three and nine months ended September 30, 2020 was approximately $1,039,000 and $1,459,000, respectively. Interest expense for the three and nine months ended September 30, 2019 was approximately $80,000 and $259,000, respectively. The increase is attributable to the bridge loan financing that the Company received in April 2020 which converted to Series A Preferred Stock.

The change in fair value of redemption put liability for the three and nine months ended September 30, 2020 was $98,000 and $273,000, respectively. There was no change in fair value of redemption put liability for the three and nine months ended September 30, 2019. The change in fair value of the derivative liability - warrants for the three and nine months ended September 30, 2020 was approximately $5,869,000 and $2,986,000, respectively. The change in fair value of the derivative liability - warrants for the three and nine months ended September 30, 2019 was approximately $884,000 and $884,000, respectively. The redemption put liability is related to the Series D Convertible Preferred Stock financing in the fourth quarter 2019. The Series B Convertible Preferred Stock’s derivative liability-warrants was recorded as a measurement period adjustment to the purchase price allocation related to the Merger in the third quarter of 2019.

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

On September 28, 2020, the Company appointed Robert Greif as its Chief Executive officer and President. Mr. Greif is 55 years old. Prior to joining the Company, Mr. Greif was the Chief Commercial Officer and business development Leader at Atox Bio, Inc. from February 2019 to November 2019. At Atox, Mr. Greif built the North American commercial organization in preparation for the launch of a first-in-class immunomodulatory. Prior to joining Atox, Mr. Greif led the commercial operations of rEvo Biologics, Inc., an orphan disease biotechnology company from May 2011 to February 2019. He also held a variety of business unit and commercial leadership roles at United Health Group Incorporated, Boehringer Ingelheim Group and Sanofi SA. The Company believes that Mr. Greif’s strong track record leading high-growth pharmaceutical and biotech businesses makes him qualified to serve in his role with the Company.

On September 29, 2020, Ann Miller resigned as the Company’s Chief Operating Officer.

On September 29, 2020, Mr. William Horne resigned as the Company’s Chief Executive Officer and President.

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

Going Concern

The Company reported a net income of approximately $3,950,000 and a net loss of approximately $4,899,000 for the three and nine months ended September 30, 2020, respectively. The Company incurred net losses of approximately $2,624,000 and $11,616,000 for the three and nine months ended September 30, 2019, respectively.

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

Debt

On April 17, 2020, the Company entered into the April SPA with the Purchasers pursuant to which the Company received an aggregate of $2,842,695 in gross proceeds through the sale to the Purchasers of the April Secured Notes and April Warrants to purchase shares of common stock of the Company in the April Offering. After taking into account subsequent closings occurring after April 17, 2020, an aggregate of thirty-three Purchasers participated in the April Offering by purchasing April Secured Notes and April Warrants. The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes in an aggregate principal amount of $2,842,695. As part of the April Offering, the Notes previously issued by the Company to the Investor on March 27, 2020 and April 9, 2020 were amended and superseded by an April Secured Note in the amount of $1,000,000 issued to the Investor. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Notes”). The Hawes Notes had a principal balance of $424,615 as of March 31, 2020 and December 31, 2019. The amendment to the Hawes Notes among other things, eliminates the requirement that the Company make monthly payments of accrued interest.

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

On September 11, 2020, the right to participate in the the registered rights offering (Registration No. 333-239629) of the Company expired. Pursuant to the rights offering, on September 24, 2020, the Company issued (i) 15,235,381 shares of its Series A preferred stock at a price of $0.014 per share to holders of its common stock who validly exercised their subscription rights prior to the expiration time and (ii) 203,049,643 shares of its Series A preferred stock to the standby purchasers as part of the standby commitment. The rights offering, including the standby component, resulted in gross proceeds to the Company of $3,055,985. While the rights offering expired on September 11, 2020, it was not consummated until September 24, 2020 while logistical closing conditions including the calculation and clearance of funds were being processed.

In addition, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A preferred stock to the holders of outstanding promissory notes in the aggregate principal amount and accrued interest of $4,483,618. The notes were converted pursuant to a mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act.

Equity

On September 11, 2020, the right to participate in the registered rights offering (Registration No. 333-239629) of the Company expired. Pursuant to the rights offering, on September 24, 2020, the Company issued (i) 15,235,381 shares of its Series A preferred stock at a price of $0.014 per share to holders of its common stock who validly exercised their subscription rights prior to the expiration time and (ii) 203,049,643 shares of its Series A preferred stock to the standby purchasers as part of the standby commitment. The rights offering, including the standby component, resulted in gross proceeds to the Company of $3,055,985. While the rights offering expired on September 11, 2020, it was not consummated until September 24, 2020 while logistical closing conditions including the calculation and clearance of funds were being processed.

On September 24, 2020, the Company issued an aggregate of 323,844,416 Preferred A shares to holders of outstanding promissory notes in the aggregate principal amount, accrued interest, and conversion of certain warrants totaling $5,487,869. The notes were converted pursuant to mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act. As a result of their participation in the backstop portion of the rights offering and the conversion of their promissory notes, FWHC Holdings, LLC became beneficial owners of approximately 65% of the Company’s outstanding common stock. This percentage includes that shares owned by FWHC Bridge, LLC and FWHC Bridge Friends, LLC who have indicated that they are part of a group with FWHC Holdings, LLC.

Cash activity for the nine months ended September 30, 2020 and 2019 is summarized as follows:

Working Capital Surplus/ (Deficit)

	As Of
	September 30, 2020	December 31, 2019
Current Assets	$3,556,000	$2,275,000
Current Liabilities	3,025,000	5,774,000
Working Capital Deficit	$3,531,000	$(3,499,000)

Cash Flows

Cash activity for the nine months ended September 30, 2020 and 2019 is summarized as follows:

	Nine months Ended September 30,
	2020	2019
Cash used in operating activities	$(5,461,140)	$(7,906,764)
Cash used in investing activities	(2,285)	(389,577)
Cash provided by financing activities	7,476,576	8,594,590
Net increase in cash	$2,013,151	$298,249

As of September 30, 2020, the Company had approximately $3,437,000 of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $67,000 and $78,000 at September 30, 2020 and December 31, 2019. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of $1,000.

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

Our Chief Executive Officer (our “CEO”) and our Chief Financial Officer (our “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2020. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were not effective because of the prior year material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020, we determined that control deficiencies still exist that constitute a material weaknesses:

In light of the conclusion that our internal disclosure controls were ineffective as of September 30, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2020, the Company received proceeds of $100,000 and issued 2,449 of preferred stock at a price of $40.617 per share, and a ten-year warrant to purchase 244,996 shares of common stock at an exercise price of $0.75 per share.

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

Date: November 13, 2020

H-CYTE, INC

By:	/s/ Robert S. Greif
Robert S. Greif
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeremy Daniel
Jeremy Daniel
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Labels Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

