Form 10-K
period 2020-12-31
H-CYTE, INC.
filed 2021-03-25
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-36763

H-CYTE, INC

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

201 E Kennedy Blvd Suite 425
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of March 24, 2021, 136,109,864 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference: None.

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by using terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in medical therapy and product research and development; that existing and potential partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses; the effect the current COVID-19 pandemic will have on the Company as further discussed herein. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

Overview

H-CYTE, Inc is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last 18 months, the Company has evolved into two separate verticals under its Healthcare Medical Biosciences Division with its entrance into the biologics development space (“Biologics Vertical”). This new vertical is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Vertical”) and is focused on underserved disease states.

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

The Company has two divisions: the Healthcare Medical Biosciences Division (“which includes the Infusion Vertical and the Biologics Vertical”) and the DenerveX medical device division (“DenerveX”). The Company has decided to focus its available resources on the Healthcare Medical Biosciences Division as it represents a significantly greater opportunity than the DenerveX division. The Company is no longer manufacturing or selling the DenerveX device but continues to explore possible opportunities to monetize such technology.

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

Impact of COVID-19

The coronavirus outbreak (“COVID-19”) has adversely affected the Company’s financial condition and results of operations in 2020. The impact of the outbreak of COVID-19 on the businesses and the economy in the United States and the rest of the world is and is expected to continue to be significant. The extent to which COVID-19 outbreak will continue to impact business and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. The Company took steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through the end of July 2020. The Company made the decision in late March 2020, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Nashville, Scottsdale, Pittsburgh, and Dallas. The Company reopened operations in August 2020 at its clinics in Tampa, Nashville, and Scottsdale. The clinics in Pittsburgh and Dallas did not reopen and were closed permanently.

The Company believed these expense reductions were necessary during the unexpected COVID-19 pandemic. Due to COVID-19, the Company was not able to generate revenue from March 23, 2020 until August 2020. With the Company’s revenue-generating activities suspended for a portion of 2020 and the negative impact that COVID-19 has had on its medical biosciences division, the Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.

The Company has updated its business model to decrease corporate overhead and marketing expense to significantly reduce expenses. The Company believes as COVID-19 begins to dissipate due to vaccinations being administered nationwide, as well as herd immunity, patients will again begin to travel to one of the LHI clinics for treatment. The Company continues to focus on developing a new FDA approved biologic for the treatment of chronic lung disease.

Company’s Two Operating Divisions

The Company has two divisions: the Healthcare Medical Biosciences Division (“which includes the Infusion Vertical and the Biologics Vertical”) and the DenerveX medical device division (“DenerveX”). The Company has decided to focus its available resources on the Healthcare Medical Biosciences Division as it represents a significantly greater opportunity than the DenerveX division. The Company is no longer manufacturing or selling the DenerveX device but continues to explore possible opportunities to monetize such technology.

Healthcare Medical Biosciences Division (Biosciences Division)

Autologous Infusion Therapy (“Infusion Vertical”)

The Company’s Biosciences Division includes the Infusion Vertical that develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care to the LHI clinics located in Tampa, Nashville, and Scottsdale, while producing positive medical outcomes following the strictest CDC guidelines.

Biotech Development Division (“Biologics Vertical”)

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute (post FDA approval) a biologic for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel biologics technology to harness the healing power of the body. Rion’s innovative technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of the biologic.

With these agreements, Rion will serve as the product supplier and contracted preclinical development arm of the biologic. H-CYTE will control the commercial development and the clinical trial investigation. After conducting the clinical efficacy trials of this biologic, H-CYTE intends to pursue submission of a Biologics License Application (“BLA”) for review by the FDA for treatment of COPD.

The following information pertains to the Biosciences Division:

Competition

Developing and commercializing new FDA approved drugs and therapies is highly competitive. The market is characterized by extensive research and clinical efforts and rapid technological change. The Company faces intense competition worldwide from pharmaceutical, biomedical technology, medical therapy, and combination products companies, including major pharmaceutical companies. The Company may be unable to respond to technological advances through the development and introduction of new products. Most of the Company’s existing and potential competitors have substantially greater financial, sales and marketing, manufacturing and distribution, and technological resources. These competitors may also be in the process of seeking FDA (or other regulatory approvals) and patent protection for new products. The Company’s biologics product lines also face competition from numerous existing products and procedures, which currently are considered part of the standard of care. The Company believes that the principal competitive factors in its markets are:

●	determining and progressing suitable biological therapies for specific disease states the quality of outcomes for medical conditions;

●	acceptance by physicians and the medical community;

●	ease of use and reliability;

●	technical leadership and superiority;

●	effective marketing and distribution;

●	speed to market; and

●	price and qualification for insurance coverage and reimbursement.

The Company will also compete in the marketplace to recruit qualified scientific, management and sales personnel, as well as in acquiring technologies and licenses complementary to its products or advantageous to its business.

The Company is aware that several of its competitors are developing technologies in its current and future products areas. There are numerous regenerative medicine providers who make unsubstantiated claims that they are able to treat chronic lung disease. Most of these competitors are small clinics with little brand recognition. The landscape is changing as pharma and biologics companies, as well as academia such as the Mayo Clinic, begin to develop therapies for multiple diseases using regenerative medicine through the more stringent regulatory pathway of a BLA.

Customers

The Company’s customer base consists of individuals who are suffering from chronic lung disease that are searching for alternative or adjunct forms of treatment outside of traditional pharmaceutical care which has not been successful for them in the past.

Intellectual Property

The Company’s Infusion Vertical is currently a direct care service provider and does not own any intellectual property around its current procedure. The development of a biologic is ongoing and is projected to start the FDA approval process in 2021. H-CYTE has a ten-year exclusive licensing agreement with Rion and will therefore be protected by Rion’s intellectual property filings.

Government Regulations

Governmental authorities in the U.S. (at the federal, state and local levels) and abroad, extensively regulate, among other things, the research and development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of products such as those we are developing.

FDA Regulation

The Infusion Vertical’s current cellular therapy for chronic lung disease does not require FDA approval due to it being an autologous therapy. The biologic therapy should begin clinical development in 2021. The biologic therapy will need to be approved by the FDA before it is marketed in the U.S. During the FDA’s BLA approval process, the Company’s biologic therapy will be subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies.

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

Proprietary Medical Device Business (DenerveX division)

The Company’s business of designing and marketing proprietary medical devices for commercial use in the U.S. and Europe began operations in late 2013. The Company received CE marking in June 2017 for the DenerveX System and it became commercially available throughout the European Union and several other countries that accept CE marking. The Company’s first sale of the DenerveX System occurred in July 2017. The Company marketed the DenerveX Device as a disposable, single-use kit which includes all components of the DenerveX device product. In addition to the DenerveX device itself, the Company developed a dedicated Electro Surgical Generator, the DenerveX Pro-40, to power the DenerveX device. There is currently no finished product of the DenerveX device in inventory as commercial production has been suspended since the first quarter of 2019. There was minimal revenue from the DenerveX product in 2020.

In the first quarter of 2020, the Company made the decision to stop any further efforts to source alternative manufacturing and distributor options for the DenerveX product. The Company has decided to focus its available resources on the Biosciences division as this division presents a significantly greater opportunity. Although the Company is no longer manufacturing or selling the DenerveX device, it does continue to explore possible opportunities to monetize such technology.

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

Employees

As of March 24, 2021, the Company had 26 total full-time employees. None of its employees are represented by a union.

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

The Company leases corporate office space in Tampa, FL and Atlanta, GA (the offices in Atlanta were subleased for the year ended December 31, 2020). The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. Each location has its own expiration date ranging from July 31, 2020 to August 31, 2023. The Company did not renew the leases in Dallas, TX, Pittsburgh, PA, and Atlanta, GA as those leases all expired in 2020. The Company does not intend on renewing its corporate office space lease in Tampa, FL which expires on March 31, 2021 but will renew the Tampa, FL lease for the LHI clinic. The Company has decided that its corporate staff will continue working remotely but the Company will have a small corporate meeting room in the Tampa LHI clinic.

The Company believes its existing facilities are suitable to meet current operational needs.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 23, 2021 the price per share of the Company’s common stock had a high of $0.09 per share, a low of $0.07 per share, and closed at $0.09. The Company had approximately 232 holders of record of common stock as of March 23, 2021.

Dividends

The Company has not declared or paid any cash dividends on its common stock and presently intends on retaining future earnings, if any, to fund the development and growth of the business. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has authorized 2,650,000 options to be available under the Equity Compensation Plan. As of December 31, 2020, the Company had an outstanding aggregate of 410,000 options to purchase common stock under the Equity Compensation Plan at a weighted average price of $1.39 per share to certain employees, consultants and our outside directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

H-CYTE, Inc is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last 18 months, the Company has evolved into two separate verticals under its Healthcare Medical Biosciences Division with its entrance into the biologics development space (“Biologics Vertical”). This new vertical is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Vertical”) and represents a high growth opportunity to develop a robust pipeline of FDA approved therapeutics, focused on underserved disease states. This focus on next generation treatments has the potential to bring advancements to patients who have had few options beyond managing their symptoms with inhalers and nebulizers.

To support the Company’s approach to clinical development for biologics, the Company sought and was granted external verification that the results from LHI’s real-world database of patients, who were treated with LHI’s autologous infusion therapy, was valid. Using advanced statistical modeling, the Company generated real world evidence validating that its proprietary PRP- PBMC therapy provides statistically significant improvement in FEV1 at both three months and twelve months, as well as an excellent safety profile and quality of life advantages. This evidence was accepted for publication in January 2021 and appears in the, “Journal of Regenerative Medicine & Biology Research.”

A second publication has been submitted that will further support the Company’s autologous infusion therapy. This real-world study focuses on the sentinel measurement of lung disorders. Entitled, “FEV1 Absolute Volume Analysis and predicted FEV changes” this study will focus primarily on efficacy of the Infusion Vertical’s PRP-PBMC therapy in its patient population. In addition, the company is seeking FDA clearance of the device used in its Infusion Vertical to have a specific indication for lung disorders.

The Company’s Biologics Vertical has commenced preclinical work in support of filing an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”). The Company is anticipating an initial submission during the second half of 2021.

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

Impact of COVID-19

The coronavirus outbreak (“COVID-19”) has adversely affected the Company’s financial condition and results of operations in 2020. The impact of the outbreak of COVID-19 on the businesses and the economy in the United States and the rest of the world is and is expected to continue to be significant. The extent to which COVID-19 outbreak will continue to impact business and the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected. The Company took steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through the end of July 2020. The Company made the decision in late March 2020, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Nashville, Scottsdale, Pittsburgh, and Dallas. The Company reopened operations in August 2020 at its clinics in Tampa, Nashville, and Scottsdale. The clinics in Pittsburgh and Dallas did not reopen and were closed permanently.

The Company believed these expense reductions were necessary during the unexpected COVID-19 pandemic. Due to COVID-19, the Company was not able to generate revenue from March 23, 2020 until August 2020. With the Company’s revenue-generating activities suspended for a portion of 2020 and the negative impact that COVID-19 has had on its medical biosciences division, the Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.

The Company has updated its business model to decrease corporate overhead and marketing expense to significantly reduce expenses. The Company believes as COVID-19 begins to dissipate due to vaccinations being administered nationwide, patients will again begin to travel to one of the LHI clinics for treatment. The Company continues to focus on developing a new FDA approved biologic for the treatment of chronic lung disease.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth certain operational data including their respective percentages of revenues for the years ended December 31, 2020 and 2019:

H-Cyte, Inc

Statement of Operations

	2020	2019	Change	Change %
Revenues	$2,150,672	$8,346,858	$(6,196,186)	-74%

Gross Profit	1,383,715	6,294,051	(4,910,336)	-78%

Operating Expenses	8,476,059	36,852,436	(28,376,377)	-77%

Operating Loss	(7,092,344)	(30,558,385)	23,466,041	77%

Other Income	633,108	750,507	(117,399)	-16%

Net Loss	$(6,459,236)	$(29,807,878)	$23,348,642	78%

Net Loss attributable to common stockholders	$(6,781,411)	$(33,196,029)	$26,414,618	80%

Loss per share - Basic and diluted	$(0.06)	$(0.34)

Weighted average outstanding shares - basic and diluted	111,491,261	96,370,562

Revenue and Gross Profit

Revenue is derived predominantly from the Company’s Biosciences division, which resulted in revenue, net of allowance for refunds, for the year ended December 31, 2020 and December 31, 2019, of approximately $2,151,000 and $8,347,000, respectively. The decrease in revenue for the year ended December 31, 2020, as compared to the prior year is attributable to suspending operations, the permanent closure of two of the five LHI clinics, and the ongoing effects due to COVID-19 to the Biosciences division.

For the years ended December 31, 2020 and December 31, 2019, the Company generated a gross profit totaling approximately $1,384,000 (64% of revenue) and $6,294,000 (75% of revenue), respectively. The decrease in revenue is due to the effects of COVID-19. Gross profit decreased in 2020 compared to 2019 due to the Company using part-time medical staff to treat its patients in Tampa and Scottsdale causing cost of sales for patient care to increase.

Salaries and Related Costs

For the years ended December 31, 2020 and December 31, 2019, the Company incurred approximately $3,199,000 and $8,646,000, respectively, in salaries and related costs. Included in salaries and related costs for the year ended December 31, 2019 was approximately $1,690,000 in compensation expense related to the common stock issued to Mr. William E. Horne, former Chief Executive Officer (“CEO”), on April 25, 2019. These shares were fully vested upon the issuance of a restricted stock award. Excluding the non-recurring stock compensation expense of approximately $1,690,000, the Company realized a decrease in salaries and related costs for the periods ending December 31, 2020 compared to December 31, 2019, due to its recent cost reduction measures effective in 2020 in response to the COVID-19 pandemic. The Company made the decision in late March 2020, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Nashville, Scottsdale, Pittsburgh, and Dallas. The Company reopened operations in August 2020 at its clinics in Tampa, Nashville, and Scottsdale. The clinics in Pittsburgh and Dallas did not reopen and were closed permanently.

Other General and Administrative

For the years ended December 31, 2020 and December 31, 2019, the Company incurred approximately $3,747,000 and $6,847,000, respectively, in other general and administrative costs. The decrease is attributable to cost saving measures in response to the COVID-19 pandemic. The Company made the decision in late March 2020, to layoff approximately 40% of its employee base, including corporate and clinical employees and to cease operations at the LHI clinics in Tampa, Nashville, Scottsdale, Pittsburgh, and Dallas. The Company reopened operations in August 2020 at its clinics in Tampa, Nashville, and Scottsdale. The clinics in Pittsburgh and Dallas did not reopen and were closed permanently.

Advertising

For the years ended December 31, 2020 and December 31, 2019, the Company had approximately $297,000 and $4,910,000, respectively, in advertising costs. The decrease is attributable to a shift in the Company’s marketing plan and cost saving measures in response to the COVID-19 pandemic. The Company re-evaluated its marketing plan in 2020 and decided to significantly reduce marketing spend during the COVID-19 pandemic.

Loss on Impairment

The Company recorded a loss on impairment for its DenerveX technology of approximately $2,944,000 and its goodwill totaling approximately $12,564,000 for the year ended December 31, 2019. As the Company has determined that the DenerveX System no longer represents part of its strategic plans for the future, the loss on impairment of the technology was recorded. The Company also determined the fair value of the reporting unit was less than the carrying amount of goodwill. As a result, during the fourth quarter of 2019 the Company recorded a goodwill impairment charge. For the year ended December 31, 2020, the Company did not have impairment losses.

Depreciation & Amortization

For the year ended December 31, 2020, the Company recognized approximately $81,000 in depreciation and amortization expense, compared to approximately $834,000 in 2019. The decrease is primarily attributable to amortization of the technology intangible asset acquired in the Merger for the year ended December 31, 2019. The expense for 2020 was significantly lower due to no amortization recorded in 2020.

Other Income (Expense)

For the years ended December 31, 2020 and 2019, interest expense was approximately $1,463,000 and $299,000 respectively. The increase is attributable to new financing being arranged for the year ended December 31, 2020 along with the closing of the Rights Offering on September 11, 2020.

The change in fair value of redemption put liability and change in fair value of the derivative liability - warrants for the year ended December 31, 2019 were approximately $347,000 and $827,000, respectively, and was a result of the assumption of the Series B Convertible Preferred Stock in the Merger and the Series D Convertible Preferred Stock financing in 2019, respectively. The change in fair value of redemption put liability and change in fair value of the derivative liability - warrants for the year ended December 31, 2020 were approximately $273,000 and $2,987,000, respectively, and was a result of the change in fair value at the end of each reporting period and was subsequently reclassified to equity at the close of the Rights Offering (see Note 12).

Liquidity, Sources of Liquidity, and Going Concern

The Company had approximately $1,641,000 and $1,424,000 of cash on hand at December 31, 2020 and 2019, respectively.

The Company incurred net losses of approximately $6,459,000 and $29,808,000 for the years ending December 31, 2020 and 2019, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s revenue activities are suspended and as the Company implements its business plan. The consolidated financial statements are prepared using generally accepted accounting principles in the United States (“U.S. GAAP”) as applicable to a going concern.

The Biosciences division will incur losses until sufficient revenue is attained utilizing the infusion of capital resources to expand marketing and sales initiatives along with the development of a biologics protocol and taking that protocol through the FDA process.

COVID-19 has adversely affected the Company’s financial condition and results of operations. In the first quarter of 2020, the Company took steps to protect its vulnerable patient base (elderly patients suffering from chronic lung disease) by cancelling all treatments effective March 23, 2020 through July 2020. The Company also made the decision in late March, to layoff approximately 40% of its employee base, including corporate and clinical employees, and to cease operations at the LHI clinics located in Tampa, Scottsdale, Pittsburgh, Nashville, and Dallas. The Company resumed operations in August at the Tampa, Nashville, Scottsdale, and Pittsburgh clinics. The Pittsburgh clinic ceased operations permanently at the end of October 2020. The Dallas clinic did not re-open and was closed permanently. The Company believed these expense reductions were necessary during the unexpected COVID-19 pandemic.

The Company has updated its business model to decrease corporate overhead and marketing expense to significantly reduce expenses. The Company believes that as COVID-19 begins to dissipate due to vaccinations being administered nationwide, that patients will again feel comfortable traveling to one of the LHI clinics for treatment. The Company continues to focus on developing a new FDA approved cellular therapy for the treatment of chronic lung disease.

Going Concern

The recent coronavirus outbreak (“COVID-19”) has adversely affected the Company’s financial condition and results of operations. The impact of the outbreak of COVID-19 on the economy in the U.S. and the rest of the world is and is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected.

The Company has updated its business model to decrease corporate overhead and marketing expense to significantly reduce expenses. The Company believes that as COVID-19 begins to dissipate due to vaccinations being administered nationwide, that patients will again feel comfortable traveling to one of the LHI clinics for treatment. The Company’s Biologics Vertical has commenced preclinical work in support of filing an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”). The Company is anticipating an initial submission during the second half of 2021.

With the Company’s revenue-generating activities hindered significantly by COVID-19, the Company will need to raise cash from debt and equity offerings to continue clinical operations and to take the biologics protocol to the FDA. There can be no assurance that the Company will be successful in doing so.

Although cost reduction measures were taken in 2020, due to COVID-19, the present level of cash is insufficient to satisfy the Company’s current operating requirements. The Company is seeking additional sources of funds from the sale of equity or debt securities or through a credit facility.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be acceptable to the Company or its shareholders. In the event the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value Measurements

We measure certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations and derivatives.

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

Although we believe that the recorded fair value of our financial instruments is appropriate at December 31, 2020, these fair values may not be indicative of net realizable value or reflective of future fair values.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates. A valuation allowance will be recorded to reduce deferred tax assets when necessary.

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

The Company offers two types of cellular therapy treatments to their patients.

1)	The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service.

2)	The Company also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the estimated stand-alone selling price for each session of treatment. The Company has deferred recognition of revenue amounting to approximately $634,000 and $1,046,000 at December 31, 2020 and December 31, 2019, respectively.

Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue. At December 31, 2020 and 2019, the estimated allowance for refunds was approximately $77,000 and $63,000, respectively and is recorded as a contra revenue account.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Consulting Agreements

The Company entered into an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $5,000 per month. Additionally, 62,500 shares of common stock at $0.29 per share was issued in connection with a separate agreement on August 29, 2019. The Company incurred expense of approximately $10,000 and $83,000 for the years ended December 31, 2020 and 2019, respectively, related to these agreements.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 for services related to evaluation and negotiation of future acquisitions, joint ventures, and site evaluations/lease considerations. The duration of the consulting agreement is for a period of twelve months in the amount of $12,500 per month with a $15,000 signing bonus. Either party may terminate this agreement with or without cause upon 30 days written notice. The agreement also provides LilyCon Investments with $35,000 in stock (to be calculated using an annual variable weighted average price from February 2019 through January 2020) to be granted on the one-year anniversary of this agreement, if the agreement has not been terminated prior to that date. For years ended December 31, 2020 and 2019, the Company expensed a total of approximately $65,000 and $153,000, respectively, in compensation to LilyCon Investments. In February 2020, the Company issued LilyCon Investments $35,000 in shares of H-CYTE stock at an average share price of $0.31 per share for a total of 106,061 shares per the terms of the agreement. In March 2020, this agreement was modified to lower the monthly payment amount to $5,000. This agreement was terminated effective April 1, 2020.

The Company entered into a consulting agreement with Goldin Solutions, effective August 4, 2019, for media engagement and related efforts, including both proactive public relations and crisis management services. The agreement has a minimum term of six months, with a $34,650 monthly fee plus expenses payable each month, with the exception of a first month discount of $12,600. For year ended December 31, 2020 and December 31, 2019, the Company expensed $99,000 and $162,000, respectively. The Company terminated this agreement in March 2020.

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Technology Officer (Research) of the Company. The agreement has a minimum term of six months with an average fee of $20,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. Ms. Rhodes is a meaningful member of the management group and serves as the Company’s Chief Technology Officer (Research). Ms. Rhodes is an innovative, growth-oriented leader in healthcare with a broad base of international experience in all aspects of operational business including R&D, clinical and regulatory, strategic marketing and business development. She brings a demonstrated track record for bringing new technologies from concept through commercialization, and brings an in-depth knowledge of biological tissues, enzymes, stem cells, antimicrobials and natural products. Prior to joining H-Cyte Ms. Rhodes held numerous C-level positions in many sectors including wound care, dermatology, aesthetics and plastic surgery, and was the VP Innovation for Smith & Nephew and a global executive team member driving $450M business.  Ms. Rhodes completed her PhD in molecular orbital computational chemistry in the UK and then a Masters Degree in the Management of Technology in the US.

Departure of Directors and Certain Officers, Election of Directors, Appointment of New Board Members and Officers

On February 29, 2020, the Company accepted the resignations of Briley Cienkosz, Chief Marketing Officer and Gary Mancini, Chief Relationship Officer for personal reasons and not as a result of any disputes or disagreements.

On May 7, 2020, William Horne, the Company’s Chief Executive Officer (“CEO”) and Chairman tendered his resignation as CEO effective when the Company finds a suitable replacement with more FDA experience. Until such successor is retained, Mr. Horne will remain as the CEO. Mr. Horne’s resignation does not pertain to his position as Chairman of the Board or as a Director. The resignation was not as a result of any disagreement with the Company or its policies and practices.

On September 28, 2020, the Company appointed Robert Greif as its CEO and President. Prior to joining the Company, Mr. Greif was the Chief Commercial Officer and business development Leader at Atox Bio, Inc. from February 2019 to November 2019. At Atox, Mr. Greif built the North American commercial organization in preparation for the launch of a first-in-class immunomodulatory. Prior to joining Atox, Mr. Greif led the commercial operations of rEvo Biologics, Inc., an orphan disease biotechnology company from May 2011 to February 2019. He also held a variety of business unit and commercial leadership roles at United Health Group Incorporated, Boehringer Ingelheim Group, and Sanofi SA. The Company believes that Mr. Greif’s strong track record leading high-growth pharmaceutical and biotech businesses makes him qualified to serve in his role with the Company.

On September 29, 2020, Ann Miller resigned as the Company’s Chief Operating Officer.

On September 29, 2020, with the Company’s appointment of Robert Greif as CEO and President, Mr. William Horne resigned as the CEO and President. There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company, or any person nominated or chosen by the Company to become a director or executive officer.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the board of directors (the “Board”) of H-Cyte, Inc. (the “Company”). Mr. Horne will remain a member of the Board.

On January 12, 2021, Mr. Raymond Monteleone, a member of the Board, was appointed the new Chairman of the Board.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standard Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02 (as amended), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company has not entered into significant lease agreements in which it is the lessor. For the lease agreements in which the Company is the lessee, under Topic 842, lessees are required to recognize a lease liability and right-of-use asset for all leases (except for short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components.

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

To the Shareholders and Board of Directors of H-CYTE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H-CYTE, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has negative working capital, has an accumulated deficit, has a history of significant operating losses, and has a history of negative operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Debt and equity accounting considerations

As described in Notes 9, 12 and 14 to the consolidated financial statements, the Company had various debt and equity transactions that required accounting considerations, significant estimates and judgements around certain features and the possibility of conversion or redemption, the valuation of certain components of the financings, including the valuation around certain freestanding and embedded derivatives.

The Company determined that warrants issued in connection with certain financings required derivative liability classification. These warrants were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period, prior to their reclassification to equity in September 2020 at the close of the Company’s Series A Preferred Stock Rights Offering.

The Company determined that due to the nature of the financing features, mezzanine equity classification was appropriate for the Series D Convertible preferred stock itself and the redemption put required derivative liability classification. The redemption put liability was initially measured at fair value and subsequently has been remeasured at fair value at each reporting period, prior to their reclassification to equity in July 2020 when the Series D Convertible Preferred Stock was called and converted to common stock.

There is no current observable market for these types of derivatives and, as such, the Company determined the fair value of the freestanding instruments or embedded derivatives using the Black-Scholes-Merton option pricing model or a binomial lattice model to measure the fair value of the debt and/or equity instrument both with and without the embedded feature.

We identified the accounting considerations and related valuations, including the related fair value determinations of the various debt and equity financings and classification of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features and weighting of evidence (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion and redemption features that include complex valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Changes in the accounting determinations and the related valuation assumptions can have a significant impact on the valuation of the embedded and freestanding derivative liabilities. For example, all other things being equal, generally, an increase in the Company’s stock price, change of control probability, risk-adjusted yields term to maturity/conversion or stock price volatility increases the value of the derivative liability.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of freestanding and embedded derivatives, included the following, among others: (1) Utilized personnel with specialized knowledge and skill in technical accounting to assist in: (i) evaluating the relevant terms and conditions of the various financings, and (ii) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt/equity, and the assessment and accounting for potential derivatives. (2) We used a valuation specialist to assist us in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates.

/s/ Frazier & Deeter, LLC

Tampa, Florida

March 25, 2021

We have served as the Company’s auditor since 2018.

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets

Current Assets
Cash	$1,640,645	$1,424,096
Accounts receivable	-	22,667
Other receivables	22,123	18,673
Prepaid expenses	94,434	810,143
Total Current Assets	1,757,202	2,275,579

Right -of-use asset	278,552	738,453
Property and equipment, net	139,175	219,703
Other assets	29,239	36,877
Total Assets	$2,204,168	$3,270,612

Liabilities, Mezzanine Equity, and Stockholders’ Deficit

Current Liabilities
Interest payable	$6,898	$53,198
Accounts payable	1,006,968	1,485,542
Accrued liabilities	276,415	324,984
Other current liabilities	154,812	175,181
Short-term notes, related party	-	1,635,000
Short-term convertible notes payable	-	424,615
Notes payable, current portion	67,444	66,836
Dividend payable	-	108,641
PPP Loan, current portion	606,811	-
Deferred revenue	634,149	1,046,156
Lease liability, current portion	139,189	453,734
Total Current Liabilities	2,892,686	5,773,887

Long-term Liabilities
Lease liability, net of current portion	157,050	302,175
Notes payable, net of current portion	-	11,545
Derivative liability - warrants	-	315,855
Redemption put liability	-	267,399
PPP Loan, net of current portion	202,271	-
Total Long-term Liabilities	359,321	896,974

Total Liabilities	3,252,007	6,670,861

Commitments and Contingencies (Note 10)

Mezzanine Equity
Series D Convertible Preferred Stock - $.001 par value: 238,871 shares authorized, 0 shares and 146,998 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	6,060,493
Total Mezzanine Equity

Stockholders’ Equity (Deficit)
Series A Preferred Stock - $.001 par value: 1,000,000,000 shares authorized, 538,109,409 and 0 shares issued and outstanding at December 31, 2020 and, 2019, respectively	538,109	-
Series B Convertible Preferred Stock - $.001 par value: 10,000 shares authorized; 0 and 6,100 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	6
Common stock - $.001 par value: 1,600,000,000 shares authorized, 127,159,464 and 99,768,704 shares issued and outstanding at December 31, 2020 and 2019, respectively	127,159	99,769
Additional paid-in capital	42,515,999	28,172,146
Accumulated deficit	(43,858,974)	(37,362,531)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Deficit	(1,047,839)	(9,460,742)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$2,204,168	$3,270,612

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2020	2019
Revenues	$2,150,672	$8,346,858
Cost of Sales	(766,957)	(2,052,807)
Gross Profit	1,383,715	6,294,051

Operating Expenses
Salaries and related costs	$3,198,867	$8,646,471
Other general and administrative	3,746,784	6,847,335
Research and development	1,152,065	106,214
Advertising	296,873	4,909,724
Loss on impairment	-	15,508,401
Depreciation and amortization	81,470	834,291
Total Operating Expenses	8,476,059	36,852,436

Operating Loss	(7,092,344)	(30,558,385)

Other Income (Expense)
Other expense	(86,816)	(124,118)
Interest expense	(1,462,750)	(299,331)
Change in fair value of redemption put liability	272,704	346,696
Change in fair value of derivative liability - warrants	2,986,854	827,260
Gain on extinguishment of short-term notes, related party	1,300,088	-
Warrant modification expense	(70,851)	-
Loss on derivative instrument	(2,306,121)	-
Total Other Income (Expense)	633,108	750,507

Net Loss	$(6,459,236)	$(29,807,878)

Accrued dividends on Series B Convertible Preferred Stock	44,456	84,939
Finance costs on issuance of Series D Convertible Preferred Stock	-	66,265
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	-	287,542
Deemed dividend on Series D Convertible Preferred Stock	277,719	2,916,813
Deemed dividend on beneficial conversion features	-	32,592
Net Loss attributable to common stockholders	$(6,781,411)	$(33,196,029)

Loss per share - Basic and diluted	$(0.06)	$(0.34)
Weighted average outstanding shares - basic and diluted	111,491,261	96,370,562

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2020 and 2019

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - December 31, 2018	—	$—	—	$—	33,661,388	$33,661	$3,566,339	$(9,296,408)	$(370,132)	$(6,066,540)
Purchase accounting adjustments	—	—	9,250	9	24,717,270	24,717	12,657,182	—	—	12,681,908
Adjustment for assets and liabilities not included in Merger	—	—	—	—	—	—	—	5,258,300	—	5,258,300
Issuance of common stock in connection with private placement offering	—	—	—	—	17,700,000	17,700	4,402,087	—	—	4,419,787
Issuance of warrants in connection with private placement offering	—	—	—	—	—	—	2,663,797	—	—	2,663,797
Finance costs on issuance of Series B Convertible Preferred Stock and related warrants	—	—	—	—	—	—	(132,513)	—	—	(132,513)
Issuance of common stock pursuant to conversion of short-term debt	—	—	—	—	500,000	500	125,437	—	—	125,937
Issuance of warrants pursuant to conversion of short-term debt	—	—	—	—	—	—	74,063	—	—	74,063
Issuance of additional exchange shares	—	—	—	—	17,263,889	17,264	(17,264)	—	—	—
Issuance of common stock pursuant to conversion of convertible short-term debt	—	—	—	—	250,000	250	99,750	—	—	100,000
Issuance of common stock pursuant to warrant exchange	—	—	—	—	403,125	403	72,160	—	—	72,563
Conversion of Series B Convertible Preferred Stock	—	—	(2,650)	(2)	715,279	716	(714)	—	—	—
Repurchase of Series B Convertible Preferred Stock	—	—	(500)	(1)	—	—	(49,999)	—	—	(50,000)
Issuance of common stock to pay accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	50,367	50	19,376	—	—	19,426
Issuance of common stock to pay accrued interest on convertible short-term debt	—	—	—	—	1,667	2	665	—	—	667
Issuance of common stock in exchange for consulting fees incurred	—	—	—	—	280,085	280	95,253	—	—	95,533
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	—	—	—	—	—	—	287,542	(287,542)	—	—
Deemed dividend on beneficial conversion features	—	—	—	—	—	—	32,592	(32,592)	—	—
Issuance of common stock per restricted stock award to executive	—	—	—	—	4,225,634	4,226	1,686,028	—	—	1,690,254
Issuance of warrants pursuant to short-term notes, related party	—	—	—	—	—	—	56,378	—	—	56,378
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	—	—	106,158	—	—	106,158
Deemed dividend on Series D Convertible Preferred Stock	—	—	—	—	—	—	(60,493)	(3,130,146)	—	(3,190,639)
Beneficial conversion of Series D Convertible Preferred Stock	—	—	—	—	—	—	623,045	—	—	623,045
Finance costs on issuance of Series D Convertible Preferred Stock and related warrants	—	—	—	—	—	—	(37,618)	(66,265)	—	(103,883)
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	—	—	—	—	—	—	1,893,006	—	—	1,893,006
Stock based compensation	—	—	—	—	—	—	94,828	—	—	94,828
Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	—	—	(84,939)	—	—	(84,939)
Net loss	—	—	—	—	—	—	—	(29,807,878)	—	(29,807,878)
Balances – December 31, 2019	—	$-	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,742)

										Total
	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - December 31, 2019	—	$-	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,742)
Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	—	—	(44,456)	—	—	(44,456)
Adjustment of exercise price on certain warrants	—	—	—	—	—	—	(438,913)	—	—	(438,913)
Reclassification of Series B warrants to equity	—	—	—	—	—	—	73,805	—		73,805
Reclassification of Series D warrants to equity	—	—	—	—	—	—	337,400	—	—	337,400
Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	(6,100)	(6)	2,119,713	2,120	150,983	—	—	153,097
Conversion of Series D Convertible Preferred Stock to Common Stock	—	—	—	—	15,773,363	15,773	6,422,441	—	—	6,438,214
Conversion of Short-term convertible notes payable - related party	35,860,079	35,860	—	—	—	—	412,541	—	—	448,401
Conversion of April Advance notes - related parties	198,194,248	198,194	—	—	—	—	2,579,961	—	—	2,778,155
Conversion of Short-term convertible notes to Preferred Stock	89,790,089	89,790	—	—	—	—	1,167,271	—	—	1,257,061
Issuance of warrants pursuant to conversion of Short-term convertible notes	—	—	—	—	—	—	1,004,252	—	—	1,004,252
Issuance of common stock in connection with extinguishment of short-term notes, related party	—	—	—	—	4,368,278	4,368	214,046	—	—	218,414
Deemed dividend on Series D Convertible Preferred Stock	—	—	—	—	—	—	(277,719)	—	—	(277,719)
Deemed dividend on Series D Convertible Preferred Stock at issuance	—	—	—	—	—	—	—	(37,207)	—	(37,207)
Reclassification of related party warrants to equity	—	—	—	—	—	—	107,123	—	—	107,123
Issuance of Common Stock in exchange for consulting fees incurred	—	—	—	—	109,375	109	34,891	—	—	35,000
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock			—	—	—	—	31,902	—	—	31,902
Issuance of warrants pursuant to extension of convertible short-term notes, related party	—	—	—	—	—	—	17,636	—	—	17,636
Issuance of warrants pursuant to extension of maturity date on convertible debt	—	—	—	—	—	—	6,595	—	—	6,595
Issuance of Series A Preferred Stock in Rights Offering, net of issuance costs	218,285,024	218,285	—	—	—	—	2,517,451	—	—	2,735,736
Stock based compensation	—	—	—	—	—	—	643	—	—	643
Conversion of Series A Preferred Stock to Common Stock	(4,020,031)	(4,020)	—	—	4,020,031	4,020	—	—	—	—
Conversion of warrants to Common Stock	—	—	—	—	1,000,000	1,000	26,000	—	—	27,000
Net loss	—	—	—	—	—	—	—	(6,459,236)	—	(6,459,236)
Balances - December 31, 2020	538,109,409	$538,109	—	$-	127,159,464	$127,159	$42,515,999	$(43,858,974)	$(370,132)	$(1,047,839)

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(6,459,236)	$(29,807,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,470	834,291
Loss on impairment	—	15,508,401
Loss on asset disposal	1,342	—
Amortization of debt discount	1,395,007	152,342
Interest and penalties on extension of short-term convertible notes	—	85,365
Stock-based compensation	643	1,785,082
Loss on write-off of inventory	—	131,455
Common stock issued for consulting services	35,000	95,533
Income from change in fair value adjustment of derivative liability - warrants	(2,986,854)	(827,260)
Change in fair value of redemption put liability	(272,704)	(346,696)
Change in fair value of Derivative Liability - Day one derivative loss	2,306,121	—
Issuance of warrants to extend short-term debt, related party	17,636	—
Bad debt expense	6,000	90,137
Issuance of warrants pursuant to extension of maturity date on convertible debt	6,595	106,158
Issuance of Common Stock pursuant to warrant exchange	27,000	—
Gain on extinguishment of short-term notes, related party	(1,300,088)	—
Warrant modification expense	70,851	—
Changes in operating assets and liabilities, net of purchase transaction:
Accounts receivable	16,667	48,195
Other receivables	(3,450)	(13,529)
Prepaid expenses and other assets	723,578	(697,529)
Interest payable	36,196	(10,592)
Accounts payable	(478,572)	121,907
Accrued liabilities	(48,569)	(263,874)
Other current liabilities	(20,369)	(2,875)
Deferred revenue	(412,007)	720,092

Net Cash Used in Operating Activities	(7,257,743)	(12,291,275)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,284)	(20,686)
Purchase of business, net of cash acquired	—	(302,710)
Net assets not included in purchase transaction	—	(69,629)
Net Cash Used in Investing Activities	(2,284)	(393,025)

Cash Flows from Financing Activities
Proceeds from short-term related party notes	—	1,635,000
Payment of dividends	—	(14,684)
Proceeds from Paycheck Protection Plan	809,082	—
Payment on debt obligations	(10,937)	(370,636)
Proceeds from common stock, net of issuance costs	—	4,337,106
Proceeds from Secured Convertible Promissory Notes	3,842,695	2,613,965
Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance costs	100,000	5,888,017
Proceeds from Preferred stock Series A, net of issuance costs	2,735,736	—
Payment on Preferred stock Series B Convertible Preferred Stock redemption	—	(50,000)
Net Cash Provided by Financing Activities	7,476,576	14,038,768

Net Increase in Cash	216,549	1,354,468

Cash - Beginning of period	1,424,096	69,628

Cash - End of period	$1,640,645	$1,424,096

Supplementary Cash Flow Information
Cash paid for interest	$33,136	$197,500

Non-cash investing and financing activities
Common stock issued to pay accrued dividends	—	19,426
Deemed dividend on adjustment to exercise price on convertible debt and certain warrants	—	287,542
Deemed dividend on beneficial conversion feature	—	32,592
Deemed dividend on Series D Convertible Preferred Stock	314,926	3,190,639
Conversion of debt obligations to Common Stock	—	225,937
Conversion of Series D Convertible Preferred Stock and accrued dividends to Common Stock	6,438,214	623,045
Reclassification of related party warrants to equity	107,123	—
Reclassification of Series B warrants to equity	73,805	—
Reclassification of Series D warrants to equity	337,400	—
Conversion of debt obligations to warrants	—	74,063
Issuance of warrants pursuant to note payable, related party	—	56,378
Conversion of Series B Convertible Preferred Stock and accrued dividends to Common Stock	153,097	—
Conversion of Short-term convertible notes payable, related party	448,401	—
Conversion of April Advance notes-related parties	2,778,155	—
Conversion of Short-term convertible notes to Preferred Stock	1,257,061	—
Issuance of warrants pursuant to conversion of short-term convertible notes	1,004,252	—
Dividends accrued on Series B Convertible Preferred Stock	44,456	65,512
Adjustment of exercise price on certain warrants	438,913	—
Issuance of Common Stock in connection with extinguishment of short-term notes, related party	218,414	—
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	31,902	1,893,006
Right-of-use asset additions	—	1,165,785
Right-of-use liability	—	1,187,991

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

Note 1 – description of the company

H-CYTE, Inc is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last 18 months, the Company has evolved into two separate verticals under its Healthcare Medical Biosciences Division with its entrance into the biologics development space (“Biologics Vertical”). This new vertical is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Vertical”) and is focused on underserved disease states.

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

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC, Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC”) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company (see Notes 8 and 9).

Company’s Two Operating Divisions

The Company has two divisions: the Healthcare Medical Biosciences Division (“which includes the Infusion Vertical and the Biologics Vertical”) and the DenerveX medical device division (“DenerveX”). The Company has decided to focus its available resources on the Medical Biosciences Division as it represents a significantly greater opportunity than the DenerveX division. The Company is no longer manufacturing or selling the DenerveX device but continues to explore possible opportunities to monetize such technology.

Healthcare Medical Biosciences Division (Biosciences Division)

Autologous Infusion Therapy (“Infusion Vertical”)

The Company’s Biosciences includes the Infusion Business that develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care to the LHI clinics located in Tampa, Nashville, and Scottsdale, while producing positive medical outcomes following the strictest CDC guidelines.

Biotech Development Division (“Biologics Vertical”)

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute (post FDA approval) a biologic for chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel biologics technology to harness the healing power of the body. Rion’s innovative technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of the biologic.

With these agreements, Rion will serve as the product supplier and contracted preclinical development arm of the biologic. H-CYTE will control the commercial development and the clinical trial investigation. After conducting the clinical efficacy trials of this biologic, H-CYTE intends to pursue submission of a Biologics License Application (“BLA”) for review by the FDA for treatment of COPD.

Proprietary Medical Device Business (DenerveX division)

In the first quarter of 2020, the Company made the decision to stop any further efforts to source alternative manufacturing and distributor options or other product relationships for the DenerveX product. Although the Company believes the DenerveX technology has value, the Company did not believe it would realize value in the foreseeable future. The Company recorded an impairment charge for intangibles associated with the DenerveX intellectual property and wrote off related inventory balances as of December 31, 2019. The Company is no longer manufacturing or selling the DenerveX device but continues to explore possible opportunities to monetize such technology.

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

The consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit, and the consolidated statements of cash flows do not reflect the historical financial information related to H-CYTE prior to the Merger as they only reflect the historical financial information related to RMS. For the consolidated statements of stockholders’ deficit, the common stock, preferred stock, and additional paid in capital reflect the accounting for the stock received by the RMS members as of the Merger as if it was received at the beginning of the periods presented.

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

Use of Estimates

In preparing the financial statements, U.S. GAAP requires disclosure regarding estimates and assumptions used by management that affect the amounts reported in financial statements and accompanying notes. Significant estimates were made around the valuation of embedded derivatives, which impacts gains or losses on such derivatives, the carrying value of debt, interest expense, and deemed dividends. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2020 and 2019 consists of funds deposited in checking accounts with commercial banks.

Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables. Trade accounts receivable are stated net of an estimate made for doubtful accounts, if any. Management evaluates the adequacy of the allowance for doubtful accounts regularly to determine if any account balances will potentially be uncollectible. Customer account balances are considered past due or delinquent based on the contractual agreement with each customer. Accounts are written off when, in management’s judgment, they are considered uncollectible. At December 31, 2020 and 2019, management believes no allowance is necessary. For the year ended December 31, 2020 and 2019, the Company recorded bad debt expense of approximately $6,000 and $90,000, respectively.

Impairment of Long-Lived Assets

The Company reviews the values assigned to long-lived assets, including property and equipment and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from estimated amounts. In such reviews, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required (see Note 7).

Goodwill

Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. The Company does not amortize goodwill; it tests goodwill for impairment on at least an annual basis. An impairment loss, if any, is measured as the excess of the carrying value of the reporting unit over the fair value of the reporting unit (see Note 7).

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

The Company has not entered into significant lease agreements in which it is the lessor. For the lease agreements in which the Company is the lessee, under Topic 842, lessees are required to recognize a lease liability and right-of-use asset for all leases (except for short-term leases) at the lease commencement date. Effective January 1, 2019, the Company adopted this guidance, applied the modified retrospective transition method and elected the transition option to use the effective date as the date of initial application. The Company recognized the cumulative effect of the transition adjustment on the consolidated balance sheet as of the effective date and did not provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company elected the package of transitional-related practical expedients and the practical expedient not to separate lease and non-lease components.

Other Receivables

Other receivables totaling approximately $22,000 and $19,000 at December 31, 2020 and 2019, respectively include receivables from the non-acquired Lung Institute, LLC due to Lung Institute Tampa, LLC for approximately $3,000 and $10,000. Other receivables totaling approximately $19,000 and $9,000 include reimbursement receivables for expenses from RMS at December 31, 2020 and 2019, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP as outlined in the FASB ASC 606, Revenue From Contracts with Customers, which requires that five steps be completed to determine when revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfies a performance obligation. The Company records revenue under ASC 606 as services are performed for the customer.

The Company uses a standard pricing model for the types of cellular therapy treatments that is offered to its patients. The transaction price accounts for medical, surgical, facility, and office services rendered by the Company for consented procedures and is recorded as revenue. The Company recognizes revenue when the terms of a contract with a patient are satisfied.

The Company offers two types of cellular therapy treatments to their patients.

1)	The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service.

2)	The Company also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the estimated standalone selling price of each service. The Company has deferred recognition of revenue amounting to approximately $634,000 and $1,046,000 at December 31, 2020 and 2019, respectively.

The Company’s policy is to not offer refunds to patients. However, in limited instances the Company may make exceptions to this policy for extenuating circumstances. These instances are evaluated on a case-by-case basis and may result in a patient refund. Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue. At December 31, 2020 and 2019, the estimated allowance for refunds was approximately $77,000 and $63,000, respectively and is recorded in a contra revenue account.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the difference turns around. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowance is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.

From inception to December 31, 2020, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully offset by a valuation allowance as of December 31, 2020 and 2019 since it is currently likely that the benefit will not be realized in future periods.

There are no uncertain tax positions at December 31, 2020 and 2019. The Company has not undergone any tax examinations since inception.

Net Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus potentially dilutive common shares outstanding using the treasury stock method. Any potentially dilutive securities are antidilutive due to the Company’s net losses.

Fair Value Measurements

The Company measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

The Company classifies its stock warrants as either liability or equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815, “Derivatives and Hedging” (ASC 815), depending on the specific terms of the warrant agreement.

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

The Company evaluates its financial liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. Although the Company believes that the recorded fair value of our financial instruments is appropriate at December 31, 2020, these fair values may not be indicative of net realizable value or reflective of future fair values.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $6,459,000 for the year ending December 31, 2020. The Company used approximately $7,258,000 in net cash from operating activities for the year ending December 31, 2020 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan. The consolidated financial statements are prepared using generally accepted accounting principles in the United States (“U.S. GAAP”) as applicable to a going concern.

COVID-19 has adversely affected the Company’s financial condition and results of operations. The impact of the outbreak of COVID-19 on the economy in the U.S. and the rest of the world is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact the economy is highly uncertain and cannot be predicted. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected.

The Company has updated its business model to decrease corporate overhead and marketing expense to significantly reduce expenses. The Company believes that as COVID-19 begins to dissipate due to vaccinations being administered nationwide, patients will again feel comfortable traveling to one of the LHI clinics for treatment. The Company’s Biologics Vertical has commenced preclinical work in support of filing an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”). The Company is anticipating an initial submission during the second half of 2021.

The Company had cash on hand of approximately $1,641,000 as of December 31, 2020 and approximately $436,000, as of March 24, 2021. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. If the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may be forced to discontinue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Intangible assets are recorded as definite-lived assets and amortized over the estimated period of economic benefit. Intangible assets represent the fair value of patents and related proprietary technology for the DenerveX System. During the fourth quarter of 2019 the Company recorded an impairment charge of $2,944,000 related to the carrying value of its intangible assets (see Note 7).

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. Goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist. During the fourth quarter of 2019 the Company recorded an impairment charge of approximately $12,564,000 related to the carrying value of goodwill (see Note 7).

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

Notes payable relate to promissory notes assumed by Acquiree in a 2015 acquisition, which was later divested in 2016, with the assumed promissory notes being retained by Acquiree. The Company finalized an eighteen-month extension on the notes extending the maturity date to March 1, 2021. Payments on both notes are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. The promissory notes had outstanding balances of approximately $99,000 plus accrued interest of approximately $3,000 at January 8, 2019 (see Note 11) and promissory notes had outstanding balances of approximately $67,000 and $78,000 at December 31, 2020 and 2019. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of approximately $1,900.

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

Note 5 – Right-of-use Asset And Lease Liability

Upon adoption of ASU No. 2016-02 (as amended), additional current liabilities of approximately $475,000 and long-term liabilities of approximately $713,000 with corresponding ROU assets of approximately $1,167,000 were recognized, based on the present value of the remaining minimum rental payments under the new leasing standard for existing operating leases.

The consolidated balance sheet at December 31, 2020 reflects current lease liabilities of approximately $139,000 and long-term liabilities of $157,000, with corresponding ROU assets of $279,000.

The components of lease expense, included in other general and administrative expense, for the years ended December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020	December 31, 2019
Operating lease expense	$548,622	$579,770

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$548,622	$579,770

Supplemental balance sheet and other information related to operating leases are as follows:

	December 31, 2020	December 31, 2019
Operating leases:
Operating leases right-of-use assets	$278,552	$738,453
Lease liability, current	139,189	453,734
Lease liability, net of current portion	157,050	302,175
Total operating lease liabilities	$296,239	755,909
Weighted average remaining lease term	2.32 years	2.2 years
Weighted average discount rate	10.31%	7.75%

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

December 31, 2020
Due in one year or less	$154,559
Due after one year through two years	102,891
Due after two years through three years	69,333
Total lease payments	326,783
Less interest	(30,544)
Total	$296,239

Operating lease expense and cash flows from operating leases and short-term leases for years ended December 31, 2020 and 2019 totaled approximately $570,000 and $580,000, respectively, and are included in the “Other general and administrative” section of the consolidated statement of operations. Additionally, the Company entered into a short-term lease for its Nashville location beginning November 1, 2020 totaling $73,750 a with maturity date of October 31, 2021, and will be entering into a short-term lease for its Tampa location beginning April 1, 2021 totaling $71,775 with a maturity date of March 31, 2022.

The Company leases corporate office space in Tampa, FL and Atlanta, GA. The Company also leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ, Pittsburgh, PA, and Dallas, TX. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. Each location has its own expiration date ranging from April 30, 2020 to August 31, 2023. The Company did not renew the leases in Dallas, TX, Pittsburgh, PA, and Atlanta, GA as those leases all expired in 2020. The Company does not intend on renewing its corporate office space lease in Tampa, FL which expires on March 31, 2021 but will renew the Tampa, FL lease for the LHI clinic. The Company has decided that its corporate staff will continue working remotely but the Company will have a small corporate meeting room in the Tampa LHI clinic.

Note 6 - Property and Equipment

Property and equipment, net, consists of the following:

	Useful Life	December 31, 2020	December 31, 2019
Furniture and fixtures	5-7 years	$231,222	$231,222
Computers and software	3-7 years	246,323	244,039
Leasehold improvements	15 years	155,583	157,107
		633,128	632,368
Less accumulated depreciation		(493,953)	(412,665)

Total		$139,175	$219,703

Depreciation expense was approximately $81,000 and $98,000, respectively, for the years ended December 31, 2020 and 2019. The Company uses the straight-line depreciation method to calculate depreciation expense.

Note 7 - Intangible Assets and Goodwill

The Company’s intangible assets are patents and related proprietary technology for the DenerveX System. For the year ended December 31, 2019, total amortization expense related to acquisition-related intangible assets was $736,000 and included in operating expense in the accompanying consolidated statement of operations.

The Company decided to suspend the manufacturing and sale of the DenerveX product as it has been unsuccessful in its attempts to source cost effective alternative manufacturing and distributor options for the product. The Company has no future plans to commit any additional resources related to the future development or sales efforts for the product, as it has determined that the cost to relaunch the product back to market to be significant and indeterminable due to issues with the manufacturing and sterilization of the product. The DenerveX System no longer represents part of the Company’s core strategic plans for the future. The Company believes that it is more likely than not, that the carrying value will not be recoverable. As a result, during the fourth quarter of 2019 the Company recorded a charge of $2,944,000 to impair the carrying value of the technology related intangible. This charge was recorded within the caption, “Loss on impairment” in the accompanying consolidated statements of operations.

The Company’s goodwill balance was determined to be impaired as of the balance sheet date due to the adverse financial results for 2019, the negative projected cash results for 2020 and a significant decline in its market capitalization. The Company concluded that the fair value of the reporting unit was less than the carrying amount in excess of goodwill. As a result, during the fourth quarter of 2019 the Company recorded a $12,564,000 impairment charge, which is presented within the caption, “Loss on impairment” in the accompanying consolidated statements of operations. The Company is no longer manufacturing or selling the DenerveX device but continues to explore possible opportunities to monetize such technology.

Note 8 – Related Party Transactions

Consulting Expense

The Company entered into an oral consulting arrangement with St. Louis Family Office, LLC, controlled by Jimmy St. Louis, former CEO of RMS, in January 2019 in the amount of $10,000 per month plus benefits reimbursement for advisory services. The Company terminated this agreement effective June 30, 2019. For the year ended December 31, 2020 and December 31, 2019, the Company expensed approximately $0 and $68,000 respectively in consulting fees to St. Louis Family Office.

The Company entered into a consulting agreement with Strategos Public Affairs, LLC (Strategos) on February 15, 2019 for a period of twelve months, unless otherwise terminated by giving thirty days prior written notice. A close family member of the Company’s prior CEO is a partner in Strategos. The monthly fee started at $4,500 and increased to approximately $7,500 per month. Strategos provided information to key policymakers in the legislature and executive branches of government on the benefits of the cellular therapies offered by LHI, advocated for legislation that supports policies beneficial to patient access and opposed any legislation that negatively impacts the Company’s ability to expand treatment opportunities, and position the Company and its related entities as the expert for information and testimony. The Company terminated this agreement in March 2020. For years ended December 31, 2020 and December 31, 2019 the Company expensed approximately $15,000 and $71,000, respectively.

Officers and Board Members and Related Expenses

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

In connection with the April Offering, the Company’s former CEO, William Horne, entered into an amendment letter to his employment agreement which provides that his salary will be reduced to $0 per month. This agreement was amended on July 29, 2020 to provide that Mr. Horne will receive a monthly base salary of $12,500 effective on June 1, 2020 and that his base salary will increase to $20,833 per month upon the first day of the month when the Company completes a Qualified Financing. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 (the “Deferred Salary”) until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such Deferred Salary. On September 29, 2020, Mr. William Horne resigned as the Company’s CEO and President but will remain on the Board of Directors.

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee, in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair and the Compensation Committee Chair to $2,500. For the year ended December 31, 2020 and December 31, 2019, the Company expensed approximately $93,000 and $125,000 in compensation and Board of Director fees to Mr. Monteleone, respectively.

For the year ended December 31, 2020 and December 31, 2019, the Company expensed $12,500 and $5,000 for Board of Director fees to Michael Yurkowsky, respectively. Mr. Yurkowsky entered into an oral agreement with the Company on October 1, 2020 in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors.

Debt and Other Obligations

The short-term related party notes as of December 31, 2019 of $1,635,000 is comprised of four loans made to the Company during 2019, by Horne Management, LLC, controlled by former CEO, William E. Horne. These were advanced for working capital purposes and had the terms as indicated below.

A loan for $900,000 was made on July 25, 2019. This loan accrues interest at 5.5% and is due and payable upon demand of the creditor.

A loan for $350,000 was made on September 26, 2019 with the following terms:

●	12% interest rate with a maturity date of March 26, 2020.
●	The Company was unable to pay back the principal and interest by November 26, 2019; therefore, it issued to Lender a three-year warrant to purchase 400,000 shares of the Company’s common stock with a purchase price of $0.75 per share in accordance with the terms of the note.
●	The Company was unable to pay back the loan on March 26, 2020, therefore, the interest rate increased to 15%.

A loan for $150,000 was made on October 28, 2019 with the following terms:

●	12% interest rate with a maturity date of April 28, 2020.
●	The Company was unable to pay back the principal and interest by December 28, 2019; therefore, it issued to Lender a three-year warrant to purchase 171,429 shares of the Company’s common stock with a purchase price of $0.75 per share in accordance with the terms of the note.
●	If the Company is unable to pay the loan as of April 28, 2020, the interest rate increases to 15%.

A loan for $235,000 was made on November 13, 2019 with the following terms:

●	12% interest rate with a maturity date of May 13, 2020.
●	The Company was unable to pay back the principal and interest by January 13, 2020; therefore in January 2020 it issued to Lender a three-year warrant to purchase 268,571 shares of the Company’s common stock with a purchase price of $0.75 per share in accordance with the terms of the note.
●	If the Company is unable to pay the loan as of May 13, 2020, the interest rate increases to 15%.

In connection with the April Offering, Mr. Horne’s notes were extinguished for 4,368,278 common shares and 4,368,278 warrants resulting in a gain on extinguishment of approximately $1,300,000.

Change in Control

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC, Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC”) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company. On July 28, 2020, the Company issued an aggregate of 15,518,111 shares of its common stock to FWHC upon the conversion of its issued Series D Convertible Preferred Stock. The Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations for the Series D Convertible Preferred Stock. On September 11, 2020, with the closing of the Rights Offering, FWHC was issued 123,031,819 shares of Preferred A for conversion of the outstanding promissory notes from April 2020, 75,162,429 shares of Preferred A Stock for conversion of the April Secured Note, 35,860,079 shares of Preferred A Stock for conversion of the Hawes Notes, and 117,362,143 shares of Preferred A Stock issued at upon the closing Rights Offering. FWHC was also issued 273,356,676 10-year warrants at $0.014 upon the closing of the Rights Offering.

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

Rights Offering

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

On September 11, 2020, the registered rights offering (Registration No. 333-239629) of the Company expired. Pursuant to the Rights Offering, on September 24, 2020, the Company issued (i) 15,235,381 shares of its Series A Preferred Stock at a price of $0.014 per share to holders of its common stock who validly exercised their subscription rights prior to the expiration time and (ii) 203,049,643 shares of its Series A Preferred Stock to the standby purchasers as part of the standby commitment. A total of 218,285,024 shares of Series A Preferred Stock were issued during the Rights Offering. The Rights Offering, including the standby component, resulted in gross proceeds to the Company of $3,055,985 excluding issuance costs of approximately $320,000. While the Rights Offering expired on September 11, 2020, it was not consummated until September 24, 2020 while logistical closing conditions including the calculation and clearance of funds were being processed.

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

On April 25, 2019, the Company issued 4,225,634 shares of common stock valued at $0.40 per share to Mr. William E. Horne, the Company’s former CEO, in a restricted stock award which was 100% vested when issued. The Company recognized approximately $1,690,000 of compensation expense during the year ended December 31, 2019 related to the restricted stock award. This restricted stock award was issued pursuant to his employment agreement with the Company, which stated that this restricted stock award (as well as the incentive stock options issued in the quarter ended March 31, 2019) would be fully vested if not issued within fifteen days of the Merger. Neither award was issued within that time frame and both awards became fully vested when issued. The aggregate number of shares of common stock from these two awards is 4,475,634 and was calculated based on 7% of the Company’s issued and outstanding common stock as of the closing of the Merger.

During the year ended December 31, 2019, 715,279 shares were issued pursuant to conversions of 2,650 shares of Series B Convertible Preferred Stock and 50,367 shares for accrued dividends thereunder.

In conjunction with the Series D Preferred financing (See Note 14), the Company offered the Series B warrant holders the option to exchange their warrants on the basis of 1 warrant for 0.40 common shares. Warrant holders chose to exchange 1,007,813 warrants with a fair value of approximately $75,000 for 403,125 shares of common stock in 2019. The Series B Warrants were adjusted to fair value on the date of the exchange with the change in fair value being recorded in earnings. The fair value of the common stock issued was $73,000 which approximated the fair value of the Series B Warrants exchanged.

In February 2020, the Company issued LilyCon Investments $35,000 in shares of the Company’s common stock at a weighted average share price of $0.32 per share for a total of 109,375 shares per the terms of the consulting agreement executed in February 2019.

On April 23, 2020, Horne Management, LLC agreed to convert its notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities were offered to investors for purchase at the Rights Offering, which was $0.014, and is exercisable beginning on the day immediately following the closing of the Rights Offering.

On July 28, 2020, the Company issued an aggregate of 17,893,076 shares of its common stock upon the conversion of all of its issued and outstanding Series B and Series D Convertible Preferred Stock. The Series B and D Convertible Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations for the Series D Convertible Preferred Stock.

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

On September 11, 2020, 1,000,000 warrants were converted to common stock upon the closing of the Rights Offering for a certain warrant holder.

For the year ended December 31, 2020, 4,020,031 Series A Preferred Stock were converted to common stock at the request of certain Rights Offering participants.

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

Additionally, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A Preferred Stock to the holders of outstanding promissory notes, issued in April 2020, in the aggregate principal amount and accrued interest of $4,483,617. Included in this issuance, FWHC was issued 123,031,819 shares of Preferred A for conversion of the outstanding promissory notes from April 2020, 75,162,429 shares of Preferred A Stock for conversion of the April Secured Note and 35,860,079 shares of Preferred A Stock for conversion of the Hawes Notes (see Note 11). The notes were converted pursuant to a mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act.

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

Series B Convertible Preferred Stock

Voting Rights

Holders of Series B Convertible Preferred Stock (“Series B Holders”) have the right to receive notice of any meeting of holders of common stock or Series B Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series B Preferred Stock. Each Series B Holder shall vote on each matter submitted to them with the holders of common stock.

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

On January 8, 2019, the Company completed the issuance of Convertible Notes with a conversion price of $0.40. As a result, the exercise price on all of the warrants issued with the Series B Convertible Preferred Stock was adjusted downward to $0.36.

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

Series B and Series D Convertible Preferred Stock Conversions and Repurchase

During the year ended December 31, 2019, 9,250 shares of Series B Convertible Preferred Stock, par value $0.001, and accrued dividends were assumed with the Merger and an aggregate of 2,650 shares of Series B Convertible Preferred Stock, and accrued dividends, were subsequently converted into an aggregate of 715,279 shares of the Company’s common stock.

On July 28, 2020, the Company issued an aggregate of 17,893,076 shares of its common stock upon the conversion of all of its issued and outstanding Series B and Series D Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations for the Series D Convertible Preferred Stock. As of December 31, 2020, the Company does not have any Series B or Series D Convertible Preferred Stock outstanding.

Debt Conversion

Convertible Notes and Promissory Note to Related Party

The $750,000 convertible notes payable assumed in the Merger had a fair value of approximately $598,000 on the acquisition date. Subsequently, on February 6, 2019, $100,000 of the outstanding Convertible Notes was converted into an aggregate of 250,000 shares of common stock, eliminating $100,000 of the Company’s debt obligation. The debt was converted into shares of common stock at $0.40 per share, in accordance with the SPA (see Note 11).

On September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A Preferred Stock to the holders of outstanding promissory notes, issued in April 2020, in the aggregate principal amount and accrued interest of $4,483,617. Included in this issuance, FWHC was issued 123,031,819 shares of Preferred A for conversion of the outstanding promissory notes from April 2020, 75,162,429 shares of Preferred A Stock for conversion of the April Secured Note and 35,860,079 shares of Preferred A Stock for conversion of the Hawes Notes (see Note 11). The notes were converted pursuant to a mandatory conversion triggered by the completion of the Rights Offering.

Stock-Based Compensation Plan

The Company utilizes the Black-Scholes valuation method to recognize stock-based compensation expense over the vesting period. The expected life represents the period that the stock-based compensation awards are expected to be outstanding.

Stock Option Activity

For the years ended December 31, 2020 and 2019, the Company recognized approximately $1,000 and $95,000 of stock option expense, respectively. The expense for the year ended December 31, 2019 is primarily related to an option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s former CEO, William E. Horne, pursuant to his employment agreement. These options were immediately vested upon issuance.

As of December 31, 2020, all outstanding stock options were fully vested, and related compensation expense recognized.

The following is a summary of stock option activity for the years ending December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2018	—	—	—
Assumed with the RMS merger transaction	557,282	$2.78	6.06
Granted	250,000	0.40	9.02
Expired/Cancelled	(382,282)	2.86	—
Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	—	—	—
Expired/Cancelled	(15,000)	1.35	—
Outstanding and exercisable at December 31, 2020	410,000	$1.39	6.72

Non-Controlling Interest

For the years ended December 31, 2020 and 2019, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities which own their respective clinics; however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management agreement. Based on these agreements, the Company has the responsibility to oversee and make decisions on behalf of the clinics, except for medical care and procedures. Beginning in January 2018, the Company adopted the policy for all of the VIEs that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income each month for each VIE to a net of zero. Due to this policy, there was no change in the non-controlling interest for the years ended December 31, 2020 or 2019 related to the net income (loss) as it was $0 each month through the management fee charged by the Company.

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

As of December 31, 2020, the Company had 538,109,409 shares outstanding of Series A Preferred Stock which converts on a 1:1 ratio to common stock and would be considered dilutive upon conversion. There is no difference between the basic and diluted net loss per share when including 23,937,765 warrants (exercise price of $0.016 and higher) and 410,000 common stock options that are outstanding as they are considered anti-dilutive and excluded for the year ended December 31, 2020 due to the net loss. This does not consider 387,126,145 warrants outstanding at December 31, 2020 as their exercise price is below the current stock price. For the year ended December 31, 2019, there was no difference between the basic and diluted net loss per share: 44,806,076 warrants and 425,000 common stock options outstanding were considered anti-dilutive and were excluded.

Note 10 – Commitments & Contingencies

Consulting Agreements

The Company entered into an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $5,000 per month. Additionally, 62,500 shares of common stock at $0.29 per share was issued in connection with a separate agreement on August 29, 2019. The Company incurred expense of approximately $10,000 and $83,000 for the years ended December 31, 2020 and 2019, respectively, related to these agreements.

The Company entered into a consulting agreement with LilyCon Investments, LLC effective February 1, 2019 for services related to evaluation and negotiation of future acquisitions, joint ventures, and site evaluations/lease considerations. The duration of the consulting agreement is for a period of twelve months in the amount of $12,500 per month with a $15,000 signing bonus. Either party may terminate this agreement with or without cause upon 30 days written notice. The agreement also provides LilyCon Investments with $35,000 in stock (to be calculated using an annual variable weighted average price from February 2019 through January 2020) to be granted on the one-year anniversary of this agreement, if the agreement has not been terminated prior to that date. For years ended December 31, 2020 and 2019, the Company expensed a total of approximately $65,000 and $153,000, respectively, in compensation to LilyCon Investments. In February 2020, the Company issued LilyCon Investments $35,000 in shares of H-CYTE stock at an average share price of $0.31 per share for a total of 106,061 shares per the terms of the agreement. In March 2020, this agreement was modified to lower the monthly payment amount to $5,000. This agreement was terminated effective April 1, 2020.

The Company entered into a consulting agreement with Goldin Solutions, effective August 4, 2019, for media engagement and related efforts, including both proactive public relations and crisis management services. The agreement has a minimum term of six months, with a $34,650 monthly fee plus expenses payable each month, with the exception of a first month discount of $12,600. For year ended December 31, 2020 and December 31, 2019, the Company expensed $99,000 and $162,000, respectively. The Company terminated this agreement in March 2020.

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Technology Officer (Research) of the Company. The agreement has a minimum term of six months with an average fee of $20,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered.

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2020, the Company had no litigation matters in which the Company believes require any accrual or disclosure.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, LI Scottsdale, and LI Tampa. For the years ending December 31, 2020 and 2019 payments totaling approximately $36,000 and $141,000, respectively, were made to these physicians’ legal entities. Due to the Company ceasing operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, LI Scottsdale, and LI Tampa, the guaranteed payments for these clinics were suspended due to COVID-19 in March 2020. The Company will resume these guaranteed payments in April 2021.

Rion Agreements

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute (post FDA approval) a biologic for chronic obstructive pulmonary   disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel biologics technology to harness the healing power of the body. Rion’s innovative technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop proprietary biologics.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of the biologic.

With these agreements, Rion will serve as the product supplier and contracted preclinical development arm of the biologic. H-CYTE will control the commercial development and the clinical trial investigation. After conducting the clinical efficacy trials of this biologic, H-CYTE intends to pursue submission of a Biologics License Application (“BLA”) for review by the FDA for treatment of COPD.

An additional $350,000 in expense is expected to be incurred per the Rion agreements. At this time, the Company is not able to estimate when this expense will occur. The Company has recorded research and development expense of $1,150,000 and $0 related to Rion, for the years ended December 31, 2020 and 2019, respectively.

Note 11 – Debt

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

The Company reached an extension with the remaining noteholder, George Hawes, which extended the maturity date of the Hawes Notes for one year, until September 30, 2020. The notes had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon the September 30, 2019 extension of $424,615. In connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020. The Hawes Notes were purchased by the Investor from its original holder, George Hawes, on March 27, 2020. The Hawes Notes had a principal balance of $424,615 as of December 31, 2019. The amendment to the Hawes Notes among other things, eliminates the requirement that the Company make monthly payments of accrued interest. The Company determined the proper classification of the amendment based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in the present value of cash flows of the modified debt was less than 10% when compared to the present value of the cash flows of the original debt, extinguishment accounting did not apply. The effective interest rate was reassessed resulting in an effective interest rate of 11.90% and interest expense as of September 30, 2020, of approximately $10,000. The Company converted the Hawes Notes plus accrued interest into 35,860,079 shares of Preferred A shares on September 11, 2020, upon the closing of the Rights Offering.

Notes Payable

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $67,000 and $78,000 at December 31, 2020 and December 31, 2019. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of approximately $1,900.

The short-term notes with related party were issued by the Company during 2019, and as of March 31, 2020 consisted of four loans totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by former CEO, William E. Horne for working capital purposes. The loans bore interest rates ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans were repaid and 840,000 warrants were issued at an exercise price of $0.75 per share in the fourth quarter of 2019 and the first quarter of 2020. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities were offered to investors for purchase at the Rights Offering totaling $0.014 and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Rights Offering and (y) November 1, 2020. The Rights Offering closed on September 11, 2020. On the date of the transaction, the carrying amount of the note and accrued interest was approximately $1,717,000. The fair value of the Common Stock was valued based on the trading market price on the date of the transaction and the warrants were valued using a Lattice model. The fair value of the Common Stock and warrants issued in the transaction was approximately $218,000 and $199,000, respectively. Since the fair value of the common stock and warrants was less than the carrying amount of the note, the Company recorded a gain on extinguishment of the debt of approximately $1,300,000.

On March 27, 2020, the Company issued a demand note (the “Note”) in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the Note to reflect a new principal amount of $1,000,000 (the “April Secured Note”). The April Secured Note bears simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering.

On September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A Preferred Stock to the holders of outstanding promissory notes, issued in April 2020, in the aggregate principal amount and accrued interest of $4,483,618. Included in this issuance, FWHC was issued 123,031,819 shares of Preferred A for conversion of the outstanding promissory notes from April 2020, 75,162,429 shares of Preferred A Stock for conversion of the April Secured Note and 35,860,079 shares of Preferred A Stock for conversion of the Hawes Notes (see Note 11). The notes were converted pursuant to a mandatory conversion triggered by the completion of the Rights Offering.

All notes payable, except the promissory note having an outstanding balance of $67,000, were extinguished during the year ended December 31, 2020.

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

3) any payment on a covered rent obligation; and

4) any covered utility payment

The amount forgiven will be calculated (and may be reduced) in accordance with the Paycheck Protection Program criteria set by the SBA. Not more than 40% of the amount forgiven can be attributed to non-payroll costs, as listed above. As long as a borrower submits its loan forgiveness application within ten months of the completion of the Covered Period (as defined below), the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by SBA. If the loan is fully forgiven, the borrower is not responsible for any payments. If only a portion of the loan is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the borrower on or before the maturity date of the loan. Interest accrues during the time between the disbursement of the loan and SBA remittance of the forgiveness amount. The borrower is responsible for paying the accrued interest on any amount of the loan that is not forgiven. The lender is responsible for notifying the borrower of remittance by SBA of the loan forgiveness amount (or that SBA determined that no amount of the loan is eligible for forgiveness) and the date on which the borrower’s first payment is due, if applicable. The Company plans on filing its forgiveness application in early 2021. The Company believes a majority of the PPP loan will be forgiven.

Note 12 – Derivative Liability – Warrants And Redemption Put

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

Derivative Liability - Warrants

Beginning balance as of December 31, 2018	$—
January 8, 2019 – date of dilutive financing	1,215,678
Exchange for common stock	(72,563)
Fair value adjustments	(827,260)
Balance at December 31, 2019	315,855
Series D Warrant reclass from equity to liability classification	509,764
Warrants issued with modification of Horne Management Notes	198,994
Warrants issued with April 17, 2020 financing	6,148,816
Fair value adjustments	(2,986,853)
Warrant reclassification from liability to equity classification	(4,186,576)
Balance at December 31, 2020	$—

Redemption Put Liability

Beginning balance as of December 31, 2018	$—
November 15, 2019 – date of issuance	614,095
Fair value adjustments	(346,696)
Balance at December 31, 2019	$267,399
Issuance of Series D Convertible Preferred Stock	5,305
Fair value adjustments	(272,704)
Balance at December 31, 2020	$—

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of December 31, 2020 and December 31, 2019.

(2)	Upon the closing of the Rights Offering on September 11, 2020, the Derivative Liability- Warrants was no longer applicable, and its fair value was reclassed to stockholder’s equity.

(3)	The Series D Convertible Preferred Stock was converted into common stock on July 28, 2020 at which time the Redemption Put Liability was no longer applicable, and its fair value was adjusted to zero and the extinguishment was recorded to income.

Derivative Liability- Warrants

Series B Warrants

In connection with the securities purchase agreements executed in May 2018 (which the Company assumed in the Merger), whereby 108,250 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Shares”) and warrants were issued to purchase 2,312,500 shares of the Company’s common stock (“Series B Warrants”). The Series B Warrants had a three-year term at an exercise price of $0.75. The Series B Warrants contain two features such that in the event of a downward price adjustment the Company is required to reduce the strike price of the existing warrants (first feature or “down round”) and issue additional warrants to the award holders such that the aggregate exercise price after taking into account the adjustment, will equal the aggregate exercise price prior to such adjustment (second feature or “anti-dilution”).

On January 8, 2019, the Company issued equity securities which triggered the down round and anti-dilution warrant features. As a result, the exercise price of the warrants was lowered from $0.75 to $0.40 and 2,023,438 additional warrants were issued. The inclusion of the anti-dilution feature caused the warrants to be accounted for as liabilities in accordance with ASC Topic 815. The fair market value of the warrants of approximately $1,200,000 was recorded as a derivative liability as a measurement period adjustment to the purchase price allocation in the third quarter of 2019.

As part of the April 2020 offering, the majority holders of the Series B Warrants agreed to terminate all anti-dilution price protection in their warrants and adjusted the exercise price to equal the price per share at which shares of preferred stock are offered for purchase in the Rights Offering. The Company issued an additional 296,875 warrants to a certain Series B holder as compensation to terminate their anti-dilution price protection. The Company also issued 1,292,411 warrants to a certain Series B holder who was non-responsive in the Company’s request to terminate their anti-dilution price protection. The modification resulted in an increase of approximately $71,000 to the fair value of the derivative liability related to the Series B Warrants. In addition, the Company recorded a change in fair market value of approximately $317,000 to the fair value of the derivative liability before the reclass to equity.

Upon the closing of the Rights Offering, which occurred on September 11, 2020, the exercise price of the Series B Warrants became fixed at $0.014 and the warrants then met the conditions for equity classification. Consequently, they were revalued as of the date of the Rights Offering using a Lattice valuation technique with the following assumptions: Trading market price- $0.027, estimated exercise price- $0.014, volatility- 222%-260%, risk free rate- 0.12%-0.13% and an estimated remaining term ranging from 0.7 to 1.33 years. The fair value of the Series B Warrants totaling $73,805 was then reclassed from a derivative liability to stockholders’ equity.

Series D Warrants

In conjunction with the Series D Preferred Financing, the Company originally issued Series D warrants to purchase 14,944,753 shares of Common Stock with an exercise price of $0.75 per share. At inception, the Series D warrants met all the criteria to be classified as equity. As part of the April Offering, the exercise price of the Series D Warrants was reduced to the price per share at which shares of preferred stock are offered for purchase in the Offering. The modification of the exercise price resulted in the warrants requiring liability classification. The Series D Warrants were measured at fair value before and after the modification, resulting in a fair market value of approximately $510,000 when the warrants were reclassified to a liability on July 28, 2020.

Upon the closing of the Rights Offering, which occurred on September 11, 2020, the exercise price of the Series D Warrants became fixed at $0.014 and the warrants then met the conditions for equity classification. Consequently, the Series D Warrants were revalued as of the date of the Rights Offering using a Lattice valuation technique with the following assumptions: Trading market price- $0.027, estimated exercise price- $0.014, volatility- 111%, risk free rate- 0.67% and an estimated term of 9.2 years. The fair value of the Series D Warrants totaling $337,400 was then reclassed from a derivative liability to stockholders’ equity.

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

Upon the closing of the Rights Offering, which occurred on September 11, 2020, the exercise price of the Horne Warrants became fixed at $0.014 and the warrants then met the conditions for equity classification. Consequently, the Horne Warrants were revalued as of the date of the Qualified Financing using a Lattice valuation technique with the following assumptions: Trading market price- $0.027, estimated exercise price- $0.014, volatility- 103%, risk free rate- 0.67% and an estimated term of 10 years. The fair value of the Horne Warrants totaling $107,123 was then reclassed from a derivative liability to stockholders’ equity.

April Bridge Loan and Converted Advance Warrants

The April Offering entitled the investors to warrants with the right to purchase up to 100% of the aggregate number of shares of Common Stock into which the Purchaser’s Note may ultimately be converted. The Company also received a $1,000,000 advance which was converted into the April Secured Note and April Secured Note Warrants in April 2020. The April Secured Note Warrants entitle the holder to purchase up to 200% of the aggregate number of shares of Common Stock into which the April Secured Note may ultimately be converted.

The Company received an aggregate of $2,842,695 in gross proceeds through the April Offering and an advance of $1,000,000 from the April Secured Note. The Company expected the price per share at which securities would be offered for purchase in the Rights Offering to be $0.014 resulting in the assumption there would be approximately 203,050,000 and 142,857,000 shares issuable upon exercise of the Purchaser Warrants and the April Secured Note Warrants, respectively. The warrants were valued using a Lattice model with the following assumptions: Trading market price- $0.05, estimated exercise price- $0.014, volatility- 103%, risk free rate- 0.65% and an estimated term of 10 years. At inception, the estimated fair value of the Purchaser Warrants and the April Secured Note Warrants was approximately $3,279,000 and $2,869,000, respectively for a total of approximately $6,149,000.

Upon the closing of the Rights Offering which occurred on September 11, 2020, the exercise price of the Purchaser and April Secured Note Warrants became fixed at $0.014 and the Company then had sufficient authorized and unissued shares available to satisfy all their commitments under their equity-linked contracts. There are 212,821,929 and 150,324,857 shares issuable upon exercise of the Purchaser and the April Secured Note Warrants, respectively for a total of 363,146,786 warrants. The Warrants were revalued as of the date of the Rights Offering using a Lattice valuation technique with the following assumptions: Trading market price- $0.027, estimated exercise price- $0.014, volatility- 107%, risk free rate- 0.67% and an estimated term of 10 years. The fair value of the Warrants of $3,668,247 was then reclassed from a derivative liability to stockholders’ equity.

When the Company entered into the April Offering and revised the exercise price of the warrants to the price per share at which shares of preferred stock are offered for purchase in the Rights Offering, they no longer had sufficient authorized and unissued shares available to satisfy all their commitments to issue shares under their equity-linked contracts. The Company has adopted the sequencing approach based on the earliest issuance date. Therefore, warrants issued before the April Offering did not require liability classification, while Warrants issued with the April financing, or subsequently, will be classified as liabilities until such time the Company has sufficient authorized shares.

The derivative liability - warrants has been remeasured as a change in fair value, of approximately $2,987,000 and $827,000 has been recorded as a component of other income  in the Company’s consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively.

The fair value of the derivative liability included on the consolidated balance sheets was approximately $0 and $316,000 as of December 31, 2020 and 2019, respectively.

In conjunction with the Series D Preferred financing in 2019 (See Note 14), the Company offered the Series B warrant holders the option to exchange their warrants on the basis of 1 warrant for 0.40 common shares. Warrant holders chose to exchange 1,007,813 warrants with a fair value of approximately $75,000 for 403,125 shares of common stock with a fair value of approximately $73,000. On the date of the exchange, the Series B Warrants were first adjusted to fair value with the change in fair value being recorded in earnings.

Redemption Put Liability

As described in Note 14, the redemption put provision embedded in the Series D financing required bifurcation and measurement at fair value as a derivative. If the redemption put provision is triggered, it allows either payment in cash or the issuance of “Trigger Event Warrants”. Accordingly, the fair value of the Redemption put liability considered management’s estimate of the probability of cash payment versus payment in Trigger Event Warrants and was valued using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision was significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. On July 28, 2020, the Series D Preferred Stock was converted into Common Stock, at which time the redemption put was no longer applicable and the fair value of the redemption put was adjusted to $0.

The fair market value of the redemption put liability at inception was approximately $614,000 which was recorded as a liability and remeasured to fair value at the end of each reporting period. The change in fair value of approximately $273,000 and $347,000 was recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the year ended December 31, 2020 and 2019, respectively. The fair value of the redemption put liability included on the consolidated balance sheet was approximately $0 and $267,000 as of December 31, 2020 and 2019, respectively.

Note 13 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the years ended December 31, 2020 and December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Assumed as of the January 8, 2019 merger	12,108,743	$1.38	1.53
Exchanged	(1,007,813)	0.40	—
Expired	(2,183,478)	2.73	—
Issued	35,888,624	$0.73	5.36
Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59

Issued	369,617,896	0.01	10.05
Exercised	(1,000,000)	0.01	—
Total outstanding and exercisable at December 31, 2020	413,423,972	0.015	10.30

The fair value of all warrants issued are determined by using the Lattice and Black-Scholes valuation techniques (see Note 12) and were assigned based on the relative fair value of both the common stock and the warrants issued. The inputs used in the Lattice and Black-Scholes valuation techniques (see Note 12) to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Private placement	1/8/2019	5,000,000	$0.40	$0.75	$0.24	3 years	2.57	115.08
Antidilution provision(1)	1/8/2019	2,023,438	$0.40	$0.40	$0.28	3 years	2.57	115.08
Private placement	1/18/2019	6,000,000	$0.40	$0.75	$0.23	3 years	2.60	114.07
Private placement	1/25/2019	1,250,000	$0.59	$0.75	$0.38	3 years	2.43	113.72
Private placement	1/31/2019	437,500	$0.54	$0.75	$0.34	3 years	2.43	113.47
Private placement	2/7/2019	750,000	$0.57	$0.75	$0.36	3 years	2.46	113.23
Private placement	2/22/2019	375,000	$0.49	$0.75	$0.30	3 years	2.46	113.34
Private placement	3/1/2019	125,000	$0.52	$0.75	$0.33	3 years	2.54	113.42
Private placement	3/8/2019	150,000	$0.59	$0.75	$0.38	3 years	2.43	113.53
Private placement	3/11/2019	2,475,000	$0.61	$0.75	$0.40	3 years	2.45	113.62
Private placement	3/26/2019	500,000	$0.51	$0.75	$0.32	3 years	2.18	113.12
Private placement	3/28/2019	375,000	$0.51	$0.75	$0.31	3 years	2.18	112.79
Private placement	3/29/2019	62,500	$0.51	$0.75	$0.31	3 years	2.21	112.79
Private placement	4/4/2019	500,000	$0.48	$0.75	$0.29	3 years	2.29	112.77
Private placement	7/15/2019	200,000	$0.53	$1.00	$0.31	3 years	1.80	115.50
Convertible debt extension	9/18/2019	424,000	$0.40	$0.75	$0.25	3 years	1.72	122.04
Private placement of Series D Convertible Preferred Stock	11/15/2019	14,669,757	$0.28	$0.75	$0.19	10 years	1.84	89.75
Short-term note related party	11/26/2019	400,000	$0.20	$0.75	$0.13	3 years	1.58	144.36
Short-term note, related party	12/30/2019	171,429	$0.14	$0.75	$0.08	3 years	1.59	145.29
Short-term note, related party	1/13/2020	268,571	$0.12	$0.75	$0.07	3 years	1.60	145.76
Private placement of Series D Convertible Preferred Stock	1/17/2020	244,996	$0.15	$0.75	$0.13	10 years	1.84	144.30
Granted for bridge financing	4/8/2020	296,875	$0.05	$0.40	$0.02	3 years	0.34	131.82
Short-term note, related party conversion	4/17/2020	4,368,278	$0.05	$0.014	$0.05	10 years	0.65	100.64
Granted for bridge financing(2)	9/11/2020	364,439,176	$0.05	$0.014	$0.017	10 years	0.65	96.97

(1) The Company had warrants that triggered the required issuance of an additional 2,023,438 warrants as a result of the Company’s capital raise that gave those new investors a $0.40 per share investment price which required the old warrant holders to receive additional warrants since their price was $0.75 per share.

(2) The Company had estimated on April 17, 2020 that the number of warrants to be granted for the bridge financing would be 354,836,286. The bridge financing closed on September 11, 2020 in which an additional 8,310,479 warrants were issued above the original estimate for a total of 363,146,765. The fair market value associated with the additional warrants issued was recorded to the change in fair value of derivative liability – warrants prior to being reclassed to equity. Upon closing of the Rights Offering on September 11, 2020, the Company issued warrants to one of the Series B Preferred shareholders of 1,292,411 due to an anti-dilution feature embedded in the Series B warrant.

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

On November 21, 2019, the Company entered into a securities purchase agreement with FWHC HOLDINGS, LLC an accredited investor for the purchase of 146,998 shares of Series D Preferred Stock, par value $0.001 per share and the Series D Warrant resulting in $6.0 million in gross proceeds to the Company (the “FWHC Investment”).

The Company determined that the nature of the Series D Shares was more analogous to an equity instrument, and that the economic characteristics and risks of the embedded conversion option was clearly and closely related to the Series D Shares. As such, the conversion option was not required to be bifurcated from the host under ASC 815, Derivatives and Hedging. The Company recognized a beneficial conversion feature related to the Series D Shares of approximately $623,000 for the year ended December 31, 2019, which was credited to additional paid-in capital, and reduced the income available to common shareholders. Because the Series D Shares can immediately be converted by the holder, the beneficial conversion feature was immediately accreted and recognized as a deemed dividend to the preferred shareholders. Since the Series D Shares are redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, they have been classified as mezzanine equity in the consolidated balance sheets.

The Company determined that the economic characteristics and risks of the embedded redemption provision were not clearly and closely related to the Series D Shares. The Company assessed the embedded redemption provision further, and determined it met the definition of a derivative and required classification as a derivative liability at fair value. On July 28, 2020, the Series D Shares were converted into shares of the Company’s common stock, at which time the redemption put liability was no longer applicable and its fair value was adjusted to $0.

The Company’s approach to the allocation of the proceeds to the financial instruments was to first allocate basis to the redemption put liability at its fair values and the residual value to the Series D Shares and the Series D Warrants. Based upon the amount allocated to the Series D Shares the Company was required to determine if a beneficial conversion feature (“BCF”) was present. A BCF represents the intrinsic value in the convertible instrument, adjusted for amounts allocated to other financial instruments issued in the financing. The effective conversion price is calculated as the amount allocated to the convertible instrument divided by the number of shares to which it is indexed. However, a BCF is limited to the basis initially allocated. After allocating a portion of the proceeds to the other instruments, the effective conversion price was $0.24 compared to the share price of $0.28, resulting in a BCF of $623,045 or $0.04 per share for the year ended December 31, 2019.

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

On January 17, 2020, the Company entered into a securities purchase agreement with an accredited investor for the purchase of 2,450 shares of Series D Convertible Preferred Stock, par value $0.001 per share and a Series D Warrant resulting in $100,000 in gross proceeds to the Company. The Series D Convertible Preferred Stock and Warrants had the same terms as the FWHC Investment. There was no BCF associated with this financing because the effective conversion price after allocating a portion of the proceeds to the other instruments was higher than the share price.

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

For the year ended December 31, 2020, the Company recorded approximately $278,000 in deemed dividends on the Series D Convertible Preferred Stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,401,762. All outstanding shares of Series D Convertible Preferred Stock were converted into 15,773,363 shares of Common Stock on July 28, 2020. The conversion was pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations.

Mezzanine Equity Rollforward (Series D Convertible Preferred Stock)

Balance at January 8, 2019	$-
Issuance of Series D Convertible Preferred Stock	2,869,853
Inception deemed dividend	3,130,147
Deemed dividend (8%)	60,493
Balance at December 31, 2019	6,060,493
Issuance of Series D Convertible Preferred Stock	62,793
Inception deemed dividend	37,207
Deemed dividend (8%)	277,719
Mandatory conversion of Series D Convertible Preferred Stock to Common Stock	(6,438,212)
Balance at December 31, 2020	$-

Series D Convertible Preferred Stock Preferences

Voting Rights

Holders of our Series D Convertible Preferred Stock (“Series D Holders”) have the right to receive notice of any meeting of holders of common stock or Series D Convertible Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series D Convertible Preferred Stock. Each Series D Holder shall vote on each matter submitted to them with the holders of common stock. There are no shares of Series D Convertible Preferred Stock outstanding as of December 31, 2020.

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

Note 15 - Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis difference reverses. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowances is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2020, the Company has not recorded any uncertain tax positions and, therefore, has not incurred any interest or penalties. The Company is not currently under examination by any Federal or State authority and is no longer subject to federal or state examination for years prior to 2017.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows for the years ended December 31:

	2020	2019
Statutory rate – federal	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	5.1	3.0
State NOL true-up	(1.1)	(2.0)
Goodwill impairment	-	(9.0)
Prior year true up	2.7	-
Other permanent differences	3.0	(1.0)
Change in valuation allowances	(30.7)	(13.0)
Income taxes	0.0%	0.0%

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of losses incurred that are considered start-up costs for tax purposes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves and differences between book and tax depreciation and amortization.

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $12.5 million and $10.5 million as of December 31, 2020 and 2019, respectively.

Deferred tax assets and liabilities consist of the following at December 31:

	2020	2019
Deferred Tax Assets:
Federal and state net operating loss carry forwards	$9,512,596	$7,302,375
Capitalized start-up costs	2,210,392	2,483,736
Capitalized research and development costs	462,768	424,390
Patents	41,842	57,907
Share-based compensation	241,177	242,437
Other	112,376	25,405
Total gross deferred tax assets	12,581,151	10,536,250
Deferred Tax Liabilities
Right-of-use asset	(70,914)	—
Total gross deferred tax liabilities	(70,914)	—
Valuation Allowance	(12,510,237)	(10,536,250)
Net deferred tax assets	$—	—

Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss carryforwards before utilization. As of December 31, 2020, the Company had $39.7 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, of which $32.5 million will be carried forward indefinitely for U.S. federal tax purposes and $7.2 million will expire beginning in 2035 to 2037. The Company also has $26.0 million of U.S. state net operating loss carryforwards of which $25.3 million will be carried forward indefinitely and $.7 million that will expire beginning in 2035 to 2037.

Note 16 - Subsequent Events

On January 12, 2021, Mr. William Horne stepped down as Chairman of the board of directors (the “Board”) of H-Cyte, Inc. (the “Company”). Mr. Horne will remain a member of the Board.

On January 12, 2021, Mr. Raymond Monteleone was appointed the new Chairman of the Board. Mr. Monteleone is a current member of the Board.

As of March 24, 2021, an additional 8,950,400 Series A Preferred Stock was converted into Common Stock at the request of certain Series A Preferred Stockholders.

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

Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020, the end of our fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants to help mitigate these material weaknesses.

In light of the conclusion that our internal disclosure controls were ineffective as of December 31, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, we determined that control deficiencies existed that constituted material weaknesses.

●

an ineffective control environment due to an insufficient complement of qualified accounting personnel with an appropriate level of knowledge and experience, related to some of the Company’s more complex transactions, with generally accepted accounting principles and SEC financial reporting,

●	ineffective control activities and monitoring controls due to the lack of segregation of duties, insufficient analysis of certain accounts and inadequate financial reporting systems.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below.

Management believes this lack of internal expertise has been somewhat mitigated by continuing to retain experts and consultants with the necessary expertise for the year ended 2020. This material weakness in the Company’s disclosure controls and procedures will be further remediated in 2021.

Management believes continuing to use qualified consultants and experts to help with the Company’s more complex transactions, along with the implementation of a new accounting software system in 2021, will help remediate the material weaknesses described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remediation measures and the effectiveness of our internal controls over financial reporting on an ongoing basis.

As a result of the material weaknesses described above, our CEO, CFO, and Controller concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation SK Item 308(b).

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of three (3) members: William E. Horne, Raymond Monteleone, and Michael Yurkowsky.

Our current executive officers are Robert Greif, Chief Executive Officer and Jeremy Daniel, Chief Financial Officer.

Directors and Executive Officers

The following table provides information as of March 24, 2021 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Robert Greif	Chief Executive Officer	55
Jeremy Daniel	Chief Financial Officer	44
Raymond Monteleone	Chairman of the Board (1)	73
Michael Yurkowsky	Director	47
William E Horne	Director	66

(1)	Chairman of audit committee and compensation committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

Raymond Monteleone

Raymond Monteleone serves managerial and consultative roles at several enterprises. Mr. Monteleone currently serves as the chairman and president of Paladin Global Partners, LLC since 2007; a board member and vice president of Dannelly, Monteleone & Associates, LLC since 2010; sits on the board of Chenmoore Engineering Inc. since 2015; is a managing member at Diner Investment Partners, LLC since 2016 and Uyona Management, LLC since 2013; a managing member and the chief financial officer at HBRE, LLC since 2013 and Horne Management, LLC since 2011; and the president at Monteleone & Associates Consulting, Inc. since 2005. Mr. Monteleone received a college degree from the New York Institute of Technology and an MBA degree from Florida Atlantic University. Mr. Monteleone is until recently was the interim CFO of LVI Intermediate Holdings, Inc.

A former partner with Arthur Young (now EY), Raymond Monteleone joined H-CYTE after working closely with several large and small companies serving as board member and/or advisor, specializing in strategic planning, health care, tax and financial planning and corporate management. Mr. Monteleone previously held officer positions with Sensormatic Electronics Corporation, a billion-dollar company listed in the New York Stock Exchange and was a member of the Board of Directors of Rexall Sundown, Inc., a large public entity. He also previously served as an officer working closely with the Board of Directors of Laser Spine Institute (“LSI”) and worked as deputy commissioner, chief operating officer, and chief financial officer with the Florida Department of Education. He attended an exclusive Arthur Young Harvard Business School program and earned his MBA from Florida Atlantic University. Considered an expert in financial analysis and business management, Mr. Monteleone is regularly featured as a lecturer at various universities and professional associations.

William E. Horne

William “Bill” Horne is a founder and former Chief Executive Officer and Chairman of the Board of Laser Spine Institute. From 2005 to 2015, Mr. Horne served as the company’s CEO, expanding the homegrown organization from one facility with nine employees, to seven state-of-the-art surgery centers with more than 1,000 employees across six states, while driving annual revenues as high as $288M during his tenure. In his role as Chairman of the Board, he led the strategic direction of the company, which has made it possible for more than 75,000 patients to take back their lives from chronic pain with its minimally invasive spine procedures.

Michael Yurkowsky

Michael Yurkowsky operates his own family office, YP Holdings LLC, which has an investment portfolio of 50 private companies and participated in over 100 financing transactions with public companies since 2012. Previously Mr. Yurkowsky managed his own hedge fund and worked as a broker at several national broker-dealer firms.

Michael Yurkowsky comes to H-CYTE with more than 25 years of experience in financial services. Mr. Yurkowsky spent the first ten years of his career working as a broker with several national broker-dealers and as a licensed investment banker. He went on to start and manage his own hedge fund, specializing in debt arbitrage. In 2012, he opened his own family office, YP Holdings LLC, which has invested in more than 50 private companies and participated in more than 100 public company financing transactions. Throughout his career, Mr. Yurkowsky has served on multiple public and private boards and has been involved in several M&A transactions.

NON-DIRECTOR EXECUTIVE OFFICERS

Chief Executive Officer – Robert Greif

Prior to joining the Company, Robert Greif was the Chief Commercial Officer and business development Leader at Atox Bio, Inc. from February 2019 to November 2019. At Atox, Mr. Greif built the North American commercial organization in preparation for the launch of a first-in-class immunomodulatory. Prior to joining Atox, Mr. Greif led the commercial operations of rEvo Biologics, Inc., an orphan disease biotechnology company from May 2011 to February 2019. He also held a variety of business unit and commercial leadership roles at United Health Group Incorporated, Boehringer Ingelheim Group and Sanofi SA. The Company believes that Mr. Greif’s strong track record leading high-growth pharmaceutical and biotech businesses makes him qualified to serve in his role with the Company. The Company currently has a one-year employment agreement with Mr. Greif.

Chief Financial Officer – Jeremy Daniel

Jeremy Daniel has been the Chief Financial Officer of Regenerative Medicine Solutions, LLC (“RMS”) since 2013. Prior to that, Mr. Daniel worked in the private sector in the accounting and finance field for the past twenty years. Mr. Daniel is a Certified Public Accountant and received a college degree from the University of Cincinnati and an MBA degree from Xavier University. The Company currently does not have any employment agreement with Mr. Daniel.

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

Board Committees and Independence

Our board of directors has established an audit committee and a compensation committee, each of which operates under a charter that has been approved by our board.

The corporate governance committee is in the process of being formulated.

Mr. Monteleone chairs the audit committee. The audit committee’s main function is to oversee the financial health of the Company. Mr. Monteleone also chairs the compensation committee.

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

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Greif, CEO	2020	104,580	80,000	-	-	184,580
	2019	-	-	-	-	-
Jeremy Daniel, CFO	2020	200,000	-	-	-	200,000
	2019	189,583	-	-	-	189,583
William E. Horne, former CEO	2020	144,786	-	-	-	144,786
	2019	600,000		82,620	1,690,254	2,372,874

On September 29, 2020, Mr. William Horne resigned as the Company’s CEO and President.

The current annualized salaries of our executive officers as of February 28, 2021 are as follows:

Name & Position	Annual Salary
Robert Greif, CEO	$400,000
Jeremy Daniel, CFO	$200,000

Director Compensation

There are understandings between the Company and Mr. Michael Yurkowsky as follows: $4,167 per month to serve on the Board of Directors.

There are understandings between the Company and Mr. Raymond Monteleone as follows: $2,500 per quarter as Audit Committee Chair and Compensation Committee Chair, and $5,000 per month for advisory services and to serve as Chairman of the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is presented for each person we know to be a beneficial owner of 5% or more of our securities, each of our directors and executive officers, and our officers and directors as a group.

The percentage of common equity beneficially owned is based upon 127,159,464 shares of Common Stock and 538,109,409 shares of Series A Preferred Stock, which converts to Common Stock at a 1:1 ratio, issued and outstanding as of December 31, 2020.

The number of shares beneficially owned by each stockholder is determined under the rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to such securities.

Under these rules, beneficial ownership includes any shares as to which the individual or entity has sale or shared voting power or investment power. Unless otherwise indicated, the address of all listed stockholders is c/o H-CYTE, 201 E Kennedy Blvd, Suite 425, Tampa, Florida.

Unless otherwise indicated each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Number of Shares Beneficially Owned(1)	Percentage of common equity beneficially owned (2)
William E. Horne, Director and Officer (3)	29,350,111	4.36%
Michael Yurkowsky, Director (4)	4,229,050	0.22%
RMS Shareholder, LLC	50,925,276	7.65%
FWHC Holdings (5)	654,961,014	68.70%
Officers and Directors as a Group (2 persons)	33,579,160	2.95%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options and warrants exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.
(2)	Percentage calculated using for each person or entity the sum of that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities divided by the sum of total outstanding shares plus that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities.
(3)	Includes 8,443,207 common shares held with RMS Shareholder, LLC through Horne Management, LLC (of which Mr. Horne owns 96%), 829,664 common shares held with RMS Shareholder, LLC through Uyona Management (of which Mr. Horne owns 90%) and 3,655,382 Series A Preferred Stock shares and 1,869,667 warrants through Uyona Management II, (of which Mr. Horne owns 33%). It also includes 44,368,278 commons shares and 5,208,278 warrants held by Horne Management directly with the Company along with 4,725,634 common shares and 250,000 options, exercisable within 60 days, held personally by Mr. Horne.
(4)	Represents Mr. Yurkowsky’s 50% ownership in YPH, LLC which entitles him to 1,471,207 common shares, 1,825,343 Series A Preferred Shares, and 932,500 warrants which are exercisable within 60 days of December 31, 2020.
(5)	Represents 15,518,111 common shares, 351,416,470 Series A Preferred Stock shares, and 288,026,433 warrants which are exercisable within 60 days of December 31, 2020 held by FWHC Holdings, LLC, FWHC Bridge, LLC, and FWHC Bridge Friends, LLC.

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

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. The Company’s only stock option grant in 2019 was a fully vested option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement, which stated that this option grant would be fully vested if it was not issued within fifteen days of the Merger. The option was not granted within that time frame and was fully vested when issued.

As of December 31, 2020, we have outstanding an aggregate of 410,000 options to purchase common stock at a weighted average price of $1.39 per share. In 2019 we granted an aggregate of 280,085 common stock shares from the Plan to certain outside consultants at the market price on the day of grant. If any of the awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

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

Stock Option Grants to Executive Officers and Directors

We authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of our Common Stock. The Company did not grant stock options under the plan in 2020. The Company’s only stock option grant in 2019 was a fully vested option to purchase 250,000 shares of the Company’s common stock that was issued to the Company’s CEO pursuant to his employment agreement, which stated that this option grant would be fully vested if it was not issued within fifteen days of the Merger. The option was not granted within that time frame and was fully vested when issued. If any of the Awards granted under the Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

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

The following is a summary of the fees billed to the Company by Frazier & Deeter, LLC, Windham Brannon, LLC, and Skoda Minotti, LLC for professional accounting services rendered for the year ended December 31, 2020 and 2019.

	Fiscal Year 2020	Fiscal Year 2019
Audit fees	$244,000	$318,400
Tax fees	18,500	12,000
Other fees	—	77,882
Total	$262,500	$408,282

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

H-CYTE, Inc.

Date: March 25, 2021	By:	/s/ Robert Greif
Robert Greif
Chief Executive Officer

Signature	Title	Date

/s/ Robert Greif	Chief Executive Officer
Robert Greif	(Principal Executive Officer)	March 25, 2021

/s/ Jeremy Daniel	Chief Financial Officer
Jeremy Daniel	(Principal Financial and Accounting Officer)	March 25, 2021

/s/ Raymond Monteleone
Raymond Monteleone	Chairman of the Board of Directors	March 25, 2021

EXHIBIT INDEX

Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Definitive Information Statement on Form DEF 14C filed on June 16, 2020)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on November 21, 2019)
3.3	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed on November 21, 2019)
3.4	Amended and Restated Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K filed on November 21, 2019)
10.1	Secured Convertible Note and Warrant Purchase Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed on April 22, 2020).
10.2	Form of Secured Convertible Note dated April 17, 2020 (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K filed on April 22, 2020)
10.3	Form of Warrant dated April 17, 2020 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K filed on April 22, 2020)
10.4	Security Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.4 to the annual report on Form 10-K filed on April 22, 2020)
10.5	Intellectual Property Security Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.5 to the annual report on Form 10-K filed on April 22, 2020)
10.6	Form of Subsidiary Guarantee dated April 17, 2020 (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed on April 22, 2020)
10.7	Amendment Letter to William Horne Employment Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K filed on April 22, 2020)
10.8	First Amendment to Hawes Secured Note dated April 17, 2020 (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K filed on April 22, 2020)
10.9	Securities Purchase Agreement dated November 15, 2019 by and between the Company and FWHC LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 21, 2019)
10.10	Right of First Refusal and Co-Sale Agreement dated November 15, 2019 by and among the Company, FWHC LLC and certain key holders (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 21, 2019)
10.11	Voting Agreement dated November 15, 2019 by and among the Company, FWHC and certain key holders (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on November 21, 2019)
10.12	Investors’ Rights Agreements dated November 15, 2019 by and among the Company, FWHC and certain key holders (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on November 21, 2019)
10.13	Services Agreement dated November 18, 2019 by and between the Company and Rion, LLC (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed on November 21, 2019)
10.14	Form of Standby Purchase Agreement (incorporated by reference to Registration Statement on Form S-1 filed on July 2, 2020)
10.15	Second Amendment to Horne Employment Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 3, 2020)
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 7, 2014)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registration Statement on Form S-1 filed on July 2, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith

