Form 10-Q
period 2021-03-31
H-CYTE, INC.
filed 2021-05-13
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

H-CYTE, INC

(Exact name of registrant as specified in its charter)

Nevada	46-3312262
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

201 East Kennedy Blvd, Suite 425
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
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

[  ] Yes [X] No

As of May 12, 2021, 144,434,230 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets

Current Assets
Cash	$332,310	$1,640,645
Accounts receivable	40,500	-
Other receivables	1,137	22,123
Prepaid expenses	209,461	94,434
Total Current Assets	583,408	1,757,202

Right-of-use asset	204,546	278,552
Property and equipment, net	129,126	139,175
Other assets	29,239	29,239
Total assets	$946,319	$2,204,168

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,149,597	$1,006,968
Accrued liabilities	236,777	276,415
Other current liabilities	324,601	154,812
Notes payable, current portion	67,444	67,444
PPP Loan, current portion	746,845	606,811
Interest payable	10,838	6,898
Deferred revenue	581,259	634,149
Lease liability, current portion	87,939	139,189
Total Current Liabilities	3,205,300	2,892,686

Long-term Liabilities
Lease liability, net of current portion	134,295	157,050
PPP Loan, net of current portion	62,237	202,271
Total Long-term Liabilities	196,532	359,321

Total Liabilities	3,401,832	3,252,007

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 528,429,575 and 538,109,409 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	528,429	538,109
Common stock - $.001 par value: 1,600,000,000 shares authorized, 136,839,298 and 127,159,464 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	136,839	127,159
Additional paid-in capital	42,515,999	42,515,999
Accumulated deficit	(45,266,648)	(43,858,974)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Deficit	(2,455,513)	(1,047,839)

Total Liabilities and Stockholders’ Deficit	$946,319	$2,204,168

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$376,168	$1,016,776
Cost of Sales	(198,649)	(376,816)
Gross Profit	177,519	639,960

Operating Expenses
Salaries and related costs	661,775	1,224,353
Other general and administrative	830,113	1,230,135
Research and development	-	750,000
Advertising	77,228	144,618
Depreciation and amortization	11,571	22,108
Total Operating Expenses	1,580,687	3,371,214

Operating Loss	(1,403,168)	(2,731,254)

Other Income (Expense)
Other Income (Expense)	1,278	2,538
Interest expense	(5,784)	(56,149)
Change in fair value of redemption put liability	-	193,659
Change in fair value of derivative liability - warrants	-	174,978
Total Other Income (Expense)	(4,506)	315,026

Net Loss	$(1,407,674)	$(2,416,228)

Accrued dividends on outstanding Series B Convertible Preferred Stock	-	18,300
Deemed dividend on Series D Convertible Preferred Stock	-	158,147
Net loss attributable to common stockholders	$(1,407,674)	$(2,592,675)

Loss per share - Basic and Diluted	$(0.01)	$(0.03)

Weighted average outstanding shares - basic and diluted	128,283,919	99,839,617

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2020 and 2021

(Unaudited)

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - January 1, 2020	-	$-	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,742)
Issuance of common stock in exchange for consulting fees incurred	-	-	-	-	109,375	109	34,891	-	-	35,000
Issuance of warrants pursuant to short-term notes, related party	-	-	-	-	-	-	17,636	-	-	17,636
Deemed dividend on Series D Convertible Preferred Stock	-	-	-	-	-	-	(120,940)	(37,207)	-	(158,147)
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	-	-	-	-	-	-	31,902	-	-	31,902
Stock based compensation	-	-	-	-	-	-	643	-	-	643
Accrued dividends on Series B Convertible Preferred Stock	-	-	-	-	-	-	(18,300)	-	-	(18,300)
Net loss	-	-	-	-	-	-	-	(2,416,228)	-	(2,416,228)
Balances – March 31, 2020	-	$-	6,100	$6	99,878,079	$99,878	$28,117,978	$(39,815,966)	$(370,132)	$(11,968,236)

Balances - January 1, 2021	538,109,409	$538,109	-	-	127,159,464	$127,159	$42,515,999	$(43,858,974)	$(370,132)	$(1,047,839)
Conversion of Series A Preferred Stock to common stock	(9,679,834)	(9,680)	-	-	9,679,834	9,680	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(1,407,674)	-	(1,407,674)
Balances – March 31, 2021	528,429,575	$528,429	-	-	136,839,298	$136,839	$42,515,999	$(45,266,648)	$(370,132)	$(2,455,513)

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,407,674)	$(2,416,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,571	22,108
Amortization of debt discount	—	912
Issuance of warrants pursuant to short-term notes, related party	—	17,636
Stock based compensation	—	643
Common stock issued for consulting services	—	35,000
Change in fair value of derivative liability - warrants and redemption put liability	—	(368,637)
Bad debt expense	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	(40,500)	8,334
Other receivables	20,986	6,972
Prepaid expenses and other assets	(115,026)	594,251
Interest payable	3,940	39,363
Accounts Payable	142,629	204,843
Accrued liabilities	(39,638)	211,221
Other current liabilities	169,789	25,948
Deferred revenue	(52,890)	(276,125)

Net Cash Used in Operating Activities	(1,306,813)	(1,890,759)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,522)	—
Net Cash Used in Investing Activities	(1,522)	—

Cash Flows from Financing Activities
Proceeds from short-term related party notes	—	500,000
Payments on debt obligations	—	(10,937)
Proceeds from issuance of Series D Convertible Preferred Stock	—	100,000
Net Cash Provided by Financing Activities	—	589,063

Net Decrease in Cash	(1,308,335)	(1,301,696)

Cash - Beginning of period	1,640,645	1,424,096

Cash - End of period	$332,310	$122,400

Supplementary Cash Flow Information
Cash paid for interest	$1,844	$15,874

Non-cash investing and financing activities
Deemed dividend on Series D Convertible Preferred Stock	—	158,147
Issuance of Warrants in connection with Series D Convertible Preferred Stock	—	31,902
Dividends accrued on Series B Convertible Preferred Stock	—	18,300

See accompanying notes to the consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

H-CYTE, Inc is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last two years, the Company has evolved into two separate verticals under its Healthcare Medical Biosciences Division with its entrance into the biologics development space (“Biologics Vertical”). This new vertical is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Vertical”) and is focused on underserved disease states.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC (formerly Blue Zone Health Management, LLC), MedoveX Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa, LLC) and the results include Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale.

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC, Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC”) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company (for further discussion, see Notes 8 and 9-”Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

The Company has two divisions: the Healthcare Medical Biosciences Division (which includes the “Infusion Vertical” and the “Biologics Vertical”) and the DenerveX medical device division (“DenerveX”). The Company has decided to focus its available resources on the Healthcare Medical Biosciences Division as it represents a significantly greater opportunity than the DenerveX division. Following this decision, on April 2, 2021, the Company entered into a series of agreements with Medovex, LLC to pursue a joint venture regarding the continued development and commercialization of the DenerveX Device for business outside the U.S. (see Note 14).

Healthcare Medical Biosciences Division (“Biosciences Division”)

Autologous Infusion Therapy (“Infusion Vertical”)

The Company’s Biosciences Division includes the Infusion Vertical that develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division provides oversight and management of the highest quality to the LHI clinics, while producing positive medical outcomes following the strictest CDC guidelines.

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

DenerveX Medical Device Division (DenerveX)

In the first quarter of 2020, the Company made the decision to stop any further efforts to source alternative manufacturing and distributor options for the DenerveX product. The Company has decided to focus its available resources on the Biosciences Division as this division presents a significantly greater opportunity. Following this decision, on April 2, 2021, the Company entered into a series of agreements with Medovex, LLC to pursue a joint venture regarding the continued development and commercialization of the DenerveX Device for business outside of the U.S. (see Note 14).

Note 2 – Basis of presentation

The accompanying interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019, which included all information and notes necessary for such complete presentation in conjunction with its 2020 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are contained in the Company’s 2020 Annual Report on Form 10-K. For further discussion refer to Note 2–”Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $1,408,000 and $2,416,000 for the three months ended March 31, 2021 and 2020, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company has updated its business model to decrease corporate overhead and marketing activities to significantly reduce expenses. The Company believes that as COVID-19 begins to dissipate due to vaccinations being administered nationwide, patients will again feel comfortable traveling to one of the LHI clinics for its treatment. The Company’s Biologics Vertical has commenced preclinical work in support of filing an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”). The Company is anticipating an initial submission during the second half of 2021.

Note Purchase Agreements

On April 17, 2020, and in subsequent April closings, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with thirty three investors (the “Purchasers”) pursuant to which the Company received an aggregate of $2,842,695 in gross proceeds through the sale to the Purchasers of Secured Convertible Promissory Notes (the “April Secured Notes”) and warrants (the “April Warrants”) to purchase shares of common stock of the Company (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes to Purchasers in an aggregate principal amount of $3,842,695. This sum included the issuance by the Company to FWHC Bridge, LLC (the “Investor) of an April Secured Note in the amount of $1,000,000 to amend and supersede the A&R Note (see below “Short-term Notes, Related Parties”) previously issued by the Company to the Investor on April 9, 2020. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal amount of $424,615 as of March 31, 2020. The amendment to the Hawes Note eliminated the requirement that the Company make monthly payments of accrued interest.

As part of the April Offering, the holders of certain existing warrants issued by the Company, which contained anti-dilution price protection, entered into agreements terminating all anti-dilution price protection in their warrants. The Company implemented a one-time reduction of the exercise price of such warrants to be equal to the price per share of preferred stock totaling $0.014 per share for the Qualified Financing. The Qualified Financing closed on September 11, 2020 triggering the reset of certain existing warrants to $0.014 per share and the conversion of the April Secured Notes plus accrued interest into 287,984,337 Preferred A shares. The Company also converted the Hawes notes plus accrued interest into 35,860,079 shares of Preferred A shares upon the closing of the Qualified Financing (for further discussion, see Note 9-”Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Short-term Notes, Related Parties

On March 27, 2020, the Company issued a demand note (the “Note”) in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently, on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, to further cover the Company’s working capital needs, the Company amended and restated the demand note to reflect a new principal amount of $1,000,000 (the “A&R Note”). The A&R Note bore simple interest at a rate of 12% per annum. The Investor is an affiliate of FWHC Holdings, LLC which is a pre-exiting shareholder of the Company. As discussed further above in “Note Purchase Agreements”, this A&R Note was further amended and superseded by an April Secured Note in the amount of $1,000,000 issued by the Company to the Investor. As explained above, the A&R Note was converted to Series A Preferred stock on September 11, 2020, the closing date of the Qualified Financing.

The short-term notes with related parties were issued by the Company during 2019, and as of March 31, 2020 consisted of four loans totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by the former Chief Executive Officer, William E. Horne, for working capital purposes. The loans bore interest rates ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans were repaid and 840,000 warrants were issued at an exercise price of $0.75 per share. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant has an exercise price equal to the price per share at which securities were offered to investors for purchase at the Qualified Financing totaling $0.014 and is exercisable beginning on the day immediately following the earlier to occur of (x) the closing of the Qualified Financing and (y) November 1, 2020. The Qualified Financing closed on September 11, 2020 (for further discussion, see Note 9-”Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC is an affiliated entity of FWHC, LLC, which is a principal stockholder of the Company. An additional affiliate of FWHC, LLC advanced an additional $25,000 (see Note 14). Since the number of shares the holder will receive upon a Qualified Financing is not known until the financing occurs, a contingent beneficial conversion feature will be calculated and recorded when the financing is completed.

The Company had cash on hand of approximately $332,000 as of March 31, 2021 and approximately $2,133,000 as of May 13, 2021. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support the Biosciences Division’s business model.

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

Note 4 – Right-of-use Asset And Lease Liability

The components of lease expense, which are included in other general and administrative expense, for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three months Ended March 31,
	2021	2020
Operating lease expense	$108,593	$150,564

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three months Ended March 31,
	2021	2020
Operating cash flows from operating leases	$108,593	$150,564

Supplemental balance sheet and other information related to operating leases are as follows:

	March 31, 2021	December 31, 2020

Operating leases right-of-use assets	$204,546	$278,552
Lease liability, current portion	87,939	139,189
Lease liability, net of current portion	134,295	157,050
Total operating lease liabilities	$222,234	$296,239
Weighted average remaining lease term	2.42 years	2.32 years
Weighted average discount rate	11.57%	10.31%

Future maturities of operating lease liabilities as of March 31, 2021 are as follows:

Operating leases

Remainder of 2021	$75,712
2022	102,891
2023	69,333
Total lease payments	247,936
Less: Interest	(25,702)
Total lease liability	$222,234

The Company did not renew its corporate office space lease in Tampa, FL which expired on March 31, 2021. The Company leases medical clinic space in Tampa, FL, Nashville, TN, and Scottsdale, AZ. These clinic locations have various expiration dates through August 31, 2023. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. The Company entered into a short-term lease for its Tampa location beginning April 1, 2021 totaling $71,775. The Dallas, TX lease expired on July 31, 2020 and the Pittsburgh, PA lease expired on October 31, 2020, neither of which were renewed as these clinic locations were permanently closed. The Company has decided that its corporate staff will continue working remotely but the Company will have a small corporate meeting room in the Tampa LHI clinic.

Note 5 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	March 31, 2021	December 31, 2020
Furniture and fixtures	5-7 years	$231,222	$231,222
Computers and software	3-7 years	247,844	246,323
Leasehold improvements	15 years	155,583	155,583
		634,649	633,128
Less: accumulated depreciation		(505,523)	(493,953)

Total		$129,126	$139,175

Depreciation expense was approximately $12,000 and $22,000 for the three months ended March 31, 2021 and 2020, respectively. The Company uses the straight-line depreciation method to calculate depreciation expense.

Note 6 – Related Party Transactions

Board Members and Officers and Related Expenses

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair to $2,500 per quarter. On January 12, 2021, Mr. Monteleone was appointed as Chairman of the Board and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $4,167 per month to serve on the Board of Directors and an additional $5,000 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. The Company expensed approximately $17,500 and $30,000 in compensation to Mr. Monteleone for the three months ended March 31, 2021 and 2020 respectively.

Effective October 1, 2020, the Company entered into an oral agreement with Mr. Michael Yurkowsky in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. The Company expensed approximately $12,500, and $0 in compensation to Mr. Yurkowsky for the three months ended March 31, 2021 and 2020 respectively.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. The Company expensed approximately $4,000, and $0 in Board fee compensation to Mr. Horne for the three months ended March 31, 2021 and 2020, respectively.

Debt and Other Obligations

The short-term notes, related parties are detailed in Note 3-”Liquidity, Going Concern and Management’s Plans” in this Form 10-Q.

Change in Control

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company. On July 28, 2020, the Company issued an aggregate of 15,518,111 shares of its common stock to FWHC upon the conversion of its issued Series D Convertible Preferred Stock. The Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations for the Series D Convertible Preferred Stock. On September 11, 2020, with the closing of the Rights Offering, FWHC was issued 123,031,819 shares of Preferred A Stock for conversion of the outstanding promissory notes from April 2020, 75,162,429 shares of Preferred A Stock for conversion of the April Secured Note, 35,860,079 shares of Preferred A Stock for conversion of the Hawes Notes, and 117,362,143 shares of Preferred A Stock issued upon the closing of the Rights Offering. FWHC was also issued 273,356,676 10-year warrants at $0.014 upon the closing of the Rights Offering.

Note 7 - Equity Transactions

Common Stock Issuance

In February 2020, the Company issued LilyCon Investments $35,000 in shares of the Company’s common stock at a weighted average share price of $0.32 per share for a total of 109,375 shares per the terms of the consulting agreement executed in February 2019.

On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020. This warrant will have an exercise price equal to the price per share at which securities were offered to investors for purchase at the Qualified Financing, which was $0.014, and is exercisable beginning on the day immediately following the closing of the Rights Offering, which occurred on September 11, 2020.

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

Additionally, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A Preferred Stock to the holders of outstanding promissory notes, issued in April 2020, in the aggregate principal amount and accrued interest of $4,483,617. The notes were converted pursuant to mandatory conversion triggered by the completion of the Rights Offering (for further discussion, see Note 9-”Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

During the quarter ended March 31, 2021, 9,679,834 shares of Series A Preferred Stock were converted to Common Stock at the request of certain Series A Preferred Shareholders.

Voting Rights

Holders of Series A Preferred Stock (“Series A Holders”) have the right to receive notice of any meeting of holders of common stock or Series A Preferred Stock and to vote upon any matter submitted to a vote of the holders of common stock or Series A Preferred Stock. Each Series A Holder shall vote on each matter on an as converted basis submitted to them with the holders of common stock.

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

Stock Option Activity

For the three months ended March 31, 2021 and 2020, all outstanding stock options were fully vested, and related compensation expense recognized. On April 1, 2021, the Board of Directors of the Company approved and granted an aggregate of 49,750,000 stock options to certain directors and officers of the Company having an exercise price of $0.07 per share and an expiration date of ten years from the date of grant. These options are not included in the Company’s current stock option plan as they were granted outside of the plan (see Note 14).

The following is a summary of stock option activity for the three months ended March 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	—	—	—
Expired/Cancelled	—	—	—
Outstanding and exercisable at March 31, 2020	425,000	$1.38	7.46

Outstanding at December 31, 2020	410,000	$1.39	6.72
Granted	—	—	—
Expired/Cancelled	—	—	—
Outstanding and exercisable at March 31, 2021	410,000	$1.39	6.48

Non-Controlling Interest

For the three months ended March 31, 2021 and 2020, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities which own their respective clinics; however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management services agreement. Based on these agreements, the Company has the responsibility to run and make decisions on behalf of the clinics, except for medical care and procedures. Beginning in January 2018, the Company adopted the policy, for all of the VIEs, that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income to $0 each month for the VIEs. Due to this change in policy, there was no change in the non-controlling interest for the three months ended March 31, 2021 or 2020 related to the net income (loss) as it was $0 each month through the management fee charged by the Company.

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

For the three month period ended March 31, 2021, the Company had 528,429,575 shares outstanding of Series A Preferred Stock which converts on a 1:1 ratio to common stock and would be considered dilutive upon conversion. In addition, 389,486,207 warrants outstanding at March 31, 2021 are potentially dilutive as their exercise price is below the current stock price. There is no difference between the basic and diluted net loss per share when including the remaining 23,937,765 warrants outstanding with an exercise price above the current stock price and 410,000 in outstanding common stock options as they are considered anti-dilutive and excluded for the period ended March 31, 2021 due to the net loss. For the three month period ended March 31, 2020, there is no difference between the basic and diluted net loss per share: 45,319,643 warrants and 425,000 common stock options outstanding were considered anti-dilutive and were excluded.

Note 8 – Commitments & Contingencies

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations, and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention, and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2021, the Company had no litigation matters which required any accrual or disclosure.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. For the three months ended March 31, 2021 and 2020, payments totaling approximately $17,000 and $22,000, respectively, were made to these physicians’ legal entities. Due to COVID-19, the Company temporarily ceased operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, LI Scottsdale, LI Nashville, and LI Tampa, at which time, the guaranteed payments for these clinics were suspended. The guaranteed payments did not resume for LI Dallas and LI Pittsburgh due to them presently being closed. The Company resumed guaranteed payments in January 2021 for LI Nashville and LI Scottsdale.

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

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of the biologic. An additional $350,000 in expense is expected to be incurred per the Rion Agreements. At this time, the Company is not able to estimate when this expense will occur. For the periods ending March 31, 2021 and 2020, the Company expensed $0 and $750,000, respectively, related to these agreements.

Note 9 – Short-term Debt

Convertible note

The Convertible Notes payable represents a securities purchase agreement with select accredited investors, which was assumed in the Asset Purchase Agreement between Medovex, Corp and Regenerative Medicine Solutions, LLC (“Merger”) in 2019 (see Note 1 – “Description of the Company” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) .. The debt assumed by the Company consisted of $750,000 of units (the “Units”) with a purchase price of $50,000 per Unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Convertible Notes were secured by all of the assets of the Company.

In 2019, $100,000 of the Convertible Notes were converted into shares of common stock, and $350,000 of the Convertible Notes were redeemed by the Company. The Company reached an extension with the remaining noteholder which extended the maturity date of the Hawes Notes for one year, until September 30, 2020. The notes had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon renewal of $424,615 as of March 31, 2020. In connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (see Note 11-”Debt” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Notes Payable

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The Company is working with the lender for an additional extension of the promissory notes. The promissory notes have an aggregate outstanding balance of approximately $67,000 at March 31, 2021 and December 31, 2020. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of approximately $4,000.

On March 27, 2020, the Company issued a demand note in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the demand note to reflect a new principal amount of $1,000,000, which became the “A&R Note (see Note 11-”Debt” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

The short-term notes with related parties were issued by the Company during 2019, and as of March 31, 2020 consisted of four loans totaling $1,635,000, made to the Company by Horne Management, LLC, controlled by the former Chief Executive Officer, William E. Horne, for working capital purposes. The loans bore interest rates ranging from 5.5% to 12%, in some cases increasing to 15% if not paid by the respective maturity date ranging from March 26, 2020 to May 13, 2020. Some of these loans provided for the issuance of warrants at 114% warrant coverage if the loan was not repaid within two months. None of these loans were repaid and 840,000 warrants were issued at an exercise price of $0.75 per share. On April 23, 2020, Horne Management, LLC agreed to convert the related notes plus accrued interest into (i) 4,368,278 shares of common stock of the Company and (ii) a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock with such conversion to be effective as of April 17, 2020 (see Note 11-”Debt” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

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

3) any payment on a covered rent obligation; and

4) any covered utility payment

The amount forgiven will be calculated (and may be reduced) in accordance with the Paycheck Protection Program criteria set by the SBA. Not more than 40% of the amount forgiven can be attributed to non-payroll costs, as listed above. As long as a borrower submits its loan forgiveness application within ten months of the completion of the Covered Period (as defined below), the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by SBA. If the loan is fully forgiven, the borrower is not responsible for any payments. If only a portion of the loan is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the borrower on or before the maturity date of the loan. Interest accrues during the time between the disbursement of the loan and SBA remittance of the forgiveness amount. The borrower is responsible for paying the accrued interest on any amount of the loan that is not forgiven. The lender is responsible for notifying the borrower of remittance by SBA of the loan forgiveness amount (or that SBA determined that no amount of the loan is eligible for forgiveness) and the date on which the borrower’s first payment is due, if applicable. The Company filed its forgiveness application on April 20, 2021.

Note 10 – Derivative Liability - Warrants

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following are rollforwards of the liabilities measured at fair value during the three months ended March 31, 2020:

Derivative Liability - Warrants

Balance at December 31, 2019	$315,855
Fair value adjustments	(174,978)
Balance at March 31, 2020	$140,877

Redemption Put Liability

Balance at December 31, 2019	$267,399
Issuance of Series D Convertible Preferred Stock	5,305
Fair value adjustments	(193,659)
Balance at March 31, 2020	$79,045

The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of December 31, 2020 (see Note 12-”Derivative Liability-Warrants and Redemption Put” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Note 11 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the quarters ended March 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59
Issued	513,567	0.75	6.13
Outstanding and exercisable at March 31, 2020	45,319,643	$0.78	4.61

Outstanding and exercisable at December 31, 2020	413,423,972	$0.015	10.30
Issued	—	—	—
Total outstanding at March 31, 2021	413,423,972	0.10	9.24

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the common stock and the warrants issued. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Short-term note, related party	1/13/2020	268,571	$0.12	$0.75	$0.07	3 years	1.60	145.76
Private placement of Series D Convertible Preferred Stock	1/17/2020	244,996	$0.15	$0.75	$0.13	10 years	1.84	144.30
Granted for bridge financing	4/8/2020	296,875	$0.05	$0.40	$0.04	3 years	0.34	131.82
Short-term note, related party conversion	4/17/2020	4,368,278	$0.05	$0.014	$0.05	10 years	0.65	100.64
Granted for bridge financing	9/11/2020	364,439,176	$0.05	$0.014	$0.017	10 years	0.65	96.97

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

Note 12 - Series D Convertible Preferred Stock

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

On November 21, 2019, the Company entered into a securities purchase agreement with FWHC Holdings, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Preferred Stock, par value $0.001 per share and the Series D Warrant (the “FWHC Investment”). See Note 14-”Mezzanine Equity and Series D Convertible Preferred Stock” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K.

For the three months ended March 31, 2021 and 2020, the Company recorded $0 and $158,147 in deemed dividends on the Series D Convertible Preferred Stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,281,433 at March 31, 2020. All outstanding shares of Series D Convertible Preferred Stock were converted into 15,773,363 shares of Common Stock on July 28, 2020. The conversion was pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations.

As of December 31, 2020, the Company does not have any Series D Convertible Preferred Stock outstanding (see Note 9-”Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

NOTE 13 – Income Taxes

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

From inception to March 31, 2021, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully offset by a valuation allowance as of March 31, 2021 and December 31, 2020. Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. There are no uncertain tax positions at March 31, 2021 and December 31, 2020. The Company has not undergone any tax examinations since inception.

Note 14 - Subsequent Events

On April 1, 2021, the Company entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC is an affiliated entity of FWHC, LLC which is a principal stockholder of the Company. An additional affiliate of FWHC LLC advanced an additional $25,000 (for further information, including the Note Purchase Agreement exhibits, refer to the Company’s Form 8-K filed on April 7, 2021). Since the number of shares the holder will receive upon a Qualified Financing is not known until the financing occurs, a contingent beneficial conversion feature will be calculated and recorded when the financing is completed.

On April 1, 2021, the Board of Directors of the Company approved and granted an aggregate of 49,750,000 stock options to certain directors and officers of the Company having an exercise price of $0.07 per share and an expiration date of ten years from the date of grant. The Director’s options vest over a period of three years, and the Chief Executive Officer’s and Chief Financial Officer’s options vest over a period of four years. A certain number of the options were vested immediately. The options were priced based on the closing price of the Company’s common stock on the date prior to the grant. These options are not included in the Company’s current stock option plan as they were granted outside of the plan.

On April 2, 2021, the Company entered into a series of agreements (collectively the “Agreements”) with Medovex LLC, a limited liability company formed on December 8, 2020, to pursue a joint venture regarding the continued development and commercialization of the DenerveX Device for business outside of the U.S. Pursuant to the terms of the Agreements, the Company assigned and contributed personal property and related rights, consisting of all the tangible assets relating to the DenerveX rotational ablation denervation device (the “DenerveX Device”) in exchange for (i) a secured convertible promissory note in the original principal amount of $140,000 (the “DenerveX Note”) and (ii) 400,000 Class B Units of Medovex LLC (the “Exchange Units”). The 400,000 Class B Units represent approximately 22% of the currently outstanding membership interests of Medovex LLC. In addition, pursuant to the Intellectual Property Agreement, the Company will receive a royalty of 6% of gross revenues derived from the sale or licensing of the DenerveX Device (no royalty will be payable upon the first $666,667 of gross revenues) during the life of the underlying patent and 2% thereafter. The Company did not give up any of the intellectual property ownership related to the DenerveX Device. Medovex LLC also assumed all of the Company’s existing and future obligations related to the DenerveX Device (for further information, including the Agreements exhibits, refer to the Company’s Form 8-K filed on April 8, 2021).

As of May 12, 2021, an additional 7,594,932 Series A Preferred Stock was converted into Common Stock at the request of certain Series A Preferred Stockholders.

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

Overview

H-CYTE, Inc is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last two years, the Company has evolved into two separate verticals under its Healthcare Medical Biosciences Division with its entrance into the biologics development space (“Biologics Vertical”). This new vertical is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Vertical”) and is focused on underserved disease states.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC (formerly Blue Zone Health Management, LLC), MedoveX Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC (formerly Blue Zone Lung Tampa, LLC) and the results include Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale.

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC”) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company (for further discussion, see Notes 8 and 9-”Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

The Company has two divisions: the Healthcare Medical Biosciences Division (which includes the “Infusion Vertical” and the “Biologics Vertical”) and the DenerveX medical device division (“DenerveX”). The Company has decided to focus its available resources on the Healthcare Medical Biosciences Division as it represents a significantly greater opportunity than the DenerveX division. Following this decision, on April 2, 2021, the Company entered into a series of agreements with Medovex, LLC to pursue a joint venture regarding the continued development and commercialization of the DenerveX Device for business outside the U.S. (see Note 14 to the Company’s financial statements included herein).

Healthcare Medical Biosciences Division (“Biosciences Division”)

Autologous Infusion Therapy (“Infusion Vertical”)

The Company’s Biosciences Division includes the Infusion Vertical that develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division provides oversight and management of the highest quality to the LHI clinics, while producing positive medical outcomes following the strictest CDC guidelines.

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

DenerveX Medical Device Division (DenerveX)

In the first quarter of 2020, the Company made the decision to stop any further efforts to source alternative manufacturing and distributor options for the DenerveX product. The Company has decided to focus its available resources on the Biosciences Division as this division presents a significantly greater opportunity. Following this decision, on April 2, 2021, the Company entered into a series of agreements with Medovex, LLC to pursue a joint venture regarding the continued development and commercialization of the DenerveX Device for business outside of the U.S. (see Note 14).

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

Results of Operations - Three months Ended March 31, 2021 and 2020

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue of approximately $376,000 and $1,017,000, for the three months ended March 31, 2021 and 2020, respectively. The decrease in revenue for the three months ended March 31, 2021, as compared to the prior year is attributable to the economic impact that COVID-19 has had on the Company due to its vulnerable patient base being unable or unwilling to travel due to the virus. The Company suspended operations of the Infusion Vertical due to COVID-19 effective March 23, 2020 and did not reopen until August 2020 with limited capacity.

The Company recorded cost of sales for the three months ended March 31, 2021 and 2020 of approximately $199,000 and $377,000, respectively. The decrease in cost of sales for the three months ended March 31, 2021, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company. The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the Infusion Vertical. Medical supplies are predominantly variable costs based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments provided, during normal operations, can be handled adequately with the Company’s current level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

For the three months ended March 31, 2021 and 2020, the Company generated a gross profit totaling approximately $178,000 and $640,000, respectively. The decrease in gross profit, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company.

Operating Expenses

Salaries and Related Costs

For the three months ended March 31, 2021 and 2020, the Company incurred approximately $662,000 and $1,224,000 in salaries and related costs, respectively. The decrease in salaries and related costs for the three months ended March 31, 2021, as compared to the prior year, is mainly attributable to a 40% reduction in clinical and corporate staff due to LHI operations ceasing in March in response to COVID-19.

Other General and Administrative

For the three months ended March 31, 2021 and 2020, the Company incurred approximately, $830,000, and $1,230,000 in other general and administrative costs, respectively. The decrease, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company.

Of the total other general and administrative costs, for the three months ended March 31, 2021 and 2020, professional fees were approximately $320,000 and $316,000, respectively. Professional fees consist primarily of accounting, legal, patent and public company compliance costs as well as regulatory costs.

Research and Development

For the three ended March 31, 2021 and 2020, the Company incurred approximately $0 and $750,000 in research and development expenses, respectively. The $750,000 expense was in connection with the Rion services agreement.

Advertising

For the three months ended March 31, 2021 and 2020, the Company had approximately $77,000 and $145,000 respectively, in advertising costs. The decrease is attributable mainly to the Company determining that its marketing channels were not yielding the expected results for promoting the Infusion Vertical. The Company continues to evaluate its marketing strategy due to its patient base’s limited capacity to travel due to COVID-19.

Other Income (Expense)

The change in fair value of redemption put liability for the three ended March 31, 2021 and 2020 was $0 and $194,000 respectively. The change in fair value of the derivative liability - warrants for the three months ended March 31, 2021 and 2020 was approximately $0 and $175,000, respectively. The redemption put liability is related to the Series D Convertible Preferred Stock financing in the fourth quarter 2019.

Departure of Directors and Certain Officers, Election of Directors, Appointment of New Board Members and Officers.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board of directors (the “Board”) of H-Cyte, Inc. (the “Company”). Mr. Horne will remain a member of the Board.

On January 12, 2021, Mr. Ray Monteleone was appointed the new Chairman of the Board. Mr. Monteleone is a current member of the Board.

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

Going Concern

The Company reported a net loss of approximately $1,408,000 and $2,416,000 for the three months ended March 31, 2021 and 2020, respectively.

The Company’s independent registered public accounting firm has included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2020. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since its inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until its products can generate enough revenue to offset its operating expenses. The present level of cash is insufficient to satisfy our current operating requirements and Biologics Division business model.

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

Debt

On April 17, 2020, and in subsequent April closings, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “April SPA”) with thirty three investors (the “Purchasers”) pursuant to which the Company received an aggregate of $2,842,695 in gross proceeds through the sale to the Purchasers of Secured Convertible Promissory Notes (the “April Secured Notes”) and warrants (the “April Warrants”) to purchase shares of common stock of the Company (the “April Offering”). The proceeds of the April Offering will be used for working capital and general corporate purposes. The April Offering resulted in the issuance of April Secured Notes to Purchasers in an aggregate principal amount of $3,842,695. This sum included the issuance by the Company to FWHC Bridge, LLC (the “Investor) of an April Secured Note in the amount of $1,000,000 to amend and supersede the A&R Note (see below “Short-term Notes, Related Parties”) previously issued by the Company to the Investor on April 9, 2020. The Investor is an affiliate of FWHC Holdings, LLC, a pre-existing shareholder of the Company, which served as lead investor in the Company’s recent Series D Convertible Preferred Stock Offering. Additionally, in connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (the “Hawes Note”). The Hawes Notes had a principal amount of $424,615 as of March 31, 2020. The amendment to the Hawes Note eliminated the requirement that the Company make monthly payments of accrued interest.

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

The short-term notes, related parties, as of March 31, 2020 totaling $2,135,000 is comprised of loans made to the Company during 2019, by Horne Management, LLC, controlled by Chief Executive Officer, William E. Horne aggregating $1,635,000 and a Note in the amount of $500,000 from the Investor. On April 17, 2020, Mr. Horne agreed to convert the notes plus accrued interest owed to Horne Management, LLC, at the time of the Qualified Offering, into 4,368,278 shares of common stock and a ten-year warrant to purchase up to an equivalent number of shares of the Company’s common stock at the Qualified Offering price of $0.014.

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

In addition, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A preferred stock to the holders of outstanding promissory notes in the aggregate principal amount and accrued interest of $4,483,617. The notes were converted pursuant to a mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act.

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC is an affiliated entity of FWHC, LLC, which is a principal stockholder of the Company. An additional affiliate of FWHC, LLC advanced an additional $25,000.

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

On September 24, 2020, the Company issued an aggregate of 323,844,416 Preferred A shares to holders of outstanding promissory notes in the aggregate principal amount, accrued interest, and conversion of certain warrants totaling $4,483,617. The notes were converted pursuant to mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act. As a result of their participation in the backstop portion of the rights offering and the conversion of their promissory notes, FWHC Holdings, LLC became beneficial owners of approximately 65% of the Company’s outstanding common stock. This percentage includes that shares owned by FWHC Bridge, LLC and FWHC Bridge Friends, LLC who have indicated that they are part of a group with FWHC Holdings, LLC.

Cash activity for the three months ended March 31, 2021 and 2020 is summarized as follows:

Working Capital Surplus/ (Deficit)

	As Of
	March 31, 2021	December 31, 2020
Current Assets	$583,408	$1,757,202
Current Liabilities	3,205,300	2,892,686
Working Capital Deficit	$(2,621,892)	$(1,135,484)

Cash Flows

Cash activity for the three months ended March 31, 2021 and 2020 is summarized as follows:

	Three months Ended March 31,
	2021	2020
Cash used in operating activities	$(1,306,813)	$(1,890,759)
Cash used in investing activities	(1,522)	—
Cash provided by financing activities	—	589,063
Net decrease in cash	$(1,308,335)	$(1,301,696)

As of March 31, 2021, the Company had approximately $332,000 of cash on hand.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The Company is working with the lender for an additional extension of the promissory notes. The promissory notes have an aggregate outstanding balance of approximately $67,000 at March 31, 2021 and December 31, 2020. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of $4,000.

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

Our Chief Executive Officer (our “CEO”) and our Chief Financial Officer (our “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engages consultants, implemented a number of new entity and process level controls and installed a new accounting software system to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, we determined that internal control deficiencies relating to a lack of segregation of duties still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that our internal disclosure controls were ineffective as of March 31, 2021, we have applied additional procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, the Company has adopted and began to implement a remediation plan which included implementing a new accounting software system that management believes will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (Sinclair) which was filed on March 25, 2021 in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit.

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

Date: May 13, 2021

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

