Form 10-Q/A
period 2021-03-31
H-CYTE, INC.
filed 2021-07-06
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to the Form 10-Q is being filed to correct a typographical error in Exhibit 32.1 to the Company’s Form 10-Q covering the financial period ending on March 31, 2021. Other than such change, there are no other changes to the disclosure in the Form 10-Q, except that the signatures have been updated.

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

Date: July 6, 2021

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

