Form 10-Q
period 2021-06-30
H-CYTE, INC.
filed 2021-08-13
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of August 11, 2021, 148,596,889 shares of the registrant’s common stock were outstanding.

H-CYTE, INC AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as defined under United States federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the Company’s ability to market, commercialize, and achieve broader market acceptance for its products;

●	the Company’s ability to successfully expand and achieve full productivity from its sales, clinical support, and marketing capabilities;

●	the Company’s ability to successfully complete the development of, and obtain regulatory clearance or approval for, its products; and

●	the estimates regarding the sufficiency of the Company’s cash resources, the ability to obtain additional capital or the ability to maintain or grow sources of revenue.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although the Company believes that it has a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by the Company and its projections of the future, about which it cannot be certain. As a result of these factors, the Company cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company, or any other person, that it will achieve its objectives and plans in any specified time frame, or at all. The Company does not undertake to update any of the forward-looking statements after the date of this Quarterly Report, except to the extent required by applicable securities laws.

Item 1. Financial Statements

H-Cyte, Inc and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets

Current Assets
Cash	$1,516,522	$1,640,645
Patient financing receivable, current portion	22,990	-
Other receivables	1,809	22,123
Prepaid expenses	156,020	94,434
Total Current Assets	1,697,341	1,757,202

Right-of-use asset	183,685	278,552
Property and equipment, net	40,644	139,175
Patient financing receivable, net of current portion	42,470	-
Other assets	18,412	29,239
Total assets	$1,982,552	$2,204,168

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$955,691	$1,006,968
Accrued liabilities	208,025	276,415
Other current liabilities	212,310	154,812
Notes payable, current portion	67,444	67,444
Convertible notes payable, related parties	1,554,220	-
Convertible notes payable	1,070,118	-
PPP Loan, current portion	809,082	606,811
Deferred revenue	542,198	634,149
Lease liability, current portion	90,276	139,189
Interest payable	13,610	6,898
Total Current Liabilities	5,522,974	2,892,686

Long-term Liabilities
Lease liability, net of current portion	111,096	157,050
PPP Loan, net of current portion	-	202,271
Total Long-term Liabilities	111,096	359,321

Total Liabilities	5,634,070	3,252,007

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 520,305,884 and 538,109,409 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	520,305	538,109
Common stock - $.001 par value: 1,600,000,000 shares authorized, 144,962,989 and 127,159,464 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	144,963	127,159
Additional paid-in capital	43,377,999	42,515,999
Accumulated deficit	(47,324,653)	(43,858,974)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Deficit	(3,651,518)	(1,047,839)

Total Liabilities and Stockholders’ Deficit	$1,982,552	$2,204,168

See accompanying notes to the consolidated financial statements

H-Cyte, Inc and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$450,456	$19,500	$826,625	$1,036,276
Cost of Sales	(216,018)	(70,011)	(414,668)	(446,827)
Gross Profit	234,438	(50,511)	411,957	589,449

Operating Expenses
Salaries and related costs	586,119	594,447	1,247,894	1,818,157
Share based compensation	862,000	-	862,000	643
Loss on disposal of property and equipment	92,804	-	92,804	-
Other general and administrative	609,641	1,034,898	1,439,755	2,265,033
Research and development	-	200,000	-	950,000
Advertising	88,000	25,935	165,228	170,553
Depreciation and amortization	1,989	17,244	13,559	39,352
Total Operating Expenses	2,240,553	1,872,524	3,821,240	5,243,738

Operating Loss	(2,006,115)	(1,923,035)	(3,409,283)	(4,654,289)

Other Income (Expense)
Other Income	2,255	6,783	3,534	9,321
Interest expense	(54,145)	(363,023)	(59,930)	(419,172)
Change in fair value of redemption put liability	-	(18,952)	-	174,707
Loss on derivative instrument	-	(2,306,121)	-	(2,306,121)
Gain on extinguishment of debt	-	1,300,088	-	1,300,088
Warrant modification expense	-	(70,851)	-	(70,851)
Change in fair value of derivative liability - warrants	-	(3,057,225)	-	(2,882,247)
Total Other Income (Expense)	(51,890)	(4,509,301)	(56,396)	(4,194,275)

Net Loss	$(2,058,005)	$(6,432,336)	$(3,465,679)	$(8,848,564)

Accrued dividends on outstanding Series B Convertible Preferred Stock	-	18,300	-	36,600
Deemed dividend on Series D Convertible Preferred Stock	-	120,329	-	278,476
Net loss attributable to common stockholders	$(2,058,005)	$(6,570,965)	$(3,465,679)	$(9,163,640)

Loss per share - Basic and Diluted	$(0.01)	$(0.06)	$(0.03)	$(0.09)

Weighted average outstanding shares - basic and diluted	138,092,414	103,430,305	135,827,192	101,634,961

See accompanying notes to the consolidated financial statements

H-Cyte, Inc and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2020 and 2021

Three months ended	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
June 30, 2020 and 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - March 31, 2020	-	$-	6,100	$6	99,878,079	$99,878	$28,117,978	$(39,815,966)	$(370,132)	$(11,968,236)
Accrued dividends on Series B Convertible Preferred Stock	-	-	-	-	-	-	(18,300)	-	-	(18,300)
Deemed dividend on Series D Convertible Preferred Stock	-	-	-	-	-	-	(120,329)	-	-	(120,329)
Adjustment of exercise price on certain warrants	-	-	-	-	-	-	(438,913)	-	-	(438,913)
Issuance of warrants to extend short-term debt	-	-	-	-	-	-	6,594	-	-	6,594
Conversion of Short-term notes, related parties	-	-	-	-	4,368,278	4,368	214,046	-	-	218,414
Net loss	-	-	-	-	-	-	-	(6,432,336)	-	(6,432,336)
Balances – June 30, 2020	-	$-	6,100	$6	104,246,357	$104,246	$27,761,076	$(46,248,302)	$(370,132)	$(18,753,106)

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - March 31, 2021	528,429,575	$528,429	-	-	136,839,298	$136,839	$42,515,999	$(45,266,648)	$(370,132)	$(2,455,513)
Conversion of Series A Preferred Stock to common stock	(8,123,691)	(8,124)	-	-	8,123,691	8,124	-	-	-	-
Share based compensation	-	-	-	-	-	-	862,000	-	-	862,000
Net Loss	-	-	-	-	-	-	-	(2,058,005)	-	(2,058,005)
Balances – June 30, 2021	520,305,884	$520,305	-	-	144,962,989	$144,963	$43,377,999	$(47,324,653)	$(370,132)	$(3,651,518)

Six months ended	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
June 30, 2020 and 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - December 31, 2019	-	$-	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,362,531)	$(370,132)	$(9,460,742)
Deemed dividend on Series D Convertible Preferred Stock at issuance	-	-	-	-	-	-	-	(37,207)	-	(37,207)
Deemed dividend on Series D Convertible Preferred Stock	-	-	-	-	-	-	(241,269)	-	-	(241,269)
Issuance of warrants in connection with Series D Convertible Preferred Stock	-	-	-	-	-	-	31,902	-	-	31,902
Issuance of common stock in exchange for consulting fees incurred	-	-	-	-	109,375	$109	34,891	-	-	35,000
Issuance of warrants pursuant to extension of maturity date on short-term notes, related party	-	-	-	-	-	-	17,636	-	-	17,636
Share based compensation	-	-	-	-	-	-	643	-	-	643
Accrued dividends on Series B Convertible Preferred Stock	-	-	-	-	-	-	(36,600)	-	-	(36,600)
Adjustment of exercise price on certain warrants	-	-	-	-	-	-	(438,913)	-	-	(438,913)
Issuance of warrants to extend short-term debt	-	-	-	-	-	-	6,594	-	-	6,594
Conversion of short-term notes, related parties	-	-	-	-	4,368,278	4,368	214,046	-	-	218,414
Net loss	-	-	-	-	-	-	-	(8,848,564)	-	(8,848,564)
Balances – June 30, 2020	-	$-	6,100	$6	104,246,357	$104,246	$27,761,076	$(46,248,302)	$(370,132)	$(18,753,106)

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - December 31, 2020	538,109,409	$538,109	-	$-	127,159,464	$127,159	$42,515,999	$(43,858,974)	$(370,132)	$(1,047,839)
Conversion of Series A Preferred Stock to common stock	(17,803,525)	(17,804)	-	-	17,803,525	17,804	-	-	-	-
Share based compensation	-	-	-	-	-	-	862,000	-	-	862,000
Net loss	-	-	-	-	-	-	-	(3,465,679)	-	(3,465,679)
Balances – June 30, 2021	520,305,884	$520,305	-	$-	144,962,989	$144,963	$43,377,999	$(47,324,653)	$(370,132)	$(3,651,518)

See accompanying notes to the consolidated financial statements

H-Cyte, Inc and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(3,465,679)	$(8,848,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,559	39,352
Amortization of debt discount	—	242,627
Issuance of warrants pursuant to short-term notes, related party	—	17,636
Issuance of warrants to extend short-term debt	—	6,594
Share based compensation expense	862,000	643
Common stock issued for consulting services	—	35,000
Change in fair value of derivative liability - warrants and redemption put liability	—	2,707,541
Change in fair value of derivative liability - loss on derivative instrument	—	2,306,121
Warrant modification expense	—	70,851
Loss on disposal of property and equipment	92,804	—
Gain on extinguishment of debt	—	(1,300,088)
Changes in operating assets and liabilities:
Accounts receivable	—	19,667
Patient financing receivable, current portion	(22,990)	—
Other receivables	20,314	14,782
Patient financing receivable, net of current portion	(42,470)	—
Prepaid expenses and other assets	(50,759)	668,656
Interest payable	6,712	158,113
Accounts Payable	(51,277)	(164,792)
Accrued liabilities	(68,390)	(72,619)
Other current liabilities	57,498	62,581
Deferred revenue	(91,951)	(299,125)

Net Cash Used in Operating Activities	(2,740,629)	(4,335,024)

Cash Flows from Investing Activities
Purchase of property and equipment	(7,832)	—
Net Cash Used in Investing Activities	(7,832)	—

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	1,554,220	—
Proceeds from convertible notes payable	1,070,118	—
Payments on debt obligations	—	(10,937)
Proceeds from paycheck protection program loan	—	809,082
Proceeds from warrants, net of issuance costs	—	3,842,695
Proceeds from issuance of Series D Convertible Preferred Stock	—	100,000
Net Cash Provided by Financing Activities	2,624,338	4,740,840

Net (Decrease)/ Increase in Cash	(124,123)	405,816

Cash - Beginning of period	1,640,645	1,424,096

Cash - End of period	$1,516,522	$1,829,912

Supplementary Cash Flow Information
Cash paid for interest	$3,880	$18,431

Non-cash investing and financing activities
Adjustment of exercise price on warrants	—	438,913
Issuance of warrants to extend short-term debt	—	6,594
Conversion of short-term notes, related parties	—	218,414
Deemed dividend on Series D Convertible Preferred Stock	—	278,476
Issuance of Warrants in connection with Series D Convertible Preferred Stock	—	31,902
Dividends accrued on Series B Convertible Preferred Stock	—	36,600

See accompanying notes to the consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last two years, the Company has evolved into two separate divisions with its entrance into the biologics development space (“Biologics Division”). This new division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed.

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC”) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company (for further discussion, see Notes 8 and 9-“Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Autologous Infusion Therapy (“Infusion Division”)

The Infusion Division develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division provides oversight and management of the highest quality to the LHI clinics, while producing positive medical outcomes following the strictest Centers for Disease Control and Prevention (the “CDC”) guidelines.

Biotech Development (“Biologics Division”)

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel EV technology to harness the healing power of the body. Rion’s innovative technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular, and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop combined proprietary biologics. The Company is currently evaluating the potential of a combined biologic and the utilization of this agreement.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion has also agreed to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of its efforts.

After conducting the clinical efficacy trials of this biologic, the Company intends to pursue submission of a Biologics License Application (“BLA”) for review by the FDA for treatment of COPD or similar lung disorders.

On April 2, 2021, the Company entered into a series of agreements with Medovex, LLC to pursue a joint venture regarding the continued development and commercialization of the DenerveX device for business outside of the U.S. The Company has determined that the transactions resulting from the series of agreements with Medovex, LLC are immaterial. The Company will assess the progress of the joint venture on a quarterly basis for materiality.

Note 2 – Basis of presentation

The accompanying interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019, which included all information and notes necessary for such complete presentation in conjunction with its 2020 Annual Report on Form 10-K.

The results of operations for the interim period ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are contained in the Company’s 2020 Annual Report on Form 10-K. For further discussion refer to Note 2–“Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $2,058,000 and $3,466,000 and for the three months and six months ended June 30, 2021. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The interim consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

Convertible Notes Payable

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on March 31, 2022 with an annual interest rate of 8%. The Notes, plus accrued interest, are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement. The Company chose early adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 related to the April 2021 Note Purchase Agreement.

The Company had cash on hand of approximately $1,516,000 as of June 30, 2021 and approximately $1,099,000 as of August 11, 2021. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support the Biosciences Division’s business model.

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

Note 4 – Right-of-use Asset And Lease Liability

The components of lease expense, which are included in other general and administrative expense, for the three months and six months ended June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$75,058	$151,464	$183,650	$302,028

Cash paid for amounts included in the measurement of lease liabilities for the three months and six months ended June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$75,058	$151,464	$183,650	$302,028

Supplemental balance sheet and other information related to operating leases are as follows:

	June 30, 2021	December 31, 2020

Operating leases right-of-use assets	$183,685	$278,552
Lease liability, current portion	90,276	139,189
Lease liability, net of current portion	111,096	157,050
Total operating lease liabilities	$201,372	$296,239
Weighted average remaining lease term	2.17 years	2.32 years
Weighted average discount rate	10.73%	10.31%

Future maturities of operating lease liabilities as of June 30, 2021 are as follows:

Operating leases

Remainder of 2021	$50,752
2022	102,891
2023	69,333
Total lease payments	222,976
Less: Interest	(21,604)
Total lease liability	$201,372

The Company did not renew its corporate office space lease in Tampa, FL which expired on March 31, 2021. The Company leases medical clinic space in Tampa, FL, Nashville, TN, and Scottsdale, AZ. These clinic locations have various expiration dates through August 31, 2023. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. The Company entered into a twelve-month lease for its Tampa location beginning April 1, 2021 totalling $71,775. The Dallas, TX lease expired on July 31, 2020 and the Pittsburgh, PA lease expired on October 31, 2020, neither of which were renewed as these clinic locations were permanently closed. The Company decided that its corporate staff will continue working remotely but the Company will have a small corporate meeting room in the Tampa LHI clinic.

Note 5 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	June 30, 2021	December 31, 2020
Furniture and fixtures	5-7 years	$96,185	$231,222
Computers and software	3-7 years	213,660	246,323
Leasehold improvements	15 years	40,130	155,583
		349,975	633,128
Less: accumulated depreciation		(309,331)	(493,953)

Total		$40,644	$139,175

Depreciation expense was approximately $2,000 and $14,000 for the three and six months ended June 30, 2021, respectively. Depreciation expense was approximately $17,000 and $39,000 for the three months and six months ended June 30, 2020, respectively. The Company uses the straight-line depreciation method to calculate depreciation expense. The Company recorded a loss on disposal of approximately $93,000 for the three and six months ended June 30, 2021.

Note 6 – Related Party Transactions

Board Members and Officers and Related Expenses

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair to $2,500 per quarter. On January 12, 2021, Mr. Monteleone was appointed as Chairman of the Board and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $4,167 per month to serve on the Board of Directors and an additional $5,000 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. The Company expensed approximately $17,500 and $35,000 in compensation to Mr. Monteleone for the three months and six months ended June 30, 2021, respectively. The Company expensed approximately $17,500 and $47,500 in compensation to Mr. Monteleone for the three months and six months ended June 30, 2020, respectively.

Effective October 1, 2020, the Company entered into an oral agreement with Mr. Michael Yurkowsky in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. The Company expensed approximately $12,500 and $25,000 in compensation to Mr. Yurkowsky for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company expensed $0.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. The Company expensed approximately $12,500 and $17,000 in Board fee compensation to Mr. Horne for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, the Company expensed $0.

Debt and Other Obligations

The short-term notes, related parties and convertible notes payable, related parties are detailed in Note 3-“Liquidity, Going Concern and Management’s Plans” in this Form 10-Q.

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

Convertible Notes Payable

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on March 31, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

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

On July 29, 2020, the Company filed its Second Amended and Restated Certificate of Incorporation (the “Amended COI”). The Amended COI provides for the issuance of up to 1,600,000,000 shares of Common Stock and 1,000,000,000 shares of Preferred Stock, of which 800,000,000 shares are designated as Series A Preferred Stock and eliminates the previously authorized classes of preferred stock. The Amended COI also delineates the rights of the Series A Preferred Stock.

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

Additionally, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A Preferred Stock to the holders of outstanding promissory notes, issued in April 2020, in the aggregate principal amount and accrued interest of $4,483,617. The notes were converted pursuant to a mandatory conversion triggered by the completion of the Rights Offering (for further discussion, see Note 9-“Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

During the three and six months ended June 30, 2021, 8,123,691 and 17,803,525 shares of Series A Preferred Stock were converted to Common Stock at the request of certain Series A Preferred Shareholders.

Voting Rights

Holders of Series A Preferred Stock (“Series A Holders”) have the right to receive notice of any meeting of holders of common stock and to vote upon any matter submitted to a vote of the holders of common stock. Each Series A Holder shall vote on each matter on an as converted basis submitted to them with the holders of common stock.

Conversion

Series A Preferred Stock converts to common stock at a 1:1 ratio immediately upon request of the Series A Holder.

Liquidation

Series A Preferred Stock does not have preferential treatment over common stock shareholders if the Company liquidates or dissolves.

Share-Based Compensation

The Company utilizes the Black-Scholes valuation method to recognize share-based compensation expense over the vesting period. The expected life represents the period that the stock-based compensation awards are expected to be outstanding.

Stock Option Activity

On April 1, 2021, the Board of Directors of the Company approved and granted to certain directors and officers of the Company an aggregate of 54,750,000 stock options of which 4,750,000 were immediately vested on the date of grant. Each option granted has an exercise price of $0.07 per share and an expiration date of ten years from the date of grant. These options are not included in the Company’s current stock option plan as they were granted outside of the plan.

For the six months ended June 30, 2020, all outstanding stock options were fully vested, and related compensation expense recognized. For the six months ended June 30, 2021, 55,135,000 options were outstanding and 5,718,133 were vested. As of June 30, 2021, the Company recognized $862,000 in stock-based compensation expense and has approximately $2,150,000 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 3.24 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$0.054	to	$0.056
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the six months ended June 30, 2020 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	—	—	—
Expired/Cancelled	(15,000)	1.35	—
Outstanding and exercisable at June 30, 2020	410,000	$1.39	7.23

Outstanding at December 31, 2020	410,000	$1.39	6.72
Granted	54,750,000	0.07	9.75
Expired/Cancelled	(25,000)	2.16	—
Outstanding at June 30, 2021	55,135,000	$0.08	9.73

Exercisable at June 30, 2021	5,718,333	$0.16	9.52

The following is a summary of the Company’s non-vested shares for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	-	$-
Granted	54,750,000	0.06
Vested	(5,333,333)	0.05
Forfeited	-	-
Non-vested at June 30, 2021	49,416,667	$0.06

Non-Controlling Interest

For the six months ended June 30, 2021 and 2020, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities, however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management services agreement. Based on these agreements, the Company has the responsibility to run and make decisions on behalf of the clinics, except for medical care and procedures. Beginning in January 2018, the Company adopted the policy, for all of the VIEs, that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income to $0 each month for the VIEs. Due to this change in policy, there was no change in the non-controlling interest for the six months ended June 30, 2021 or 2020 related to the net income (loss) as it was $0 each month through the management fee charged by the Company. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed.

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Six Months Ended June 30,
	2021	2020
Options to purchase common stock (in the money)	4,977,273	410,000
Warrants to purchase common stock (in the money)	386,908,082	404,821,082
Series A Preferred Stock convertible to common stock	520,305,884	-
Series B & D Preferred Stock convertible to common stock	-	38,308,600
Total	912,191,239	443,539,682

Excluded from the above table are 23,149,370 warrants and 385,000 stock options for the six months ended June 30, 2021 as they are out of the money (exercise price greater than $0.08). Inclusion of such would be anti-dilutive.

Note 8 – Commitments & Contingencies

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations, and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention, and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2021, the Company had no litigation matters which required any accrual or disclosure.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Nashville and LI Scottsdale. For the three and six months ended June 30, 2021, payments totaling approximately $26,000 and $43,000, respectively, were made to these physicians’ legal entities. For the three and six months ended June 30, 2020, payments totaling approximately $0 and $22,000, respectively, were made to these physicians’ legal entities. Due to COVID-19, the Company temporarily ceased operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, LI Scottsdale, LI Nashville, and LI Tampa, at which time, the guaranteed payments for these clinics were suspended. The guaranteed payments did not resume for LI Dallas and LI Pittsburgh due to those clinics being permanently closed. The Company resumed guaranteed payments in January 2021 for LI Nashville and LI Scottsdale.

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

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of the biologic. An additional $350,000 in expense is expected to be incurred per the Rion Agreements. At this time, the Company is not able to estimate when this expense will occur. For the three and six months ended June 30, 2021 the Company expensed $0. For the three and six months ended June 30, 2020 the Company expensed $200,000 and $950,000, respectively.

Note 9 – Short-term Debt

Convertible Notes Payable

Convertible Notes payable represents a securities purchase agreement with select accredited investors, which was assumed in the Asset Purchase Agreement between Medovex Corp and Regenerative Medicine Solutions, LLC (“Merger”) in 2019 (see Note 1 – “Description of the Company” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K). The debt assumed by the Company, as part of the merger, consisted of $750,000 of units (the “Units”) with a purchase price of $50,000 per Unit. Each Unit consists of (i) a 12% senior secured convertible note, initially convertible into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.40 or ninety percent (90%) of the per share purchase price of any shares of common stock or common stock equivalents issued in future private placements of equity and/or debt securities completed by the Company following this offering, and (ii) a three-year warrant to purchase such number of shares of the Company’s common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the notes at $0.40. The Convertible Notes were secured by all of the assets of the Company.

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

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on March 31, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

Interest expense is being accreted to the principal balance using the effective interest method. For the three months ended June 30, 2021, the Company recorded interest expense of $29,220 and $20,118 for related party convertible notes payable and convertible notes payable, respectively.

Notes Payable

Notes payable were assumed in the Merger and are due in aggregate monthly instalments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The Company is working with the lender for an additional extension of the promissory notes. The promissory notes have an aggregate outstanding balance of approximately $67,000 at June 30, 2021 and December 31, 2020. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of approximately $5,000.

On March 27, 2020, the Company issued a demand note in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the demand note to reflect a new principal amount of $1,000,000, which became the A&R Note (see Note 11-“Debt” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Paycheck Protection Program

On April 29, 2020, the Company issued a promissory note in the principal amount of $809,082 to the Bank of Tampa in connection with a loan in such amount made under the Paycheck Protection Program (“PPP Loan”). The PPP Loan bears an interest rate of 1% per annum and matures on April 29, 2022. The Company elected to use a 24-week Covered Period, per the SBA Paycheck Protection Program guidelines, which ended on October 14, 2020.

The Company can apply for loan forgiveness in an amount equal to the sum of the following costs incurred by the Company:

1) payroll costs;

2) any payment of interest on covered mortgage obligations;

3) any payment on a covered rent obligation; and

4) any covered utility payment

The amount forgiven will be calculated (and may be reduced) in accordance with the Paycheck Protection Program criteria set by the SBA. Not more than 40% of the amount forgiven can be attributed to non-payroll costs, as listed above. As long as a borrower submits its loan forgiveness application within ten months of the completion of the Covered Period (as defined below), the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by SBA. If the loan is fully forgiven, the borrower is not responsible for any payments. If only a portion of the loan is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the borrower on or before the maturity date of the loan. Interest accrues during the time between the disbursement of the loan and SBA remittance of the forgiveness amount. The borrower is responsible for paying the accrued interest on any amount of the loan that is not forgiven. The lender is responsible for notifying the borrower of remittance by SBA of the loan forgiveness amount (or that SBA determined that no amount of the loan is eligible for forgiveness) and the date on which the borrower’s first payment is due, if applicable. The Company filed its forgiveness application on April 20, 2021 and is still waiting for the application to be processed and approved.

Note 10 – Derivative Liabilities

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following are rollforwards of the liabilities during the six months ended June 30, 2020:

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

Derivative Liability- Warrants

Series B Warrants

As part of the April Offering, the holders of the Series B Warrants agreed to terminate anti-dilution price protection in their warrants and adjusted the exercise price to equal the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing. The modification resulted in an increase of approximately $75,000 to the fair value of the derivative liability related to the Series B Warrants.

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

The Company received an aggregate of $2,842,695 in gross proceeds through the April 2020 Offering and an advance of $1,000,000 which was converted into an Advance Note on April 17, 2020. The Company expected the price per share at which securities would have been offered for purchase in the Qualified Financing to be $0.014 resulting in the assumption there would be approximately 203,050,000 and 142,857,000 shares issuable upon exercise of the Purchaser Warrants and the Converted Advance Warrants, respectively. The warrants were valued using a Lattice model with the following assumptions: Trading market price- $0.05, estimated exercise price- $0.014, volatility- 103%, risk free rate- 0.65% and an estimated term of 10 years. At inception, the estimated fair value of the Purchaser Warrants and the Converted Advance Warrants was approximately $3,279,000 and $2,869,300, respectively.

The derivative liability has been remeasured to fair value at the end of each reporting period and the change in fair value, of approximately ($3,057,225) and ($2,882,247), has been recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the three months and six months ended June 30, 2020, respectively.

The Company estimated the fair value of the warrant derivative liability as of June 30, 2020 using the following assumptions:

June 30, 2020

Fair value of underlying stock	$0.05
Exercise price	$0.014
Risk free rate	0.14% - 0.66%
Expected term (in years)	0.17- 10.27
Stock price volatility	109% - 312%
Expected dividend yield	—

On April 17, 2020, the holders of the warrants agreed to terminate all anti-dilution price protections in their warrants.

The fair value of the warrants will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the estimated date and price of a Qualified Financing.

In conjunction with the Series D Preferred financing (see note 12), the Company offered the Series B warrant holders the option to exchange their warrants on the basis of 1 warrant for 0.40 common shares. Warrant holders chose to exchange 1,007,813 warrants with a fair value of approximately $75,000 for 403,125 shares of common stock with a fair value of approximately $73,000. On the date of the exchange, the Series B Warrants were first adjusted to fair value with the change in fair value being recorded in earnings.

Redemption Put Liability

As described in Note 12, the redemption put provision embedded in the Series D financing required bifurcation and measurement at fair value as a derivative. If the redemption put provision is triggered, it allows either payment in cash or the issuance of “Trigger Event Warrants”. Accordingly, the fair value of the Redemption put liability considered management’s estimate of the probability of cash payment versus payment in Trigger Event Warrants and was valued using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the Trigger Event Warrant portion of the redemption put liability using the following assumptions on June 30, 2020:

June 30, 2020

Fair value of underlying stock	$0.05
Exercise price	$0.20409
Risk free rate	0.66%
Expected term (in years)	9.5
Stock price volatility	107%
Expected dividend yield	—

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

The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of December 31, 2020 (see Note 12-“Derivative Liability-Warrants and Redemption Put” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Note 11 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the period ended June 30, 2021 and 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59
Issued	5,178,720	0.015	9.79
Outstanding and exercisable at June 30, 2020	49,984,796	$0.104	9.16
Issued, not yet exercisable(1)	354,836,286	0.014	9.79
Total outstanding at June 30, 2020	404,821,082	0.104	9.16

Outstanding and exercisable at December 31, 2020	413,423,972	$0.015	10.30
Expired	(3,366,520)	$0.32	—
Issued	—	—	—
Total outstanding and exercisable at June 30, 2021	410,057,452	$0.63	8.63

(1)	The Company had estimated on June 30, 2020 that the number of warrants to be granted for the bridge financing would be 354,836,286. The bridge financing closed on September 11, 2020 in which an additional 9,602,890 warrants were issued above the original estimate for a total of 364,439,176. The fair market value associated with the additional warrants issued was recorded to the change in fair value of derivative liability – warrants prior to being reclassed to equity. Upon closing of the Rights Offering on September 11, 2020, the Company issued warrants to one of the Series B Preferred shareholders of 1,292,411 due to an antidilution feature embedded in the Series B Warrant.

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

On November 21, 2019, the Company entered into a securities purchase agreement with FWHC Holdings, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Convertible Preferred Stock, par value $0.001 per share and the Series D Warrant (the “FWHC Investment”; see note 14-“Mezzanine Equity and Series D Convertible Preferred Stock” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

For the six months ended June 30, 2021 and 2020, the Company recorded $0 and $278,476, respectively, in deemed dividends on the Series D Convertible Preferred Stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,281,433 at June 30, 2020. All outstanding shares of Series D Convertible Preferred Stock were converted into 15,773,363 shares of Common Stock on July 28, 2020. The conversion was pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations.

As of December 31, 2020, the Company does not have any Series D Convertible Preferred Stock outstanding (see Note 9-“Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

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

From inception to June 30, 2021, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully offset by a valuation allowance as of June 30, 2021 and December 31, 2020. Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the full benefits of the deferred tax assets.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. There are no uncertain tax positions at June 30, 2021 and December 31, 2020. The Company has not undergone any tax examinations since inception.

Note 14 - Subsequent Events

Effective July 13, 2021, Tanya Rhodes, the Company’s Chief Technology Officer, was designated as an Executive Officer of the Company.

As of August 11, 2021, an additional 3,633,900 Series A Preferred Stock was converted into Common Stock at the request of certain Series A Preferred Stockholders.

The Company has evaluated subsequent events through August 13, 2021 and has determined that there have been no events that would require adjustments to or disclosure in the June 30, 2021 interim Consolidated Financial Statements other than those disclosed in this Form 10-Q.

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

Overview

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last two years, the Company has evolved into two separate divisions with its entrance into the biologics development space (“Biologics Division”). This new division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states.

The consolidated results for H-CYTE include the following wholly owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed.

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC”) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company (for further discussion, see Notes 8 and 9-“Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Autologous Infusion Therapy (“Infusion Division”)

The Infusion Division develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division provides oversight and management of the highest quality to the LHI clinics, while producing positive medical outcomes following the strictest Centers for Disease Control and Prevention (the “CDC”) guidelines.

Biotech Development (“Biologics Division”)

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel EV technology to harness the healing power of the body. Rion’s innovative technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular, and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop combined proprietary biologics. The Company is currently evaluating the potential of a combined biologic and the utilization of this agreement.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion has also agreed to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of its efforts.

After conducting the clinical efficacy trials of this biologic, the Company intends to pursue submission of a Biologics License Application (“BLA”) for review by the FDA for treatment of COPD or similar lung disorders.

On April 2, 2021, the Company entered into a series of agreements with Medovex, LLC to pursue a joint venture regarding the continued development and commercialization of the DenerveX device for business outside of the U.S. The Company has determined that the transactions resulting from the series of agreements with Medovex, LLC are immaterial. The Company will assess the progress of the joint venture on a quarterly basis for materiality.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On a continual basis, the Company evaluates its estimates and judgments, including those described in greater detail below.

The Company bases our estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations - Six months ended June 30, 2021 and 2020

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue of approximately $450,000 and $827,000 for the three and six months ended June 30, 2021, respectively. The Company recorded revenue of approximately $20,000 and $1,036,000, for the three and six months ended June 30, 2020, respectively. The increase in revenue for the three months ended June 30, 2021, as compared to the prior year is attributable to the economic impact that COVID-19 has had on the Company due to its vulnerable patient base being unable or unwilling to travel due to the virus. The Company suspended operations of the Infusion Vertical due to COVID-19 effective March 23, 2020 and did not reopen until August 2020 with limited capacity.

The Company recorded cost of sales of approximately $216,000 and $415,000 for the three and six months ended June 30, 2021, respectively. The Company recorded cost of sales of approximately $70,000 and $447,000 for the three and six months ended June 30, 2020, respectively. The increase in cost of sales for the three months ended June 30, 2021, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company. The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the Infusion Vertical. Medical supplies are predominantly variable costs based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments provided, during normal operations, can be handled adequately with the Company’s current level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

The Company generated gross profit of approximately $234,000 and $412,000 for the three and six months ended June 30, 2021, respectively. The Company generated gross profit of approximately ($51,000) and $589,000 for the three and six months ended June 30, 2020, respectively. The increase in gross profit, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company.

Operating Expenses

Salaries and Related Costs

The Company incurred salaries and related costs of approximately $586,000 and $1,248,000 for the three and six months ended June 30, 2021, respectively. The Company incurred salaries and related costs of approximately $594,000 and $1,819,000 for the three and six months ended June 30, 2020, respectively.

Other General and Administrative

The Company incurred other general and administrative costs of approximately $610,000 and $1,440,000 for the three and six months ended June 30, 2021, respectively. The Company incurred other general and administrative costs of approximately $1,035,000 and $2,265,000 for the three and six months ended June 30, 2020, respectively. The decrease, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company.

Of the total other general and administrative costs, approximately $161,000 and $481,000 were related to professional fees for the three and six months ended June 30, 2021. Professional fees were approximately $510,000 and $826,000 for the three and six months ended June 30, 2020. Professional fees consist primarily of accounting, legal, and public company compliance costs as well as regulatory costs.

Research and Development

The Company incurred research and development expenses of $0 for the three and six months ended June 30, 2021. The Company incurred research in development expenses of approximately $200,000 and $950,000 for the three and six months ended June 30, 2020, respectively. The $950,000 expense in 2020 was in connection with the Rion agreements.

Advertising

The Company incurred advertising costs of approximately $88,000 and $165,000 for the three months and six months ended June 30, 2021, respectively. The Company incurred advertising costs of approximately $26,000 and $171,000 for the three months and six months ended June 30, 2020, respectively. The increase, as compared to the prior year, is attributable to the economic impact that COVID-19 had on the Company in 2020 as the clinics were temporarily closed during the three months ended June 30, 2020, resulting in a reduction in marketing spend during the temporary closure.

Departure of Directors and Certain Officers, Election of Directors, Appointment of New Board Members and Officers.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board of directors (the “Board”) of the Company. Mr. Horne will remain a member of the Board.

On January 12, 2021, Mr. Ray Monteleone was appointed the new Chairman of the Board. Mr. Monteleone is a current member of the Board.

Funding Requirements

The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan to focus on the Biologics Division. The Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so.

Going Concern

The Company reported net losses of approximately $2,058,000 and $3,466,000 for the three months and six months ended June 30, 2021, respectively. The Company reported net losses of approximately $6,432,000 and $8,849,000 for the three months and six months ended June 30, 2020, respectively.

The Company’s independent registered public accounting firm included an explanatory paragraph with respect to the Company’s ability to continue as a going concern in its report on the Company’s consolidated financial statements for the year ended December 31, 2020. The presence of the going concern explanatory paragraph suggests that the Company may not have sufficient liquidity or minimum cash levels to operate the business. Since its inception, the Company has incurred losses and anticipates that the Company will continue to incur losses until its products can generate enough revenue to offset its operating expenses. The present level of cash is insufficient to satisfy our current operating requirements and Biologics Division business model.

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

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on March 31, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, provided $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

Interest expense is being amortized over the remaining term using the effective interest method.  For the three months ended June 30, 2021, the Company recorded interest expense of $29,220 and $20,118 for convertible notes payable, related parties and convertible notes payable, respectively.

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

On September 24, 2020, the Company issued an aggregate of 323,844,416 Preferred A shares to holders of outstanding promissory notes in the aggregate principal amount, accrued interest, and conversion of certain warrants totaling $4,483,617. The notes were converted pursuant to mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act. As a result of their participation in the backstop portion of the rights offering and the conversion of their promissory notes, FWHC Holdings, LLC became beneficial owners of approximately 61% of the Company’s outstanding common stock. This percentage includes that shares owned by FWHC Bridge, LLC and FWHC Bridge Friends, LLC who have indicated that they are part of a group with FWHC Holdings, LLC.

Working Capital Deficit

Working capital as of June 30, 2021 and December 31, 2020 is summarized as follows:

	As Of
	June 30, 2021	December 31, 2020
Current Assets	$1,697,341	$1,757,202
Current Liabilities	5,522,974	2,892,686
Working Capital Deficit	$(3,825,633)	$(1,135,484)

Cash Flows

Cash activity for the six months ended June 30, 2021 and 2020 is summarized as follows:

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(2,740,629)	$(4,335,204)
Cash used in investing activities	(7,832)	—
Cash provided by financing activities	2,624,338	4,740,840
Net (decrease)/ increase in cash	$(124,123)	$405,816

As of June 30, 2021, the Company had approximately $1,517,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in its internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, the Company determined that internal control deficiencies relating to a lack of segregation of duties still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that the Company’s internal disclosure controls were ineffective as of June 30, 2021, it has applied additional procedures and processes as necessary to ensure the reliability of financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2021, the Company has adopted and began to implement a written remediation plan which includes continuing to use external consultants for technical accounting matters, incremental formal education for the accounting and finance group, implementing a number of new entity and process level controls and installing a new accounting software system. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Date: August 13, 2021

H-CYTE, INC

By:	/s/ Robert S. Greif
Robert S. Greif
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeremy Daniel
Jeremy Daniel
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

