Form 10-Q
period 2021-09-30
H-CYTE, INC.
filed 2021-11-12
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

☐ Yes ☒ No

As of November 9, 2021, 163,381,339 shares of the registrant’s common stock were outstanding.

H-CYTE, INC AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under United States federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the Company’s ability to market, commercialize, and achieve broader market acceptance for its products;

●	the Company’s ability to successfully expand and achieve full productivity from its sales, clinical support, and marketing capabilities;

●	the Company’s ability to successfully complete the development of, and obtain regulatory clearance or approval for its products; and

●	the estimates regarding the sufficiency of the Company’s cash resources, the ability to obtain additional capital, or the ability to maintain or grow sources of revenue.

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

Item 1. Financial Statements

H-Cyte, Inc and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	Sept 30, 2021	December 31, 2020
Assets

Current Assets
Cash	$307,213	$1,640,645
Accounts receivable	9,200	-
Patient financing receivable, current portion	35,080	-
Other receivables	551	22,123
Prepaid expenses	106,228	94,434
Total Current Assets	458,272	1,757,202

Right-of-use asset	162,207	278,552
Property and equipment, net	40,344	139,175
Patient financing receivable, net of current portion	61,547	-
Other assets	18,412	29,239
Total assets	$740,782	$2,204,168

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,044,727	$1,006,968
Accrued liabilities	187,119	276,415
Other current liabilities	141,330	154,812
Notes payable, current portion	67,444	67,444
Convertible notes payable, related parties	1,584,665	-
Convertible notes payable	1,091,080	-
PPP Loan, current portion	105,878	606,811
Deferred revenue	410,031	634,149
Lease liability, current portion	92,589	139,189
Interest payable	4,385	6,898
Total Current Liabilities	4,729,248	2,892,686

Long-term Liabilities
Lease liability, net of current portion	87,304	157,050
PPP Loan, net of current portion	-	202,271
Total Long-term Liabilities	87,304	359,321

Total Liabilities	4,816,552	3,252,007

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 515,874,354 and 538,109,409 shares issued and outstanding at September 30, 2021 and, December 31, 2020, respectively	515,874	538,109
Common stock - $.001 par value: 1,600,000,000 shares authorized, 149,394,519 and 127,159,464 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	149,394	127,159
Additional paid-in capital	43,540,358	42,515,999
Accumulated deficit	(47,911,264)	(43,858,974)
Non-controlling interest	(370,132)	(370,132)
Total Stockholders’ Deficit	(4,075,770)	(1,047,839)

Total Liabilities and Stockholders’ Deficit	$740,782	$2,204,168

See accompanying notes to the consolidated financial statements

H-Cyte, Inc and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2021	2020	2021	2020

Revenues	$460,216	$649,892	$1,286,841	$1,686,168
Cost of Sales	(138,786)	(161,252)	(553,454)	(608,079)
Gross Profit	321,430	488,640	733,387	1,078,089

Operating Expenses
Salaries and related costs	534,752	606,294	1,782,646	2,425,094
Share based compensation	162,359	-	1,024,359	643
Loss on disposal of property and equipment	-	-	92,804	-
Other general and administrative	789,365	542,317	2,229,120	2,806,707
Research and development	3,285	201,658	3,285	1,151,658
Advertising	58,643	51,643	223,871	222,196
Depreciation and amortization	300	30,095	13,859	69,447
Total Operating Expenses	1,548,704	1,432,007	5,369,944	6,675,745

Operating Loss	(1,227,274)	(943,367)	(4,636,557)	(5,597,656)

Other Income (Expense)
Forgiveness of PPP loan	698,820	-	698,820	-
Gain on extinguishment of debt	-	-	-	1,300,088
Interest expense	(50,516)	(1,039,349)	(110,446)	(1,458,521)
Other income (expense)	(7,641)	(34,504)	(4,107)	(25,182)
Change in fair value of redemption put liability	-	97,997	-	272,705
Loss on derivative instrument	-	-	-	(2,306,121)
Warrant modification expense	-	-	-	(70,851)
Change in fair value of derivative liability - warrants	-	5,869,102	-	2,986,853
Total Other Income (Expense)	640,663	4,893,246	584,267	698,971

Net Income (Loss)	$(586,611)	$3,949,879	$(4,052,290)	$(4,898,685)

Accrued dividends on outstanding Series B Convertible Preferred Stock	-	7,856	-	44,456
Deemed dividend on Series D Convertible Preferred Stock	-	36,450	-	277,719
Net Income (Loss) attributable to common stockholders	$(586,611)	$3,905,573	$(4,052,290)	$(5,220,860)

Net Income (Loss) per share
Basic	$(0.00)	$0.03	$(0.03)	$(0.05)
Diluted	$(0.00)	$0.01	$(0.03)	$(0.05)

Weighted average outstanding shares - basic	142,407,798	116,970,322	140,074,271	106,691,185
Weighted average outstanding shares - diluted	142,407,798	664,244,972	140,074,271	106,691,185

See accompanying notes to the consolidated financial statements

H-Cyte, Inc and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2020 and 2021

Three months ended	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
September 30, 2020 and 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - June 30, 2020	-	$-	6,100	$6	104,246,357	$104,246	$27,761,076	$(46,248,302)	$(370,132)	$(18,753,106)

Conversion of Series B Preferred Stock to Common Stock	-	-	(6,100)	(6)	2,119,713	2,120	150,983	-	-	153,097
Accrued dividends on Series B Preferred Stock	-	-	-	-	-	-	(7,856)	-	-	(7,856)
Deemed dividend on Series D Preferred Stock	-	-	-	-	-	-	(36,450)	-	-	(36,450)
Conversion of Short-term convertible notes to Preferred Stock	287,984,337	287,984	-	-	-	-	4,751,484	-	-	5,039,468
Conversion of related party warrants to equity	-	-	-	-	-	-	107,123	-	-	107,123
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	15,773,363	15,773	6,422,441	-	-	6,438,214
Reclassification of Series B warrants to Common Stock	-	-	-	-	-	-	73,805	-	-	73,805
Reclassification of Series D warrants to Common Stock	-	-	-	-	-	-	337,400	-	-	337,400
Issuance of Series A Preferred Stock in Rights Offering	218,285,024	218,285	-	-	-	-	2,517,451	-	-	2,735,736
Conversion of Short-term related party convertible notes to Preferred Stock	35,860,079	35,860	-	-	-	-	412,541	-	-	448,401
Net loss	-	-	-	-	-	-	-	3,949,879	-	3,949,879
Balances – September 30, 2020	542,129,440	$542,129	-	$-	122,139,433	$122,139	$42,489,998	$(42,298,423)	$(370,132)	$485,711

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - June 30, 2021	520,305,884	$520,305	-	-	144,962,989	$144,963	$43,377,999	$(47,324,653)	$(370,132)	$(3,651,518)
Share based compensation	-	-	-	-	-	-	162,359	-	-	162,359
Conversion of Series A Preferred Stock to common stock	(4,431,530)	(4,431)	-	-	4,431,530	4,431	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(586,611)	-	(586,611)
Balances – September 30, 2021	515,874,354	$515,874	-	-	149,394,519	$149,394	$43,540,358	$(47,911,264)	$(370,132)	$(4,075,770)

Nine months ended	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
September 30, 2020 and 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - December 31, 2019	-	$-	6,100	$6	99,768,704	$99,769	$28,172,145	$(37,362,531)	$(370,132)	$(9,460,743)
Accrued dividends on Series B Preferred Stock	-	-	-	-	-	-	(44,456)	-	-	(44,456)
Adjustment of exercise price on certain warrants	-	-	-	-	-	-	(438,913)	-	-	(438,913)
Reclassification of Series B warrants to equity	-	-	-	-	-	-	73,805	-	-	73,805
Reclassification of Series D warrants to equity	-	-	-	-	-	-	337,400	-	-	337,400
Conversion of Series B Preferred Stock	-	-	(6,100)	(6)	2,119,713	2,120	150,983	-	-	153,097
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	15,773,363	15,773	6,422,441	-	-	6,438,214
Conversion of Short-term related party convertible notes to Preferred Stock	35,860,079	35,860	-	-	-	-	412,541	-	-	448,401
Issuance of Common Stock in connection with extinguishment of short term notes, related parties	-	-	-	-	4,368,278	4,368	214,046	-	-	218,414
Deemed dividend on Series D Preferred Stock	-	-	-	-	-	-	(277,719)	-	-	(277,719)
Deemed dividend on Series D Preferred Stock at issuance	-	-	-	-	-	-	-	(37,207)	-	(37,207)
Conversion of related party warrants to equity	-	-	-	-	-	-	107,123	-	-	107,123
Issuance of Common Stock in exchange for consulting fees incurred	-	-	-	-	109,375	109	34,891	-	-	35,000
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	-	-	-	-	-	-	31,902	-	-	31,902
Conversion of short-term convertible notes to Preferred Stock	287,984,337	287,984	-	-	-	-	4,751,484	-	-	5,039,468
Issuance of warrants pursuant to extension of convertible short-term notes	-	-	-	-	-	-	17,636	-	-	17,636
Issuance of warrants pursuant to extension of maturity date on convertible debt	-	-	-	-	-	-	6,595	-	-	6,595
Issuance of Series A Preferred Stock in Rights Offering	218,285,024	218,285	-	-	-	-	2,517,451	-	-	2,735,736
Share based compensation	-	-	-	-	-	-	643	-	-	643
Net loss	-	-	-	-	-	-	-	(4,898,685)	-	(4,898,685)
Balances – September 30, 2020	542,129,440	$542,129	-	$-	122,139,433	$122,139	$42,489,998	$(42,298,423)	$(370,132)	$485,711

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balances - December 31, 2020	538,109,409	$538,109	-	$-	127,159,464	$127,159	$42,515,999	$(43,858,974)	$(370,132)	$(1,047,839)
Conversion of Series A Preferred Stock to common stock	(22,235,055)	(22,235)	-	-	22,235,055	22,235	-	-	-	-
Share based compensation	-	-	-	-	-	-	1,024,359	-	-	1,024,359
Net loss	-	-	-	-	-	-	-	(4,052,290)	-	(4,052,290)
Balances – September 30, 2021	515,874,354	$515,874	-	$-	149,394,519	$149,394	$43,540,358	$(47,911,264)	$(370,132)	$(4,075,770)

See accompanying notes to the consolidated financial statements

H-Cyte, Inc and Subsidiaries

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended Sept 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(4,052,290)	$(4,898,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,859	69,447
Amortization of debt discount	-	1,395,007
Forgiveness of PPP loan	(698,820)	-
Issuance of warrants to extend convertible debt	-	17,636
Issuance of warrants pursuant to short-term notes, related party	-	(1,300,088)
Issuance of warrants to extend short-term debt	-	6,595
Share based compensation expense	1,024,359	643
Common stock issued for consulting services	-	35,000
Change in fair value of derivative liability - warrants	-	(2,986,853)
Change in fair value of derivative liability - warrants	-	(272,705)
Change in fair value of derivative liability - Day one derivative loss	-	2,306,121
Warrant modification expense	-	70,851
Loss on disposal of property and equipment	92,804	-
Changes in operating assets and liabilities:
Accounts receivable	(9,200)	20,167
Patient financing receivable, current portion	(35,080)	-
Other receivables	21,572	16,372
Patient financing receivable, net of current portion	(61,547)	-
Prepaid expenses and other assets	(968)	707,457
Interest payable	6,333	35,565
Accounts Payable	37,759	(237,409)
Accrued liabilities	(89,296)	(21,206)
Other current liabilities	(13,482)	(15,680)
Deferred revenue	(224,118)	(409,375)

Net Cash Used in Operating Activities	(3,988,115)	(5,461,140)

Cash Flows from Investing Activities
Purchase of property and equipment	(7,832)	(2,285)
Net Cash Used in Investing Activities	(7,832)	(2,285)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	1,584,665	-
Proceeds from convertible notes payable	1,091,080	-
Proceeds from PPP loan	-	809,082
Payments on PPP Loan	(13,230)	(10,937)
Proceeds from warrants, net of issuance costs	-	3,842,695
Proceeds from issuance of Preferred Stock Series A, net of issuance costs	-	2,735,736
Proceeds from issuance of Series D Convertible Preferred Stock	-	100,000
Net Cash Provided by Financing Activities	2,662,515	7,476,576

Net Change in Cash	(1,333,432)	2,013,151

Cash - Beginning of period	1,640,645	1,424,096

Cash - End of period	$307,213	$3,437,247

Supplementary Cash Flow Information
Cash paid for interest	$3,367	$17,066

Non-cash investing and financing activities
Deemed Dividend on Series D Convertible Preferred Stock	$-	$314,926
Conversion of Series D Preferred Stock to Common Stock	-	6,438,214
Conversion of related party (Horne) warrants to equity	-	107,123
Reclassification of Series B warrants to equity	-	73,805
Reclassification of Series D warrants to equity	-	337,400
Issuance of Common Stock in exchange for consulting fees	-	35,000
Issuance of warrants to extend short-term debt	-	6,595
Issuance of warrants pursuant to extension of convertible short-term notes	-	17,636
Conversion of Series B Preferred Stock to Common Stock	-	153,097
Conversion of short-term related party convertible notes to Preferred Stock	-	412,541
Conversion of short-term convertible notes to Preferred Stock	-	4,751,484
Dividends accrued on Series B Preferred Stock	-	44,456
Adjustment of exercise price on convertible debt	-	438,913
Issuance of Common Stock in connection with extinguishment of short-term notes, related parties	-	218,414
Issuance of Warrants in connection with Series D Convertible Preferred Stock	-	31,902

See accompanying notes to the consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last two years, the Company has evolved into two separate divisions with its entrance into the biologics development space (“Biologics Division”). This new division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. On September 8, 2021, the Company announced that its Lung Health Institute facilities changed its name to Centers for Respiratory Health as the clinics continue to deliver treatments for patients with chronic respiratory and pulmonary disorders.

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

Biotech Development (“Biologics Division”)

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel EV technology to harness the healing power of the body. Rion’s innovative technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular, and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop combined proprietary biologics. The Company is evaluating alternate EV technologies to determine the most favorable path forward.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion has completed the research and development work which is under review by the Company. The Company is assessing if the Rion combined proprietary biologic is a more viable solution than potentially progressing with a single entity biologic from an alternative commercial source.

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

The results of operations for the interim period ended September 30, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are contained in the Company’s 2020 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $587,000 and $4,052,000 for the three and nine months ended September 30, 2021. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The interim consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,500 as part of the October 2021 Note Purchase Agreement. The Company chose early adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 related to the April 2021 and October 2021 Note Purchase Agreements.

The Company had cash on hand of approximately $307,000 as of September 30, 2021 and approximately $644,000 as of November 9, 2021. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support the Biosciences Division’s business model.

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

Note 4 – Right-of-use Asset And Lease Liability

The components of lease expense, which are included in other general and administrative expense, for the three and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$69,582	140,381	253,233	442,409

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flows from operating leases	$69,582	140,381	253,233	442,409

Supplemental balance sheet and other information related to operating leases are as follows:

	September 30, 2021	December 31, 2020

Operating leases right-of-use assets	$162,207	278,552
Lease liability, current portion	92,589	139,189
Lease liability, net of current portion	87,304	157,050
Total operating lease liabilities	$179,893	296,239
Weighted average remaining lease term	1.92 years	2.32 years
Weighted average discount rate	9.96%	10.31%

Future maturities of operating lease liabilities as of September 30, 2021 are as follows:

Operating leases

Remainder of 2021	$25,584
2022	102,891
2023	69,333
Total lease payments	197,808
Less: Interest	17,915
Total lease liability	$179,893

The Company did not renew its corporate office space lease in Tampa, FL which expired on March 31, 2021. The Company leases medical clinic space in Tampa, FL, Nashville, TN, and Scottsdale, AZ. These clinic locations have various expiration dates through August 31, 2023. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. The Company entered into a twelve-month lease extension for its Tampa location beginning April 1, 2021 totaling $71,775. The Company also entered into a twelve-month lease extension for its Nashville location beginning November 1, 2021 totaling $94,500. The Dallas, TX lease expired on July 31, 2020 and the Pittsburgh, PA lease expired on October 31, 2020, neither of which were renewed as these clinic locations were permanently closed. The Company decided that its corporate staff will continue working remotely but the Company will have a small corporate meeting room in the Tampa LHI clinic.

Note 5 - Property And Equipment

Property and equipment, net, consists of the following:

	Useful Life	September 30, 2021	December 31, 2020
Furniture and fixtures	5-7 years	$96,185	$231,222
Computers and software	3-7 years	213,660	246,323
Leasehold improvements	15 years	40,130	155,583
		349,975	633,128
Less: accumulated depreciation		(309,631)	(493,953)

Total		$40,344	$139,175

Depreciation expense was approximately $300 and $14,000 for the three and nine months ended September 30, 2021, respectively. Depreciation expense was approximately $30,000 and $69,000 for the three and nine months ended September 30, 2020, respectively. The Company uses the straight-line depreciation method to calculate depreciation expense. The Company recorded a loss on disposal of approximately $0 and $93,000 for the three and nine months ended September 30, 2021, respectively.

Note 6 – Related Party Transactions

Board Members and Officers and Related Expenses

Effective February 1, 2019, the Company entered into an oral consulting agreement with Mr. Raymond Monteleone, Board Member and Chairman of the Audit Committee in which Mr. Monteleone received $10,000 per month for advisory services and $5,000 per quarter as Audit Committee Chair in addition to regular quarterly board meeting fees. Effective March 25, 2020, the Company reduced the advisory services to $5,000 per month and the fees per quarter as the Audit Committee Chair to $2,500 per quarter. On January 12, 2021, Mr. Monteleone was appointed as Chairman of the Board and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $5,000 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. The Company expensed approximately $18,000 and $53,000 in compensation to Mr. Monteleone for the three and nine months ended September 30, 2021, respectively. The Company expensed approximately $18,000 and $65,000 in compensation to Mr. Monteleone for the three and nine months ended September 30, 2020, respectively.

Effective October 1, 2020, the Company entered into an oral agreement with Mr. Michael Yurkowsky in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. The Company expensed approximately $13,000 and $38,000 in compensation to Mr. Yurkowsky for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the Company expensed $0.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. The Company expensed approximately $13,000 and $29,000 in Board fee compensation to Mr. Horne for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company expensed $0.

Debt and Other Obligations

The convertible notes payable and convertible notes payable, related parties are detailed in Note 3 - “Liquidity, Going Concern and Management’s Plans” in this Form 10-Q.

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

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,500 as part of the October 2021 Note Purchase Agreement.

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

Additionally, on September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A Preferred Stock to the holders of outstanding promissory notes, issued in April 2020, in the aggregate principal amount and accrued interest of $4,483,617. The notes were converted pursuant to a mandatory conversion triggered by the completion of the Rights Offering (for further discussion, see Note 9 - “Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

During the three and nine months ended September 30, 2021, 4,431,530 and 22,235,055 shares of Series A Preferred Stock were converted to Common Stock at the request of certain Series A Preferred Shareholders.

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

The Board of Directors decided not to renew the former CEO’s (Robert Greif) employment contract; therefore, the unvested shares were forfeited resulting in a reduction of share-based compensation of approximately $205,000 for the period ending September 30, 2021 that was recognized during the period ending June 30, 2021.

For the nine months ended September 30, 2020, all outstanding stock options were fully vested, and related compensation expense recognized. For the nine months ended September 30, 2021, 29,635,000 options were outstanding and 14,801,667 were vested. For the three and nine months ended September 30, 2021 the Company recognized approximately $162,000 and $1,024,000 in stock-based compensation expense, respectively. The Company has approximately $574,000 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 3.12 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$0.054	to	0.056
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the nine months ended September 30, 2020 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	-	-	-
Expired/Cancelled	(15,000)	1.35	-
Outstanding and exercisable at September 30, 2020	410,000	$1.39	7.23

Outstanding at December 31, 2020	410,000	$1.39	6.72
Granted	54,750,000	0.07	9.50
Expired/Cancelled	(25,525,000)	0.07	-
Outstanding at September 30, 2021	29,635,000	$0.10	9.41

Exercisable at September 30, 2021	14,801,667	$0.10	9.41

The following is a summary of the Company’s non-vested shares for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	-	-
Granted	54,750,000	0.03
Vested	(14,416,667)	0.05
Forfeited	(25,500,000)	0.07
Non-vested at September 30, 2021	14,833,333	0.11

Non-Controlling Interest

For the nine months ended September 30, 2021 and 2020, the Company consolidated the results for LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale as VIEs. The Company owns no portion of any of these four entities, however, the Company maintains control through their management role for each of the clinics, in accordance with each clinic’s respective management services agreement. Based on these agreements, the Company has the responsibility to run and make decisions on behalf of the clinics, except for medical care and procedures. Beginning in January 2018, the Company adopted the policy, for all of the VIEs, that the management fee charged by the Company would equal the amount of net income from each VIE on a monthly basis, bringing the amount of the net income to $0 each month for the VIEs. Due to this change in policy, there was no change in the non-controlling interest for the nine months ended September 30, 2021 or 2020 related to the net income (loss) as it was $0 each month through the management fee charged by the Company. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed.

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Nine Months Ended September 30,
	2021	2020
Warrants to purchase common stock (in the money)	385,033,082	367,515,043
Series A Preferred Stock convertible to common stock	515,874,354	542,129,440
Total	900,907,436	909,644,483

Excluded from the above table are 22,607,701 warrants and 29,635,000 stock options for the nine months ended September 30, 2021 as they are out of the money (exercise price greater than $0.04). Inclusion of such would be anti-dilutive.

Note 8 – Commitments & Contingencies

Litigation

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations, and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention, and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current, or future transactions or events. As of September 30, 2021, the Company had no litigation matters which required any accrual or disclosure.

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

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion also agrees to consult with H-CYTE in its arrangement for services from third parties unaffiliated with Rion to support research, development, regulatory approval, and commercialization of the biologic. For the three and nine months ended September 30, 2021 the Company expensed $0. For the three and nine months ended September 30, 2020 the Company expensed $202,000 and $1,152,000, respectively. The Company is currently evaluating the potential of a combined biologic and the utilization of this agreement.

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

In 2019, $100,000 of the Convertible Notes were converted into shares of common stock, and $350,000 of the Convertible Notes were redeemed by the Company. The Company reached an extension with the remaining noteholder which extended the maturity date of the Hawes Notes for one year, until September 30, 2020. The notes had a principal balance of $300,000 plus penalties of approximately $85,000 and accrued interest of approximately $40,000 for a total adjusted principal balance upon renewal of $424,615 as of March 31, 2020. In connection with the April Offering, the Company entered into an amendment with the Investor with respect to the outstanding 12% Senior Secured Convertible Note due September 30, 2020, which was originally issued in 2018 and assumed in the Merger and which was purchased by the Investor from its original holder, George Hawes, on March 27, 2020 (see Note 11 –“Debt” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

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

Interest expense is being accreted to the principal balance using the effective interest method. For the three months and nine months ended September 30, 2021, the Company recorded interest expense of $30,445 for related party convertible notes payable and $20,962 for convertible notes payable and $59,665 for related party convertible notes payable and $41,080 for convertible notes payable, respectively.

Notes Payable

Notes payable were assumed in the Merger and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The Company is working with the lender for an additional extension of the promissory notes. The promissory notes have an aggregate outstanding balance of approximately $67,000 at September 30, 2021 and December 31, 2020. The Company has not made payments on this note since February 10, 2020, due to COVID-19, resulting in accrued interest of approximately $5,000.

On March 27, 2020, the Company issued a demand note in the principal amount of $500,000 to FWHC Bridge, LLC (the “Investor”) in exchange for a loan made by the Investor in such amount to cover the Company’s working capital needs. Subsequently on April 9, 2020, in exchange for an additional loan of $500,000 made by the Investor to the Company, the Company amended and restated the demand note to reflect a new principal amount of $1,000,000, which became the A&R Note (see Note 11-”Debt” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

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

The Company could apply for loan forgiveness in an amount equal to the sum of the following costs incurred by the Company:

1) payroll costs;

2) any payment of interest on covered mortgage obligations;

3) any payment on a covered rent obligation; and

4) any covered utility payment

The Company received notification from the Small Business Administration (“SBA”), dated August 17, 2021, notifying it that $689,974 in principal and $8,847 in interest was forgiven under the guidelines of the Paycheck Protection Program. As of September 30, 2021, the current balance is $105,878 with $405 in interest payable.

Note 10 – Derivative Liabilities

The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following are rollforwards of the liabilities during the nine months ended September 30, 2020:

Derivative Liability - Warrants

Balance at December 31, 2019	$315,855
Series D Warrant reclass from equity to liability classification	509,762
Warrants issued with modification of Horne Note	198,994
Warrants issued with April 17, 2020 financing	6,148,816
Fair value adjustments	(2,986,853)
Warrant reclassification from liability to equity classification	(4,186,574)
Balance at September 30, 2020	$—

Redemption Put Liability

Balance at December 31, 2019	$267,399
Issuance of Series D Convertible Preferred Stock	5,306
Fair value adjustments	(272,705)
Balance at September 30, 2020	$—

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of September 30, 2020.

(2)	Upon the closing of a Qualified Financing on September 11, 2020, the Derivative Liability- Warrants were reclassed to stockholder’s equity.

(3)	The Series D Preferred Stock was converted into common stock on July 28, 2020 at which time the Derivative Put Liability was no longer applicable, and its fair value as adjusted to zero and the extinguishment was recorded to income.

Derivative Liability- Warrants

Series B Warrants

As part of the April 2020 Offering, the holders of the Series B Warrants agreed to terminate anti-dilution price protection in their warrants and adjusted the exercise price to equal the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing. The modification resulted in an increase of approximately $75,000 to the fair value of the derivative liability related to the Series B Warrants. In addition, the Company recorded a change in fair market value of approximately $317,000 to the fair value of the derivative liability before the reclass to equity.

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

Series D Warrants

In conjunction with the Series D Preferred Financing, the Company originally issued Series D warrants to purchase 14,669,757 shares of Common Stock with an exercise price of $0.75 per share. At inception, the Series D warrants met all the criteria to be classified as equity. As part of the April 2020 Offering, the exercise price of the Series D Warrants was reduced to the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing. The modification of the exercise price resulted in the warrants requiring liability classification. The Series D Warrants were measured at fair value before and after the modification, resulting in a fair market value of approximately $510,000 when the warrants were reclassified to a liability on July 28, 2020.

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

April Bridge Loan and Converted Advance Warrants

The April 2020 Offering entitled the investors to warrants with the right to purchase up to 100% of the aggregate number of shares of Common Stock into which the Purchaser’s Note may ultimately be converted. The Company also received a $1,000,000 advance which was converted into a Converted Advance Note and Converted Advance Warrants in April 2020. The Converted Advance Warrants entitle the holder to purchase up to 200% of the aggregate number of shares of Common Stock into which the Converted Advanced Note may ultimately be converted.

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

Upon the closing of a Qualified Financing, which occurred on September 11, 2020, the exercise price of the Purchaser and Converted Advance Warrants became fixed at $0.014 and the Company then had sufficient authorized and unissued shares available to satisfy all their commitments under their equity-linked contracts. There are 212,821,929 and 150,324,857 shares issuable upon exercise of the Purchaser and the Converted Advance Warrants, respectively. The Warrants were revalued as of the date of the Qualified Financing using a Lattice valuation technique with the following assumptions: Trading market price - $0.027, estimated exercise price - $0.014, volatility - 106%, risk free rate - 0.67% and an estimated term of 10 years. The fair value of the Warrants of $3,668,247 was then reclassed from a derivative liability to stockholders’ equity.

When the Company entered into the April Offering and revised the exercise price of their warrants to the price per share at which shares of preferred stock are offered for purchase in a Qualified Financing, they no longer had sufficient authorized and unissued shares available to satisfy all their commitments to issue shares under their equity-linked contracts. The Company adopted the sequencing approach based on the earliest issuance date. Therefore, warrants issued before the April Offering did not require liability classification, while Warrants issued with the April financing, or subsequently, were classified as liabilities until such time the Company had sufficient authorized shares.

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

The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of December 31, 2020 (see Note 12- “Derivative Liability-Warrants and Redemption Put” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

Note 11 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the period ended September 30, 2021 and 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59
Issued	368,325,486	0.015	10.30
Total outstanding at September 30, 2020	413,131,562	0.09	9.79

Outstanding and exercisable at December 31, 2020	413,423,972	$0.015	10.30
Expired	(5,783,189)	$0.33	—
Issued	—	—	—
Total outstanding and exercisable at September 30, 2021	407,640,783	$0.58	8.42

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

On November 21, 2019, the Company entered into a securities purchase agreement with FWHC Holdings, LLC (“FWHC”) an accredited investor for the purchase of 146,998 shares of Series D Convertible Preferred Stock, par value $0.001 per share and the Series D Warrant (the “FWHC Investment”; see note 14 - “Mezzanine Equity and Series D Convertible Preferred Stock” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

For the nine months ended September 30, 2021 and 2020, the Company recorded $0 and $278,476, respectively, in deemed dividends on the Series D Convertible Preferred Stock in accordance with the 8% stated dividend resulting in a total balance of Series D Convertible Preferred stock of $6,281,433 at September 30, 2020. All outstanding shares of Series D Convertible Preferred Stock were converted into 15,773,363 shares of Common Stock on July 28, 2020. The conversion was pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations.

As of December 31, 2020, the Company does not have any Series D Convertible Preferred Stock outstanding (see Note 9 - “Equity Transactions” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K).

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

From inception to September 30, 2021, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully offset by a valuation allowance as of September 30, 2021 and December 31, 2020. Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the full benefits of the deferred tax assets.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. There are no uncertain tax positions at September 30, 2021 and December 31, 2020. The Company has not undergone any tax examinations since inception.

Note 14 - Subsequent Events

The Company has evaluated subsequent events through November 11, 2021 and has determined that there have been no events that would require adjustments to or disclosure in the September 30, 2021 interim Consolidated Financial Statements other than those disclosed in this Form 10-Q.

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes bear an annual interest rate of 8% and are due and payable on March 31, 2022. The Notes are convertible into shares of Common Stock at a discount of 20% of the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by all the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,500 as part of the October 2021 Note Purchase Agreement.

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

Overview

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last two years, the Company has evolved into two separate divisions with its entrance into the biologics development space (“Biologics Division”). This new division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. On September 8, 2021, the Company announced that its Lung Health Institute facilities changed its name to Centers for Respiratory Health as the clinics continue to deliver treatments for patients with chronic respiratory and pulmonary disorders.

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

Biotech Development (“Biologics Division”)

On June 21, 2019, H-CYTE entered into an exclusive product supply agreement with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”), the fourth leading cause of death in the U.S. Rion has established a novel EV technology to harness the healing power of the body. Rion’s innovative technology, based on science developed at Mayo Clinic, provides an off-the-shelf platform to enhance healing in soft tissue, musculoskeletal, cardiovascular, and neurological organ systems. This agreement provides for a 10-year exclusive and extendable supply agreement with Rion to enable H-CYTE to develop combined proprietary biologics. The Company is evaluating alternate EV technologies to determine the most favorable path forward.

On October 9, 2019, the Company entered into a services agreement with Rion which provides the Company the benefit of Rion’s resources and expertise for the limited purpose of (i) consulting with and assisting H-CYTE in the further research and development for the generation of a new biologic and (ii) subsequently assisting H-CYTE in seeking and obtaining FDA Phase 1 IND clearance for this biologic as necessary. Rion has completed the research and development work which is under review by the Company. The Company is assessing if the Rion combined proprietary biologic is a more viable solution than potentially progressing with a single entity biologic from an alternative commercial source.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

The Company bases our estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations - Nine months ended September 30, 2021 and 2020

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue of approximately $460,000 and $1,287,000 for the three and nine months ended September 30, 2021, respectively. The Company recorded revenue of approximately $650,000 and $1,686,000, for the three and nine months ended September 30, 2020, respectively. The decrease in revenue for the three months ended September 30, 2021, as compared to the prior year is attributable to the economic impact that COVID-19 has had on the Company due to its vulnerable patient base being unable or unwilling to travel due to the virus. The Company suspended operations of the Infusion Vertical due to COVID-19 effective March 23, 2020 and did not reopen until August 2020. The Company had pent up demand for the three months ended September 30, 2020 from patients who were not able to come in for treatment due to suspension of operations. The Company experienced higher revenue during the three months ended September 30, 2020 than the three months ended September 30, 2021 due to this pent up demand even though the clinics were only open August and September 2020.

The Company recorded cost of sales of approximately $139,000 and $553,000 for the three and nine months ended September 30, 2021, respectively. The Company recorded cost of sales of approximately $161,000 and $608,000 for the three and nine months ended September 30, 2020, respectively. The decrease in cost of sales for the three months ended September 30, 2021, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company. The Company’s cost of sales is comprised of two main components: medical supplies and personnel costs for the Infusion Vertical. Medical supplies are predominantly variable costs based on the number of treatments provided; personnel expenses are also variable as these are hourly positions. The number of treatments provided, during normal operations, can be handled adequately with the Company’s current level of personnel. The Company possesses the opportunity to increase the number of treatments performed without increasing personnel costs as it can leverage the current personnel’s availability until the Company’s treatment volume reaches critical mass. However, upon an increase in treatment volume beyond that capacity, the Company will need to hire additional personnel.

The Company generated gross profit of approximately $321,000 and $733,000 for the three and nine months ended September 30, 2021, respectively. The Company generated gross profit of approximately $489,000 and $1,078,000 for the three and nine months ended September 30, 2020, respectively. The decrease in gross profit, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company.

Operating Expenses

Salaries and Related Costs

The Company incurred salaries and related costs of approximately $535,000 and $1,783,000 for the three and nine months ended September 30, 2021, respectively. The Company incurred salaries and related costs of approximately $606,000 and $2,425,000 for the three and nine months ended September 30, 2020, respectively.

Other General and Administrative

The Company incurred other general and administrative costs of approximately $789,000 and $2,229,000 for the three and nine months ended September 30, 2021, respectively. The Company incurred other general and administrative costs of approximately $542,000 and $2,807,000 for the three and nine months ended September 30, 2020, respectively. The decrease, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company.

Of the total other general and administrative costs, approximately $332,000 and $813,000 were related to professional fees for the three and nine months ended September 30, 2021. Professional fees were approximately $393,000 and $1,179,000 for the three and nine months ended September 30, 2020. Professional fees consist primarily of accounting, legal, and public company compliance costs as well as regulatory costs.

Research and Development

The Company incurred research and development expenses of approximately $3,000 for the three and nine months ended September 30, 2021. The Company incurred research in development expenses of approximately $202,000 and $1,152,000 for the three and nine months ended September 30, 2020, respectively. The $1,152,000 expense in 2020 was in connection with the Rion agreements.

Advertising

The Company incurred advertising costs of approximately $59,000 and $224,000 for the three and nine months ended September 30, 2021, respectively. The Company incurred advertising costs of approximately $52,000 and $222,000 for the three and nine months ended September 30, 2020, respectively. The increase, as compared to the prior year, is attributable to the economic impact that COVID-19 had on the Company in 2020 as the clinics were temporarily closed during the three months ended September 30, 2020, resulting in a reduction in marketing spend during the temporary closure.

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

On September 28, 2021, Mr. Robert Greif’s employment agreement with H-Cyte, Inc. (the “Company”) expired, ending his term as the Company’s Chief Executive Officer. The Company chose not to renew his employment agreement. Ms. Tanya Rhodes, the Company’s Chief Technology Officer, will serve as interim Chief Executive Officer of the Company. She will continue to receive a consulting fee of $253,000 per year pursuant to her existing consulting arrangement. Ms. Rhodes is an innovative, growth-oriented leader in the healthcare industry with a broad base of international experience in all aspects of operational business including R&D, clinical and regulatory, and business development. Ms. Rhodes has a demonstrated record of accomplishment for bringing new technologies from concept through commercialization and possesses an in-depth knowledge of biological tissues, enzymes, stem cells, antimicrobials, and natural products. Prior to joining the Company on June 15, 2020, Ms. Rhodes held various C-level positions in many sectors, including wound care, dermatology, aesthetics and plastic surgery. Ms. Rhodes was the Vice President of Innovation for Smith & Nephew and a global executive team member driving a $450 million dollar business. Ms. Rhodes has served as President of Rhodes & Associates since 2016 through which, Ms. Rhodes has held long-term contracts with medical device and drug companies as well as private equity companies. Ms. Rhodes completed her PhD in molecular orbital computational chemistry in the United Kingdom and received a Masters degree in the Management of Technology in the United States.

Funding Requirements

The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan to focus on the Biologics Division. The Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so.

Going Concern

The Company reported net losses of approximately $587,000 and $4,052,000 for the three and nine months ended September 30, 2021, respectively. The Company reported net income/(loss) of approximately $3,950,000 and ($4,899,000) for the three and nine months ended September 30, 2020, respectively.

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

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,500 as part of the October 2021 Note Purchase Agreement.

Interest expense is being accreted to the principal balance using the effective interest method. For the three months and nine months ended September 30, 2021, the Company recorded interest expense of $30,445 for related party convertible notes payable and $20,962 for convertible notes payable and $59,665 for related party convertible notes payable and $41,080 for convertible notes payable, respectively.

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

On September 24, 2020, the Company issued an aggregate of 323,844,416 Preferred A shares to holders of outstanding promissory notes in the aggregate principal amount, accrued interest, and conversion of certain warrants totaling $4,483,617. The notes were converted pursuant to mandatory conversion triggered by the completion of the rights offering. Such shares were issued under an exemption from registration in reliance on Section 3(a)(9) of the Securities Act. The original notes were issued in reliance on Section 4(a)(2) of the Securities Act. As a result of their participation in the backstop portion of the rights offering and the conversion of their promissory notes, FWHC Holdings, LLC became beneficial owners of approximately 61% of the Company’s outstanding common stock. This percentage includes shares owned by FWHC Bridge, LLC and FWHC Bridge Friends, LLC who have indicated that they are part of a group with FWHC Holdings, LLC.

Working Capital Deficit

Working capital as of September 30, 2021 and December 31, 2020 is summarized as follows:

	As Of
	September 30, 2021	December 31, 2020
Current Assets	$458,272	1,757,202
Current Liabilities	4,729,248	2,892,686
Working Capital Deficit	$(4,270,976)	(1,135,484)

Cash Flows

Cash activity for the nine months ended September 30, 2021 and 2020 is summarized as follows:

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(3,988,115)	(5,461,140)
Cash used in investing activities	(7,832)	(2,285)
Cash provided by financing activities	2,662,515	7,476,576
Net (decrease)/ increase in cash	$(1,333,432)	2,013,151

As of September 30, 2021, the Company had approximately $307,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in its internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2021, the Company determined that internal control deficiencies relating to a lack of segregation of duties still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that the Company’s internal disclosure controls were ineffective as of September 30, 2021, it has applied additional procedures and processes as necessary to ensure the reliability of financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2021, the Company has adopted and began to implement a written remediation plan which includes continuing to use external consultants for technical accounting matters, incremental formal education for the accounting and finance group, implementing a number of new entity and process level controls and installing a new accounting software system. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (Sinclair) which was filed on September 8, 2020 in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit.

The Company is involved in a lawsuit with ITN Networks, LLC (ITN) which was filed on July 22, 2021 in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit.

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

Date: November 12, 2021

H-CYTE, INC

By:	/s/ Tanya Rhodes
Tanya Rhodes
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeremy Daniel
Jeremy Daniel
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

