Form 10-K
period 2021-12-31
H-CYTE, INC.
filed 2022-02-25
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)	Emerging growth Company ☐

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

As of February 25, 2022, 245,115,033 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference: None.

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the Company’s future financial performance. H-CYTE has attempted to identify forward-looking statements by using terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause the Company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although H-CYTE believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. The Company’s expectations are as of the date this Annual Report is filed, and it does not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by H-CYTE relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. The Company has not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, it cannot guarantee their accuracy or completeness, though it does generally believe the data to be reliable. In addition, projections, assumptions, and estimates of H-CYTE’s future performance and the future performance of the industries in which it operates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. H-CYTE’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that it may fail to preserve its expertise in medical therapy and product research and development; that existing and potential partners may opt to work with, or favor the products of, competitors if its competitors offer more favorable products or pricing terms; that it may be unable to maintain or grow sources of revenue; that it may be unable to attain and maintain profitability; that it may be unable to attract and retain key personnel; that it may not be able to effectively manage, or to increase, its relationships with customers; that it may have unexpected increases in costs and expenses; the effect the current COVID-19 pandemic will have on the Company as further discussed herein. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by H-CYTE.

PART I

ITEM 1.	BUSINESS

Overview

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last three years, the Company has evolved into two separate divisions with its entrance into the biologics and device development space (“Biotech Division”). This division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. On September 8, 2021, the Company announced that its Lung Health Institute facilities changed their names to Centers for Respiratory Health as the clinics continue to deliver treatments for patients with chronic respiratory and pulmonary disorders. The Company continues its efforts related to the development and commercialization of the DenerveX device outside of the U.S. As of and for the years ended December 31, 2021 and 2020, there has been no material activity.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics, the LI Scottsdale clinic will remain open.

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

Impact of COVID-19

The coronavirus outbreak (“COVID-19”) has adversely affected the Company’s financial condition and results of operations. The impact of the COVID-19 outbreak on businesses and the economy in the United States is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel.

In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business.

Autologous Infusion Therapy (“Infusion Division”)

The Company’s Infusion Division develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care to the LHI clinics located in Tampa, Nashville, and Scottsdale, while producing positive medical outcomes following the strictest CDC guidelines. During the first quarter of 2022, the Company decided to close the clinics in Tampa and Nashville, the Scottsdale clinic will remain open.

Biotech Development (“Biotech Division”)

During the year ended December 31, 2021, the Company completed a review of the R&D status regarding the exclusive product supply and services agreements with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC (“PRP”) technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”). The Company has decided to progress alternate technologies and has determined a single entity biologic from an alternative commercial source will be a more viable solution. To that end the Company is progressing alternate biologics and therapeutic devices to meet the needs of the business.

Competition

Developing and commercializing new FDA approved drugs and therapies is highly competitive. The market is characterized by extensive research and clinical efforts and rapid technological change. The Company faces intense competition worldwide from pharmaceutical, biomedical technology, medical therapy, and combination products companies, including major pharmaceutical companies. The Company may be unable to respond to technological advances through the development and introduction of new products. Most of the Company’s existing and potential competitors have substantially greater financial, sales and marketing, manufacturing and distribution, and technological resources. These competitors may also be in the process of seeking FDA (or other regulatory approvals) and patent protection for new products. The Company’s biologics and device product lines also face competition from numerous existing products and procedures, which currently are considered part of the standard of care. The Company believes that the principal competitive factors in its markets are:

●	determining and progressing suitable biological therapies for specific disease states and the quality of outcomes for medical conditions;

●	acceptance by physicians and the medical community;

●	ease of use and reliability;

●	technical leadership and superiority;

●	effective marketing and distribution;

●	speed to market; and

●	price and qualification for insurance coverage and reimbursement.

The Company will also compete in the marketplace to recruit qualified scientific, management and sales personnel, as well as in acquiring technologies and licenses which it believes will be complementary to its products or advantageous to its business.

The Company is aware that several of its competitors are developing technologies in its current and future products areas. There are numerous autologous cellular therapy providers who make unsubstantiated claims that they are able to treat chronic lung disease. Most of these competitors are small clinics with little brand recognition. The landscape is changing as pharma and biologics companies, as well as academia, begin to develop therapies for multiple diseases using regenerative medicine through the more stringent regulatory pathway of a Biologics License Application (BLA).

Customers

The Company’s customer base consists of individuals who are suffering from chronic lung disease that are searching for alternative or adjunct forms of treatment outside of traditional pharmaceutical care which has not been successful for them in the past.

Government Regulations

Governmental authorities in the U.S. (at the federal, state, and local levels) and abroad extensively regulate, among other things, the research and development, testing, manufacture, quality control, clinical research, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of products such as those we are developing.

FDA Regulation

The Infusion Vertical’s current cellular therapy for chronic lung disease does not require FDA approval due to it being an autologous therapy which is not intended to suggest diagnosis, treatment, cure, or prevention of any disorder. The Company operates in compliance with CFR Title 21 Part 1271.15 (b) Regulation.

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

Employees

As of February 25, 2022, the Company had eight full-time employees. None of its employees are represented by a union.

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

The Company did not renew its corporate office space lease in Tampa, FL which expired on March 31, 2021. The Company leases medical clinic space in Tampa, FL, Nashville, TN, and Scottsdale, AZ. These clinic locations have various expiration dates through August 31, 2023. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. The Company also entered into a twelve-month lease extension for its Nashville location beginning November 1, 2021, totaling $94,500. The Dallas, TX lease expired on July 31, 2020, and the Pittsburgh, PA lease expired on October 31, 2020, neither of which were renewed as these clinic locations were permanently closed. The Company does not intend on renewing the clinic space lease in Tampa, FL which expires on March 31, 2022. The Company has decided that its corporate staff will continue working remotely.

The Company believes its existing facilities are suitable to meet current operational needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (Sinclair) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of December 31, 2021.

The Company is involved in a lawsuit with ITN Networks, LLC (ITN) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of December 31, 2021.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 23, 2022, the price per share of the Company’s common stock had a high of $0.04 per share, a low of $0.03 per share, and closed at $0.03. The Company had 246 holders of record of common stock as of February 23, 2022.

Dividends

The Company has not declared or paid any cash dividends on its common stock and presently intends on retaining future earnings, if any, to fund the development and growth of the business. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has authorized 2,650,000 options to be available under the Equity Compensation Plan (the “Plan”). As of December 31, 2021, the Company had an outstanding aggregate of 385,000 options to purchase common stock under the Plan at a weighted average price of $1.34 per share to certain employees, consultants, and outside directors.

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

Overview

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last two years, the Company has evolved into two separate divisions with its entrance into the biologics and device development space (“Biotech Division”). This division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. On September 8, 2021, the Company announced that its Lung Health Institute facilities changed their names to Centers for Respiratory Health as the clinics continue to deliver treatments for patients with chronic respiratory and pulmonary disorders.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics, the LI Scottsdale clinic will remain open.

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

The Company continues its efforts related to the development and commercialization of the DenerveX device outside of the U.S. As of and for the years ended December 31, 2021 and 2020, there has been no material activity.

Impact of COVID-19

COVID-19 has adversely affected the Company’s financial condition and results of operations. The impact of the COVID-19 outbreak on businesses and the economy in the United States is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel.

In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth certain operational data including their respective percentages of revenues for the years ended December 31, 2021 and 2020:

H-Cyte, Inc

Statement of Operations

	2021	2020	Change	Change %
Revenues	$1,611,518	$2,150,672	$(539,154)	-25%

Gross Profit	906,813	1,383,715	(476,902)	-34%

Operating Expenses	6,192,417	8,476,059	(2,283,642)	-27%

Operating Loss	(5,285,604)	(7,092,344)	1,806,740	25%

Other Income	486,297	633,108	(146,811)	-23%

Net Loss	$(4,799,307)	$(6,459,236)	$1,659,929	26%

Net Loss attributable to common stockholders	$(4,799,307)	$(6,781,411)	$1,982,104	29%

Loss per share - Basic and diluted	$(0.03)	$(0.06)

Weighted average outstanding shares - basic and diluted	145,736,785	111,491,261

Revenue and Gross Profit

Revenue is derived predominantly from the Company’s Infusion Division, which resulted in revenue, net of allowance for refunds, for the years ended December 31, 2021 and 2020, of approximately $1,612,000 and $2,151,000, respectively. The decrease in revenue for the year ended December 31, 2021, as compared to the prior year is attributable to the effect that COVID-19 continues to have on the Company’s vulnerable patient base, sufferers of chronic lung disorders. Due to the disruption caused by COVID-19, the Company did not reopen the Dallas and Pittsburgh clinics after they were closed in March 2020.

For the years ended December 31, 2021 and 2020, the Company generated a gross profit totaling approximately $907,000 (56% of revenue) and $1,384,000 (64% of revenue), respectively. The gross profit percentage decreased in 2021 compared to 2020 due to the Company using higher priced part-time medical staff to treat its patients.

Salaries and Related Costs

For the years ended December 31, 2021 and 2020, the Company incurred approximately $2,214,000 and $3,199,000, respectively, in salaries and related costs. The Company adjusted its corporate structure in 2021 in which it reduced headcount in marketing, sales, and operations. This led to lower salaries and related costs of approximately $985,000 in 2021 compared to 2020.

Other General and Administrative

For the years ended December 31, 2021 and 2020, the Company incurred approximately $2,698,000 and $4,125,000, respectively, in other general and administrative costs. The decrease is attributable to cost saving measures in response to the COVID-19 pandemic. The Company made adjustments to its corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume. The Company also closed the Dallas and Pittsburgh clinics permanently in 2020 and reduced the Tampa and Scottsdale clinics to part-time in 2021.

Other Income (Expense)

For the years ended December 31, 2021 and 2020, interest expense was approximately $177,000 and $1,463,000, respectively. The decrease is related to debt and warrants attached to convertible debt outstanding during the year ended December 31, 2020 that were not applicable to 2021.

The changes in fair value of redemption put liability and fair value of the derivative liability - warrants for the year ended December 31, 2020, were approximately $273,000 and $2,987,000, respectively, and were a result of the change in fair value at the end of the reporting period (see Note 1).

Liquidity, Sources of Liquidity, and Going Concern

The Company had approximately $95,000 and $1,641,000 of cash on hand at December 31, 2021 and 2020, respectively.

The Company incurred net losses of approximately $4,799,000 and $6,459,000 for the years ended December 31, 2021 and 2020, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company’s revenue activities are curtailed and as the Company implements its business plan. The consolidated financial statements are prepared using generally accepted accounting principles in the United States (“U.S. GAAP”) as applicable to a going concern.

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

Although cost reduction measures have been taken, the present level of cash is insufficient to satisfy the Company’s current operating requirements. The Company is seeking additional sources of funds from the sale of equity or debt securities or through a credit facility.

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

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $0.014 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of February 23, 2022, the Company had ten warrant holders exercise an aggregate of 75,257,511 warrants at $0.014 per share resulting in cash proceeds of $1,053,605 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022.

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

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement. The Company analyzed the debt instruments and determined the embedded conversion features did not qualify as derivatives as described in Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 815-15-25 Derivatives and Hedging, because there was no market mechanism for net settlement, and they were not readily convertible into cash. Thus, the conversion features are not required to be bifurcated from the host instruments and accounted for separately. The Company chose early adoption of ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021, related to the April 2021 and October 2021 Note Purchase Agreements, which resulted in the Notes being accounted for solely as debt on the balance sheet.

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

Although we believe that the recorded fair value of our financial instruments is appropriate at December 31, 2021, these fair values may not be indicative of net realizable value or reflective of future fair values.

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

The Company offers two types of cellular therapy treatments to their patients:

1)	The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service.

2)	The Company also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the estimated stand-alone selling price for each session of treatment. The Company has deferred recognition of revenue amounting to approximately $414,000 and $634,000 at December 31, 2021 and 2020, respectively.

Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue. At December 31, 2021 and 2020, the estimated allowance for refunds was approximately $9,000 and $77,000, respectively and is recorded as a contra revenue account.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) during the periods presented, investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Consulting Agreements

The Company entered into an agreement with Jesse Crowne, a former Director and Co-Chairman of the Board of the Company, to provide business development consulting services for a fee of $5,000 per month. The Company incurred expense of approximately $35,000 and $10,000 for the years ended December 31, 2021 and 2020, respectively, related to these agreements.

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. The Company incurred expense of approximately $252,000 and $122,000 for the years ended December 31, 2021 and 2020, respectively, related to this agreement.

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

On September 28, 2021, Ms. Tanya Rhodes, the Company’s Chief Science Officer, was appointed as interim Chief Executive Officer.

On December 1, 2021, Mr. Michael Yurkowsky, a member of the Board, was appointed the new Chief Executive Officer.

On January 17, 2022, Mr. Richard Rosenblum was appointed as a member of the Board.

On January 17, 2022, Mr. Matthew Anderer was appointed as a member of the Board.

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

Additionally, in the normal course of business, we have made certain guarantees, indemnities, and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products and therapies, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease.

It is not possible to determine the maximum potential loss under these guarantees, indemnities, and commitments due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The Company adopted ASU 2019-12, as required, on January 1, 2021 and the adoption did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06. Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, ASU 2020-06 revises the requirements to separately account for conversion features as a derivative under ASC Topic 815 and it removes the requirement to account for beneficial conversion features on such instruments. The Company chose early adoption of ASU 2020-06 effective January 1, 2021, related to the April 2021 and October 2021 Note Purchase Agreements. Thus, the Notes did not require consideration for a beneficial conversion feature under ASC 470-20 and the Notes were accounted for solely as debt on the balance sheet.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

H-CYTE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H-CYTE, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has negative working capital, has an accumulated deficit, has a history of significant operating losses and has a history of negative operating cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Frazier & Deeter, LLC

Tampa, Florida

February 25, 2022

We have served as the Company’s auditor since 2018.

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets

Current Assets
Cash	$95,172	$1,640,645
Accounts receivable	13,500	-
Patient financing receivable, current portion	43,900	-
Other receivables	-	22,123
Prepaid expenses	44,884	94,434
Total Current Assets	197,456	1,757,202

Right-of-use asset	-	278,552
Property and equipment, net	38,374	139,175
Patient financing receivable, net of current portion	67,163	-
Other assets	18,412	29,239
Total assets	$321,405	$2,204,168

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$585,291	$1,006,968
Accrued liabilities	164,680	276,415
Other current liabilities	28,246	154,812
Notes payable, current portion	69,455	67,444
Convertible notes payable, related parties	1,969,174	-
Convertible notes payable	1,355,826	-
PPP Loan, current portion	66,275	606,811
Deferred revenue	414,025	634,149
Lease liability, current portion	94,805	139,189
Interest payable, related parties	98,055	-
Interest payable	75,048	6,898
Total Current Liabilities	4,920,880	2,892,686

Long-term Liabilities
Lease liability, net of current portion	62,768	157,050
PPP Loan, net of current portion	-	202,271
Total Long-term Liabilities	62,768	359,321

Total Liabilities	4,983,648	3,252,007

Stockholders’ Deficit
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 501,887,534 and 538,109,409 shares issued and outstanding at December 31, 2021 and 2020, respectively.	501,887	538,109
Common stock - $.001 par value: 1,600,000,000 shares authorized, 164,199,792 and 127,159,464 shares issued and outstanding at December 31, 2021 and 2020, respectively.	164,199	127,159
Additional paid-in capital	43,700,084	42,515,999
Accumulated deficit	(49,028,413)	(44,229,106)
Total Stockholders’ Deficit	(4,662,243)	(1,047,839)

Total Liabilities and Stockholders’ Deficit	$321,405	$2,204,168

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2021	2020
Revenues	$1,611,518	$2,150,672
Cost of Sales	(704,705)	(766,957)
Gross Profit	906,813	1,383,715

Operating Expenses
Salaries and related costs	2,213,862	3,198,867
Share based compensation	1,184,903	-
Loss on disposal of property and equipment	92,803	-
Other general and administrative	2,697,564	4,125,127
Research and development	3,285	1,152,065
Total Operating Expenses	6,192,417	8,476,059

Operating Loss	(5,285,604)	(7,092,344)

Other Income (Expense)
Forgiveness of PPP Loan	698,820	-
Gain on extinguishment of short-term notes, related party	-	1,300,088
Interest expense	(176,836)	(1,462,750)
Other income (expense)	(35,687)	(86,816)
Change in fair value of redemption put liability	-	272,704
Loss on derivative instrument	-	(2,306,121)
Warrant modification expense	-	(70,851)
Change in fair value of derivative liability - warrants	-	2,986,854
Total Other Income	486,297	633,108

Net Loss	$(4,799,307)	$(6,459,236)

Accrued dividends on Series B Convertible Preferred Stock	-	44,456
Deemed dividend on Series D Convertible Preferred Stock	-	277,719
Net Loss attributable to common stockholders	$(4,799,307)	$(6,781,411)

Loss per share – basic and diluted	$(0.03)	$(0.06)
Weighted average outstanding shares - basic and diluted	145,736,785	111,491,261

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2019	-	$-	6,100	$6	99,768,704	$99,769	$28,172,146	$(37,732,663)	$(9,460,742)
Accrued dividends on Series B Convertible Preferred Stock	-	-	-	-	-	-	(44,456)	-	(44,456)
Adjustment of exercise price on certain warrants	-	-	-	-	-	-	(438,913)	-	(438,913)
Reclassification of Series B warrants to equity	-	-	-	-	-	-	73,805	-	73,805
Reclassification of Series D warrants to equity	-	-	-	-	-	-	337,400	-	337,400
Conversion of Series B Convertible Preferred Stock to Common Stock	-	-	(6,100)	(6)	2,119,713	2,120	150,983	-	153,097
Conversion of Series D Convertible Preferred Stock to Common Stock	-	-	-	-	15,773,363	15,773	6,422,441	-	6,438,214
Conversion of Short-term convertible notes payable - related party	35,860,079	35,860	-	-	-	-	412,541	-	448,401
Conversion of April Advance notes - related party	198,194,248	198,194	-	-	-	-	2,579,961	-	2,778,155
Conversion of Short-term convertible notes to Preferred Stock	89,790,089	89,790	-	-	-	-	1,167,271	-	1,257,061
Issuance of warrants pursuant to conversion of Short-term convertible notes	-	-	-	-	-	-	1,004,252	-	1,004,252
Issuance of common stock in connection with extinguishment of short term notes, related parties	-	-	-	-	4,368,278	4,368	214,046	-	218,414
Deemed dividend on Series D Convertible Preferred Stock	-	-	-	-	-	-	(277,719)	-	(277,719)
Deemed dividend on Series D Convertible Preferred Stock at issuance	-	-	-	-	-	-	-	(37,207)	(37,207)
Reclassification of related party warrants to equity	-	-	-	-	-	-	107,123	-	107,123
Issuance of Common Stock in exchange for consulting fees incurred	-	-	-	-	109,375	109	34,891	-	35,000
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock			-	-	-	-	31,902	-	31,902
Issuance of warrants pursuant to extension of convertible short-term notes, related party	-	-	-	-	-	-	17,636	-	17,636
Issuance of warrants pursuant to extension of maturity date on convertible debt	-	-	-	-	-	-	6,595	-	6,595
Issuance of Series A Preferred Stock in Rights Offering, net of issuance costs	218,285,024	218,285	-	-	-	-	2,517,451	-	2,735,736
Stock based compensation	-	-	-	-	-	-	643	-	643
Conversion of Series A Preferred Stock to Common Stock	(4,020,031)	(4,020)	-	-	4,020,031	4,020	-	-	-
Conversion of warrants to Common Stock	-	-	-	-	1,000,000	1,000	26,000	-	27,000
Net loss	-	-	-	-	-	-	-	(6,459,236)	(6,459,236)
Balances - December 31, 2020	538,109,409	$538,109	-	$-	127,159,464	$127,159	$42,515,999	$(44,229,106)	$(1,047,839)

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2020	538,109,409	$538,109	-	$-	127,159,464	$127,159	$42,515,999	$(44,229,106)	$(1,047,839)
Conversion of Series A Preferred Stock to Common Stock	(36,221,875)	(36,222)	-	-	36,221,875	36,222	-	-	-
Share based compensation	-	-	-	-	-	-	1,184,903	-	1,184,903
Issuance of Common Stock pursuant to cashless exercise of warrant	-	-	-	-	818,453	818	(818)	-	-
Net loss	-	-	-	-	-	-	-	(4,799,307)	(4,799,307)
Balances – December 31, 2021	501,887,534	$501,887	-	$-	164,199,792	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(4,799,307)	$(6,459,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,829	81,470
Loss on disposal of property and equipment	92,803	1,342
Amortization of debt discount	-	1,395,007
Forgiveness of PPP loan	(698,820)	-
Loss on impairment of ROU asset	139,884
Issuance of warrants pursuant to extend short-term notes, related party	-	17,636
Share based compensation expense	1,184,903	643
Common stock issued for consulting services	-	35,000
Income from change in fair value adjustment of derivative liability - warrants	-	(2,986,854)
Change in fair value of redemption put liability	-	(272,704)
Change in fair value of derivative liability - Day one derivative loss	-	2,306,121
Bad debt expense	14,399	6,000
Issuance of warrants pursuant to extension of maturity date on convertible debt	-	6,595
Issuance of Common Stock pursuant to warrant exchange	-	27,000
Gain on extinguishment of short-term notes, related party	-	(1,300,088)
Warrant modification expense	-	70,851
Changes in operating assets and liabilities:
Accounts receivable	(27,900)	16,667
Patient financing receivable, current portion	(43,900)	-
Other receivables	22,123	(3,450)
Patient financing receivable, net of current portion	(67,163)	-
Prepaid expenses and other assets	60,379	723,578
Interest payable	79,007	36,196
Interest payable, related parties	98,055	-
Accounts Payable	(421,677)	(478,572)
Accrued liabilities	(111,735)	(48,569)
Other current liabilities	(126,566)	(20,369)
Deferred revenue	(220,124)	(412,007)
Net Cash Used in Operating Activities	(4,809,810)	(7,257,743)

Cash Flows from Investing Activities
Purchase of property and equipment	(7,830)	(2,284)
Net Cash Used in Investing Activities	(7,830)	(2,284)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	1,969,174	-
Proceeds from convertible notes payable	1,355,826	-
Proceeds from PPP loan	-	809,082
Payments on PPP Loan	(52,833)	-
Payment on debt obligations	-	(10,937)
Proceeds from Secured Convertible Promissory Notes	-	3,842,695
Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance costs	-	100,000
Proceeds from issuance of Preferred Stock Series A, net of issuance costs	-	2,735,736
Net Cash Provided by Financing Activities	3,272,167	7,476,576

Net Change in Cash	(1,545,473)	216,549

Cash - Beginning of period	1,640,645	1,424,096

Cash - End of period	$95,172	$1,640,645

Supplementary Cash Flow Information
Cash paid for interest	$8,370	$33,136

Non-cash investing and financing activities
Conversion of Series A Preferred Stock to Common Stock	$36,222	$-
Conversion of warrants to Common Stock	818	-
Deemed Dividend on Series D Convertible Preferred Stock	-	314,926
Conversion of Series D Preferred Stock to Common Stock	-	6,438,214
Conversion of related party (Horne) warrants to equity	-	107,123
Reclassification of Series B warrants to equity	-	73,805
Reclassification of Series D warrants to equity	-	337,400
Conversion of Series B Preferred Stock to Common Stock	-	153,097
Conversion of short-term related party convertible notes to Preferred Stock	-	448,401
Conversion of April Advance notes, related parties	-	2,778,155
Conversion of short-term convertible notes to Preferred Stock	-	1,257,061
Issuance of warrants pursuant to conversion of short-term convertible notes	-	1,004,252
Dividends accrued on Series B Preferred Stock	-	44,456
Adjustment of exercise price on certain warrants	-	438,913
Issuance of Common Stock in connection with extinguishment of short-term notes, related party	-	218,414
Issuance of warrants pursuant to private placement of Series D Convertible Preferred Stock	-	31,902

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

Note 1 – Description of the company

Overview

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last three years, the Company has evolved into two separate divisions with its entrance into the biologics and device development space (“Biotech Division”). This division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. On September 8, 2021, the Company announced that its Lung Health Institute facilities changed its name to Centers for Respiratory Health as the clinics continue to deliver treatments for patients with chronic respiratory and pulmonary disorders.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, PLLC (“LI Dallas”), Lung Institute Nashville, PLLC (“LI Nashville”), Lung Institute Pittsburgh, PLLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics, the LI Scottsdale clinic will remain open.

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

Impact of COVID-19

COVID-19 has adversely affected the Company’s financial condition and results of operations. The impact of the COVID-19 outbreak on businesses and the economy in the United States is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel.

In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business

Autologous Infusion Therapy (“Infusion Division”)

The Company’s Infusion Division develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care to the LHI clinics located in Tampa, Nashville, and Scottsdale, while producing positive medical outcomes following the strictest CDC guidelines. During the first quarter of 2022, the Company decided to close the clinics in Tampa and Nashville, the Scottsdale clinic will remain open.

Biotech Development (“Biotech Division”)

During the year ended December 31, 2021, the Company completed a review of the R&D status regarding the exclusive product supply and services agreements with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC (“PRP”) technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”). The Company has decided to progress alternate technologies and has determined a single entity biologic from an alternative commercial source will be a more viable solution. To that end the Company is progressing alternate biologics and therapeutic devices to meet the needs of the business.

Note 2 – Basis Of Presentation And Summary of Significant Accounting Policies

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

The accompanying consolidated financial statements include the accounts of the Parent, its wholly owned subsidiaries, and its VIEs. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2021 and 2020 consists of funds deposited in checking accounts with commercial banks.

Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables. Trade accounts receivable are stated net of an estimate made for doubtful accounts, if any. Management evaluates the adequacy of the allowance for doubtful accounts regularly to determine if any account balances will potentially be uncollectible. Customer account balances are considered past due or delinquent based on the contractual agreement with each customer. Accounts are written off when, in management’s judgment, they are considered uncollectible. At December 31, 2021 and 2020, management believes no allowance is necessary. For the year ended December 31, 2021 and 2020, the Company recorded bad debt expense of approximately $14,000 and $6,000, respectively.

In February 2021, the Company implemented a patient financing program whereby it utilized third-party financing companies to facilitate financing to its patients to pay for treatments. The financing structure allows patients to make monthly payments to the financing companies with an interest rate ranging from 7.0 – 13.9% based on the patient’s credit score with contract terms ranging from 12 to 36 months. The Company subsequently receives a payment from the financing company net of the finance company’s service fees plus interest. The Company earns interest income from these arrangements which are reflected in interest income in the Company’s financials and combined with interest expense to reflect the net expense. Accounts receivable for financed treatments are listed as “Patient financing receivable, current portion” and “Patient financing receivable, net of current portion”.

Leases

The Company accounts for leases in accordance with the Financial Accounting Standard Board (“FASB”) Topic 842, Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company has not entered into significant lease agreements in which it is the lessor.

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

The Company offers two types of cellular therapy treatments to their patients:

1)	The first type of treatment includes medical services rendered typically over a two-day period in which the patient receives cellular therapy. For this treatment type, revenue is recognized in full at time of service.

2)	The Company also offers a four-day treatment in which medical services are rendered typically over a two-day period and then again, approximately three months later, medical services are rendered for an additional two days of treatment. Payment is collected in full for both service periods at the time the first treatment is rendered. Revenue is recognized when services are performed based on the estimated standalone selling price of each service. The Company has deferred recognition of revenue amounting to approximately $414,000 and $634,000 at December 31, 2021 and 2020, respectively.

The Company’s policy is to not offer refunds to patients. However, in limited instances the Company may make exceptions to this policy for extenuating circumstances. These instances are evaluated on a case-by-case basis and may result in a patient refund. Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue. At December 31, 2021 and 2020, the estimated allowance for refunds was approximately $9,000 and $77,000, respectively and is included in other current liabilities.

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

From inception to December 31, 2021, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully offset by a valuation allowance as of December 31, 2021 and 2020 since it is currently likely that the benefit will not be realized in future periods.

There are no uncertain tax positions at December 31, 2021 and 2020. The Company has not undergone any tax examinations since inception.

Net Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus potentially dilutive common shares outstanding using the treasury stock and if-converted methods, as applicable. Any potentially dilutive securities are antidilutive due to the Company’s net losses.

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist in determining fair value, as appropriate.

The Company evaluates its financial liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. Although the Company believes that the recorded fair value of our financial instruments is appropriate at December 31, 2021, these fair values may not be indicative of net realizable value or reflective of future fair values.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $4,799,000 for the year ended December 31, 2021. The Company used approximately $4,810,000 in net cash from operating activities for the year ended December 31, 2021 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan. The consolidated financial statements are prepared using generally accepted accounting principles in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company had cash on hand of approximately $95,000 as of December 31, 2021 and approximately $681,000, as of February 23, 2022. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $0.014 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of February 23, 2022, the Company had ten warrant holders exercise an aggregate of 75,257,511 warrants at $0.014 per share resulting in cash proceeds of $1,053,605 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022

Note 4 - Right-of-use Asset And Lease Liability

Upon adoption of ASU No. 2016-02 (as amended), additional current liabilities of approximately $475,000 and long-term liabilities of approximately $713,000 with corresponding ROU assets of approximately $1,167,000 were recognized, based on the present value of the remaining minimum rental payments under the new leasing standard for existing operating leases.

The consolidated balance sheet at December 31, 2021 reflects current lease liabilities of approximately $95,000 and long-term liabilities of $63,000. The Company determined that the corresponding ROU Asset of $140,000 no longer represents part of its strategic plans for the future therefore a loss on impairment was included in other general and administrative expense for the year ended December 31, 2021.

The components of lease expense included in other general and administrative expense for the years ended December 31, 2021 and 2020, respectively, are as follows:

	December 31, 2021	December 31, 2020
Operating lease expense	$324,764	$548,622

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021 and 2020, respectively, are as follows:

	December 31, 2021	December 31, 2020
Payments on operating leases	$324,764	$548,622

Supplemental balance sheet and other information related to operating leases are as follows:

	December 31, 2021	December 31, 2020
Operating leases:
Operating leases right-of-use assets	$-	$278,552
Lease liability, current	$94,805	$139,189
Lease liability, net of current portion	62,768	157,050
Total operating lease liabilities	$157,573	$296,239
Weighted average remaining lease term	1.67 years	2.32 years
Weighted average discount rate	9.30%	10.31%

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

December 31, 2021
Due in one year or less	$102,891
Due after one year through two years	69,333
Total lease payments	172,224
Less interest	(14,651)
Total	$157,573

The Company leases medical clinic space in Tampa, FL, Nashville, TN, Scottsdale, AZ. The leasing arrangements contain various renewal options that are adjusted for increases in the consumer price index or agreed upon rates. Each location has its own expiration date ranging from March 31, 2022 to August 31, 2023. The Company does not intend on renewing the clinic space lease in Tampa, FL which expires on March 31, 2022. Additionally, the Company entered into a short-term lease for its Nashville location beginning November 1, 2021 totaling $94,500 a with maturity date of October 31, 2022. The Company has decided that its corporate staff will continue working remotely.

Note 5 – Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such Deferred Salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. For the years ended December 31, 2021 and 2020, the Company expensed approximately $37,500 and $149,000, respectively, in compensation and Board of Director fees to Mr. Horne.

On January 12, 2021, Mr. Monteleone was appointed as Chairman of the Board and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $5,000 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective January 1, 2022, Mr. Monteleone will receive $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the years ended December 31, 2021 and 2020, the Company expensed $70,000 and $93,000, respectively, for Board of Director fees to Mr. Monteleone.

Mr. Yurkowsky entered into an oral agreement with the Company on October 1, 2020, in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. For the years ended December 31, 2021 and 2020, the Company expensed $46,000 and $12,500, respectively, for Board of Director fees to Michael Yurkowsky. On December 1, 2021, the Board of Directors of the Company appointed Michael Yurkowsky to serve as the Company’s Chief Executive Officer.

Debt and Other Obligations

Change in Control

On September 11, 2020, with the closing of the Rights Offering, FWHC, LLC, FWHC, Bridge, LLC, and FWHC Bridge Friends, LLC (collectively known as “FWHC”) gained control of the Company by subsequently owning approximately 61% of the fully diluted shares of the Company. On July 28, 2020, the Company issued an aggregate of 15,518,111 shares of its common stock to FWHC upon the conversion of its issued Series D Convertible Preferred Stock. The Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations for the Series D Convertible Preferred Stock. On September 11, 2020, with the closing of the Rights Offering, FWHC was issued 123,031,819 shares of Preferred A for conversion of the outstanding promissory notes from April 2020, 75,162,429 shares of Preferred A Stock for conversion of the April Secured Note, 35,860,079 shares of Preferred A Stock for conversion of the Hawes Notes, and 117,362,143 shares of Preferred A Stock issued upon the closing Rights Offering. FWHC was also issued 273,356,676 10-year warrants at $0.014 upon the closing of the Rights Offering.

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

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement.

Note 6 - Equity Transactions

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

On September 11, 2020, 1,000,000 warrants were converted to common stock upon the closing of the Rights Offering for a certain warrant holder of the Company.

On December 31, 2021, a certain warrant holder of the Company, exercised 1,339,286 warrants on a cashless basis resulting in the issuance of 818,453 shares of the Company’s common stock.

For the year ended December 31, 2021 and 2020, 36,221,875 and 4,020,031 shares of Series A Preferred Stock were converted to Common Stock at the request of certain Series A Preferred Shareholders.

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

For the year ended December 31, 2021 and 2020, 36,221,875 and 4,020,031 shares of Series A Preferred Stock were converted to Common Stock at the request of certain Series A Preferred Shareholders.

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

Series B and Series D Convertible Preferred Stock Conversions and Repurchase

On July 28, 2020, the Company issued an aggregate of 17,893,076 shares of its common stock upon the conversion of all of its issued and outstanding Series B and Series D Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock was converted pursuant to a mandatory conversion triggered by the majority holder of the Series D Convertible Preferred Stock as set forth in the Certificate of Designations for the Series D Convertible Preferred Stock. As of December 31, 2021 and 2020, the Company does not have any Series B or Series D Convertible Preferred Stock outstanding.

Debt Conversion

Convertible Notes and Promissory Note to Related Party

On September 24, 2020, the Company issued an aggregate of 323,844,416 shares of its Series A Preferred Stock to the holders of outstanding promissory notes, issued in April 2020, in the aggregate principal amount and accrued interest of $4,483,617. Included in this issuance, FWHC was issued 123,031,819 shares of Preferred A for conversion of the outstanding promissory notes from April 2020, 75,162,429 shares of Preferred A Stock for conversion of the April Secured Note and 35,860,079 shares of Preferred A Stock for conversion of the Hawes Notes. The notes were converted pursuant to a mandatory conversion triggered by the completion of the Rights Offering.

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

The Board of Directors decided not to renew the former CEO’s (Robert Greif) employment contract; therefore, the unvested shares were forfeited resulting in a reduction of share-based compensation of approximately $205,000 for the period ended September 30, 2021 that was recognized during the period ended June 30, 2021.

For the year ended December 31, 2020, all outstanding stock options were fully vested, and related compensation expense recognized. For the year ended December 31, 2021, 29,635,000 options were outstanding and 15,385,000 were vested. For the year ended December 31, 2021, the Company recognized an expense of approximately $1,147,000 related to stock options, which is included in share based compensation. At December 31, 2021, the Company has approximately $452,000 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.88 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$0.054	to	$0.056
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the year ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2019	425,000	$1.38	7.71
Granted	-	-	-
Expired/Cancelled	(15,000)	1.35	-
Outstanding and exercisable at December 31, 2020	410,000	$1.39	7.23

Outstanding at December 31, 2020	410,000	$1.39	6.72
Granted	54,750,000	0.07	9.25
Expired/Cancelled	(25,525,000)	0.07	-
Outstanding at December 31, 2021	29,635,000	$0.09	9.20

Exercisable at December 31, 2021	15,385,000	$0.10	9.16

The following is a summary of the Company’s non-vested shares for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	-	$-
Granted	54,750,000	0.06
Vested	(15,000,000)	0.05
Forfeited	(25,500,000)	0.07
Non-vested at December 31, 2021	14,250,000	$0.06

Net Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock and if-converted methods, as applicable. Any potentially dilutive securities are antidilutive due to the Company’s net losses.

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Year Ended December 31,
	2021	2020
Warrants to purchase common stock (in the money)	383,693,796	26,297,775
Series A Preferred Stock convertible to common stock	501,887,534	538,109,409
Total	885,581,330	564,407,184

Excluded from the above table are 22,607,701 warrants and 29,635,000 stock options for the year ended December 31, 2021 and 387,126,144 warrants and 410,000 stock options for the year ended December 31, 2020, as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive.

Note 7 – Commitments & Contingencies

CEO Compensation Agreement

On December 23, 2021, H-Cyte, Inc. (the “Company”) entered into an employment agreement (the “Employment Agreement”) with Michael Yurkowsky, the Company’s Chief Executive Officer, to continue to serve as the Chief Executive Officer of the Company. Under the Employment Agreement, which commenced on December 1, 2021 (the “Effective Date”) and has a term of one year from the Effective Date (the “Employment Period”), Mr. Yurkowsky will receive a base salary of $180,000 per year. Upon the expiration of the Employment Period, Mr. Yurkowsky’s employment with the Company will be on an at-will basis.

In addition to his base salary, Mr. Yurkowsky may receive an one-time cash bonus in gross amount equal to $100,000 if (i) the Company’s stock is listed and quoted on the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the New York Stock Exchange; or (ii) the Company secures and receives financing of at least $10,000,000.

As additional compensation, Mr. Yurkowsky shall receive shares of common stock of the Company representing 1% of the Company’s fully diluted equity as of the grant date if the Company achieves a market capitalization of at least $250 million for 60 consecutive days during the Employment Period (the “Equity Award”). If the Company achieves a market capitalization of at least $500 million for 60 consecutive days during the Employment Period, the Executive shall receive an additional Equity Award of 1%, such that he has in the aggregate received shares of common stock of the Company representing 2% of the Company’s fully diluted equity as of the date of grant. These market conditions were reflected in the grant date fair value of the award as required under ASC 718 Compensation-Stock Compensation.

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate stock-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. As of December 31, 2021, the Company had recognized $38,115 in compensation expense related to the Equity Award. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

Consulting Agreements

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (Sinclair) which was filed on September 8, 2020 in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of December 31, 2021.

The Company is involved in a lawsuit with ITN Networks, LLC (ITN) which was filed on July 22, 2021 in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of December 31, 2021.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. For the years ended December 31, 2021 and 2020, payments totaling approximately $95,000 and $36,000, respectively, were made to these physicians’ legal entities. Due to the Company ceasing operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, and LI Scottsdale, in response to COVID-19, the guaranteed payments for these clinics were suspended in March 2020. The Company resumed these guaranteed payments in January 2021.

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

During the year ended 2021, the Company completed a review of the R&D status regarding the exclusive product supply and services agreements with Rion to develop and distribute (post FDA approval) a biologic combining its PRP technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (COPD). The Company has decided to progress alternate technologies and has determined a single entity biologic from an alternative commercial source will be a more viable solution. To that end, the Company is progressing alternate biologics and therapeutic devices to meet the needs of the business.

The Company has recorded research and development expense of $0 and $1,150,000 related to Rion, for the years ended December 31, 2021 and 2020, respectively.

Note 8 – Debt

Notes Payable

Notes payable were assumed in the Merger (for further discussion, see Note 1 - “Overview” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $69,000 and $67,000 at December 31, 2021 and December 31, 2020. The Company has not made payments on these notes since February 10, 2020, due to COVID-19.

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

Convertible note

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

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement.

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

3) any payment on a covered rent obligation; and

4) any covered utility payment

The Company received notification from the Small Business Administration (“SBA”), dated August 17, 2021, notifying it that $689,974 in principal and $8,847 in interest was forgiven under the guidelines of the Paycheck Protection Program. As of December 31, 2021, the current balance is $66,275 with $166 in interest payable for which forgiveness will not occur.

Note 9 – Derivative Liability – Warrants And Redemption Put

The Company’s derivative liabilities were classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models. These assumptions included estimated future stock prices, potential down-round financings for the Warrants, and potential redemptions for the Redemption Put Liability.

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

Derivative Liability - Warrants

Balance at December 31, 2019	$315,855
Series D Warrant reclass from equity to liability classification	509,764
Warrants issued with modification of Horne Management Notes	198,994
Warrants issued with April 17, 2020 financing	6,148,816
Fair value adjustments	(2,986,854)
Warrant reclassification from liability to equity classification	(4,186,575)
Balance at December 31, 2020	$-

Redemption Put Liability

Balance at December 31, 2019	$267,399
Issuance of Series D Convertible Preferred Stock	5,305
Fair value adjustments	(272,704)
Balance at December 31, 2020	$-

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of December 31, 2020 and December 31, 2019.

(2)	Upon the closing of the Rights Offering on September 11, 2020, the Derivative Liability- Warrants was no longer applicable, and its fair value was reclassed to stockholder’s equity.

(3)	The Series D Convertible Preferred Stock was converted into common stock on July 28, 2020 at which time the Redemption Put Liability was no longer applicable, and its fair value was adjusted to zero and the extinguishment was recorded to income.

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

The derivative liability - warrants was remeasured and a change in fair value of approximately $2,987,000 was recorded as a component of other income in the Company’s consolidated statement of operations for the year ended December 31, 2020.

Redemption Put Liability (Expense)

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

The fair market value of the redemption put liability at inception was approximately $614,000 which was recorded as a liability and remeasured to fair value at the end of each reporting period. The change in fair value of approximately $273,000 was recorded as a component of other income (expense) in the Company’s consolidated statement of operations for the year ended December 31, 2020

Note 10 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the period ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2019	44,806,076	$0.78	4.59
Issued	369,617,896	0.01	10.05
Exercised	(1,000,000)	0.01	-
Total outstanding at December 31, 2020	413,423,972	$0.015	10.30

Outstanding and exercisable at December 31, 2020	413,423,972	$0.015	10.30
Expired	(5,783,189)	0.33	-
Exercised	(1,339,286)	0.01	-
Total outstanding and exercisable at December 31, 2021	406,301,497	$0.035	8.17

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

Note 11 - Income Taxes

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

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2021, the Company has not recorded any uncertain tax positions and, therefore, has not incurred any interest or penalties. The Company is not currently under examination by any Federal or State authority and is no longer subject to federal or state examination for years prior to 2017.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows for the years ended December 31:

	2021	2020
Statutory rate – federal	21.0%	21.0%
Effect of:
State income tax, net of federal benefit	5.1	5.1
State NOL true-up	(2.1)	(1.1)
Prior year true up	(6.8)	-
Change in fair value of derivative liability	-	2.7
Loan forgiveness - PPP	3.0	-
Other permanent differences	-	3.0
Change in valuation allowances	(20.2)	(30.7)
Income taxes	0.0%	0.0%

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of losses incurred that are considered start-up costs for tax purposes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves and differences between book and tax depreciation and amortization. The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $13,500,000 and $12,500,000 as of December 31, 2021 and 2020, respectively.

Deferred tax assets and liabilities consist of the following at December 31:

	2021	2020
Deferred Tax Assets:
Federal and state net operating loss carry forwards	$10,680,766	$9,512,596
Capitalized start-up costs	1,980,984	2,210,392
Capitalized research and development costs	210,448	462,768
Patents	32,371	41,842
Share-based compensation	543,252	241,177
Other	35,083	112,376
Total gross deferred tax assets	13,482,904	12,581,151
Deferred Tax Liabilities
Right-of-use asset	-	70,914
Total gross deferred tax liabilities	-	70,914
Valuation Allowance	13,482,904	12,510,237
Net deferred tax assets	$-	$-

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended. This ownership change has and will continue to subject net operating loss carryforwards to an annual limitation, which will significantly restrict the ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As of December 31, 2021, the Company had $44,500,000 of U.S. federal net operating loss carryforwards available to reduce future taxable income, of which $37,300,000 will be carried forward indefinitely for U.S. federal tax purposes and $7,200,000 will expire beginning in 2035 to 2037. The Company also has $30,000,000 of U.S. state net operating loss carryforwards of which $29,300,000 will be carried forward indefinitely and $700,000 that will expire beginning in 2035 to 2037.

Note 12 – Subsequent Events

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $0.014 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of February 23, 2022, the Company had ten warrant holders exercise an aggregate of 75,257,511 warrants at $0.014 per share resulting in cash proceeds of $1,053,605 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022

Shareholders of the Company owning a majority of the voting stock of the Company approved a reverse split of the Company’s capital stock in a range of between 1-100 and 1-400 and a subsequent reduction in the authorized common stock of the Company to 500,000,000 authorized shares. On February 18, 2022 the Company filed a preliminary information statement with respect to such shareholder actions. The reverse split requires the approval of FINRA. The exact ratio of the reverse stock split and the timing of the reverse split are not yet certain.

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

The Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021, the end of our fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants to help mitigate these material weaknesses.

In light of the conclusion that our internal disclosure controls are classified as ineffective as of December 31, 2021, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, we determined that control deficiencies existed that constituted material weaknesses.

●	an ineffective control environment due to an insufficient number of accounting personnel with an appropriate level of knowledge and experience, related to some of the Company’s more complex accounting transactions and SEC financial reporting,

●	ineffective control activities and monitoring controls due to the lack of segregation of duties and insufficient analysis of certain accounts.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below.

(i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting (iii) continued education.

The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Management believes continuing to use qualified consultants and experts to help with the Company’s more complex transactions will help remediate the material weaknesses described above. The Audit Committee and management will continue to monitor the implementation of these remediation measures and the effectiveness of our internal controls over financial reporting on an ongoing basis.

As a result of the material weaknesses described above, our CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation SK Item 308(b).

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021, that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of five (5) members: William E. Horne, Raymond Monteleone, Michael Yurkowsky, Richard Rosenblum, and Matthew Anderer.

Our current executive officers are Michael Yurkowsky, Chief Executive Officer, Jeremy Daniel, Chief Financial Officer, and Tanya Rhodes, Chief Science Officer.

Directors and Executive Officers

The following table provides information as of February 26, 2022, as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Michael Yurkowsky	Chief Executive Officer/Director	47
Jeremy Daniel	Chief Financial Officer	45
Tanya Rhodes	Chief Science Officer	61
Raymond Monteleone	Chairman of the Board (1)	74
William E Horne	Director	67
Richard Rosenblum	Director	62
Matthew Anderer	Director	55

(1)	Chairman of audit committee and compensation committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

Raymond Monteleone

Raymond Monteleone serves managerial and consultative roles at several enterprises. Mr. Monteleone currently serves as the chairman and president of Paladin Global Partners, LLC since 2007; a board member and vice president of Dannelly, Monteleone & Associates, LLC since 2010; sits on the board of Chen Moore and Associates Inc. since 2015; is a managing member at Diner Investment Partners, LLC since 2016 and Uyona Management, LLC since 2013; a managing member and the chief financial officer at HBRE, LLC since 2013 and Horne Management, LLC since 2011; and the president at Monteleone & Associates Consulting, Inc. since 2005. Mr. Monteleone received a college degree from the New York Institute of Technology and an MBA degree from Florida Atlantic University. Mr. Monteleone, until recently, was the interim CFO of LVI Intermediate Holdings, Inc.

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

Michael Yurkowsky

Mr. Yurkowsky has been a member of the Board of Directors of the Company since 2019. Mr. Yurkowsky also serves as President and Chairman of Deverra Therapeutics, a clinical stage biotech developing allogeneic cell therapies. Mr. Yurkowsky operates his own family office, YP Holdings LLC, which has an investment portfolio of 50 private companies and has participated in over 100 financing transactions with public companies since 2012. Previously, Mr. Yurkowsky managed his own hedge fund and worked as a broker at several national broker-dealer firms. On December 6, 2021, the Board of Directors of the Company appointed Michael Yurkowsky to serve as the Company’s Chief Executive Officer.

Richard Rosenblum

Mr. Rosenblum is a business veteran and entrepreneur in the areas of the financial services, capital markets, healthcare, technology and real estate. His experience ranges from serving as managing director at several investment merchant banks to heading companies as a C-suite executive. He also sits on the boards of public and private healthcare, life sciences and technology-sector companies.

Mr. Rosenblum is currently President, CFO and Board Member of Innovative Payment Solutions, Inc., a California-based FinTech company focused on building a 21st century universal digital payment and money remittance platform. As the founder of Harborview Capital Advisors, LLC, Mr. Rosenblum leads a team of strategic advisors in the areas of capital formation, merchant banking and management consulting, and has raised more than $250 million in capital funding for companies. Since founding it over 20 years ago, Mr. Rosenblum has served as manager and director of Harborview Property Management LLC, raising over $100 million while managing domestic and international commercial and multi-family real estate assets. From 2008 to 2014, Mr. Rosenblum was Director, President and Executive Chairman of Alliqua Biomedical Inc. (NASDAQ: ALQA), a leader in hydrogel manufacturing technology in the wound care sector.

Mr. Rosenblum received his B.A. in Finance & Accounting from the State University of New York at Buffalo in 1981, graduating summa cum laude.

Matthew Anderer

Mr. Anderer started his career in the United States Air Force as a fast jet and special operations pilot and instructor before taking operational and staff officer roles with Special Operations Command and NATO. He has commanded worldwide airlift capability of the highest posts within the White House and from a technology perspective, he has directed a range of high-profile, high-value acquisition projects. Mr. Anderer was the Director of the US Air Force leadership and citizenship development program for 220,000 cadets before taking command of the busiest air mobility group in the world, responsible for support to destinations world-wide. Among other contingency crisis operations in this capacity, Matt played a crucial role establishing robust, resilient, and repeatable processes to prevent the potential spread of the Ebola Virus for aircraft, cargo and passengers that transited sub-Saharan West Africa. He is currently the training systems Country Integration Lead for Lockheed Martin’s F-35 International customers, a position that he has held since prior to 2017.

Most recently, Mr. Anderer was also a member of the Board for Deverra Theraputics, a clinical stage cell therapy company headquartered in Seattle. He is a graduate of Villanova University, Air Command and Staff College, Naval Staff College and the Geneva Center for Security Policy.

NON-DIRECTOR EXECUTIVE OFFICERS

Chief Financial Officer – Jeremy Daniel

Jeremy Daniel has been the Chief Financial Officer of H-CYTE Inc since 2019. Prior to that, Mr. Daniel worked in the private sector in the accounting and finance field for the past twenty years. Mr. Daniel is a Certified Public Accountant and received a college degree from the University of Cincinnati and an MBA degree from Xavier University. The Company currently does not have any employment agreement with Mr. Daniel.

Chief Science Officer – Tanya Rhodes

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

Prior to joining the Company on June 15, 2020, Ms. Rhodes held various C-level positions in many sectors, including wound care, dermatology, aesthetics and plastic surgery. Ms, Rhodes was the VP of Innovation for Smith & Nephew and a global executive team member driving a $450 million business.

Ms. Rhodes has served as President of Rhodes & Associates since 2016 through which, Ms. Rhodes has held long-term contracts with medical device and drug companies as well as private equity companies.

Ms. Rhodes completed her PhD in molecular orbital computational chemistry in the United Kingdom and received a master’s degree in the Management of Technology in the United States.

Liability and Indemnification of Directors and Officers

The Company’s Articles of Incorporation provide that to the fullest extent permitted under Nevada law, its directors will not be personally liable to the Company or its stockholders for monetary damages for breach of the duty of care, breach of fiduciary duty or breach of any other duties as directors. The Company’s Articles of Incorporation also provide for indemnification of its directors and officers by the Company to the fullest extent permitted by law. The Company maintains D&O insurance coverage.

Role of Board in Risk Oversight Process

The Company’s board of directors has responsibility for the oversight of the Company’s risk management processes.

The audit committee reviews information regarding liquidity and operations and oversees the Company’s management of financial risks. Periodically, the audit committee reviews the Company’s policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with the Company’s external auditors and discussions with the CFO regarding significant risk exposures.

Board Committees and Independence

The Company’s board of directors has established an audit committee and a compensation committee, each of which operates under a charter that has been approved by the board.

The corporate governance committee is in the process of being formulated.

Mr. Monteleone chairs the audit committee. The audit committee’s main function is to oversee the financial health of the Company. Mr. Monteleone also chairs the compensation committee.

Code of Business Conduct and Ethics

The Company has adopted a written code of business conduct and ethics that applies to the Company’s directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

In addition, the Company intends to post on its website all disclosures that are required by law or the listing standards of The OTCQB Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through the Company’s website, and you should not consider it to be a part of this Annual Report.

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

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Greif, former CEO	2021	316,438	-	1,872,125	-	2,188,563
	2020	104,580	80,000	-	-	184,580
Michael Yurkowsky, CEO	2021	15,000	-	191,833	-	206,833
	2020	-	-		-	-
Jeremy Daniel, CFO	2021	200,000	-	274,250	-	474,250
	2020	200,000	-	-	-	200,000
Tanya Rhodes, CSO	2021	252,000	-	275,313	-	527,313
	2020	120,000	-	-	-	120,000
William E. Horne, former CEO	2021	-	-	110,500	-	110,500
	2020	144,786	-	-	-	144,786

The current annualized salaries of our executive officers as of February 28, 2021 are as follows:

Name & Position	Annual Salary
Michael Yurkowsky, CEO	$180,000
Jeremy Daniel, CFO	$200,000
Tanya Rhodes, CSO	$252,000

Director Compensation

There are understandings between the Company and Mr. Raymond Monteleone as follows: $2,500 per quarter as Audit Committee Chair and Compensation Committee Chair, and $5,000 per month for advisory services and to serve as Chairman of the Board. On April 1, 2021, the Company granted Mr. Monteleone an aggregate of 5,250,000 stock options with a total fair value of $287,750. Effective January 1, 2022, Mr. Monteleone will receive $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair

There are understandings between the Company and William Horne as follows: $4,167 per month to serve on the Board of Directors. On April 1, 2021, the Company granted Mr. Horne an aggregate of 2,000,000 stock options with a total fair value of $110,500. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors.

There are understandings between the Company and Richard Rosenblum as follows: $5,000 per month to serve on the Board of Directors.

There are understandings between the Company and Matthew Anderer as follows: $5,000 per month to serve on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is presented for each person we know to be a beneficial owner of 5% or more of our securities, each of our directors and executive officers, and our officers and directors as a group.

The percentage of common equity beneficially owned is based upon 164,199,792 shares of Common Stock and 501,887,534 shares of Series A Preferred Stock, which converts to Common Stock at a 1:1 ratio, issued and outstanding as of December 31, 2021.

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

	Number of Shares Beneficially Owned(1)	Percentage of common equity beneficially owned (2)
Michael Yurkowsky, Director and Officer (3)	6,208,979	0.93%
William E. Horne, Director (4)	29,850,111	4.43%
Raymond Monteleone, Director	3,000,000	0.45%
Jeremy Daniel, Officer	1,000,000	0.15%
RMS Shareholder, LLC	50,925,276	7.65%
FWHC Holdings (5)	654,961,014	68.65%
CFRS Investments, LLC (6)	77,416,438	11.62%
CTS Equities Holdings (7)	62,797,455	9.43%
DB-BZ, LLC (8)	35,148,729	5.28%
Officers and Directors as a Group (4 persons)	40,059,090	2.91%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options and warrants exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.
(2)	Percentage calculated using for each person or entity the sum of that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities divided by the sum of total outstanding shares plus that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities.
(3)	Represents Mr. Yurkowsky’s 50% ownership in YPH, LLC which entitles him to 1,451,151 common shares, 1,825,343 Series A Preferred Shares, and 932,486 warrants which are exercisable within 60 days of December 31, 2021. It also included 2,000,000 options, exercisable within 60 days, personally held by Mr. Yurkowsky.
(4)	Includes 8,443,207 common shares held with RMS Shareholder, LLC through Horne Management, LLC (of which Mr. Horne owns 96%), 829,664 common shares held with RMS Shareholder, LLC through Uyona Management (of which Mr. Horne owns 90%) and 3,655,382 Series A Preferred Stock shares and 1,869,667 warrants through Uyona Management II, (of which Mr. Horne owns 33%). It also includes 44,368,278 common shares and 5,208,278 warrants held by Horne Management directly with the Company along with 4,725,634 common shares and 750,000 options, exercisable within 60 days of December 31, 2021, held personally by Mr. Horne.
(5)	Represents 15,518,111 common shares, 351,416,470 Series A Preferred Stock shares, and 288,026,433 warrants which are exercisable within 60 days of December 31, 2021 held by FWHC Holdings, LLC, FWHC Bridge, LLC, and FWHC Bridge Friends, LLC.
(6)	Represents 51,208,219 Series A Preferred Stock shares, and 26,208,219 warrants which are exercisable within 60 days of December 31, 2021.
(7)	Represents 3,750,000 common shares, 36,577,299 Series A Preferred Stock shares and 22,470,156 warrants which are exercisable within 60 days of December 31, 2021 held by Blue Zone Med, LLC, Chris T. Sullivan, and CTS Equities, L.P.
(8)	Represents 3,750,000 common shares, 18,288,650 Series A Preferred Stock shares and 13,110,079 warrants which are exercisable within 60 days of December 31, 2021.

Equity Compensation Plan Information

In the Merger, the Company assumed

The 2013 Stock Incentive Plan (the “Plan”) is intended to secure for H-CYTE and its stockholders the benefits arising from ownership of its Common Stock by individuals the Company employs or retains who will be responsible for the future growth of the enterprise. The Plan is also designed to help attract and retain superior personnel for positions of substantial responsibility, including advisory relationships where appropriate, and to provide individuals with an additional incentive to contribute to the Company’s success.

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

The Company’s officers, key employees, directors, consultants, and other independent contractors or agents who are responsible for or contribute to its management, growth or profitability will be eligible for selection by the Administrator to participate in the Plan, provided, however, that QISOs may be granted only to the Company’s employees.

H-CYTE authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of its Common Stock.

As of December 31, 2021, the Company had outstanding an aggregate of 385,000 options to purchase common stock at a weighted average price of $1.34 per share. The Company did not grant stock options under the plan in 2021 and 2020. If any of the awards granted under the Plan expire, terminate, or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

On April 1, 2021, the Board of Directors of the Company approved a non-qualified stock option agreement and granted an aggregate of 54,750,000 stock options to certain directors and officers of the Company having an exercise price of $0.07 per share and an expiration date of ten years from the date of grant (The “Options). The Director’s Options vest over a period of three years, and the Chief Executive Officer and Chief Financial Officer’s Options vest over a period of four years. These options were granted outside of the Plan. The Board of Directors decided not to renew the former CEO’s (Robert Greif) employment contract, therefore, 25,500,000 unvested shares were forfeited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

H-CYTE’s board of directors has adopted written policies and procedures for the review of any transaction, arrangement, or relationship in which the Company is a participant, the amount involved exceeds $120,000 and one of its executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom is referred to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which the Company refers to as a “related person transaction,” the related person must report the proposed related person transaction to the CEO. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction.

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

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related person transaction;

●	the approximate dollar value of the amount involved in the related person transaction;

●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the terms of the transaction are no less favorable than terms that could have been reached with an unrelated third party; and

●	the purpose of, and the potential benefits of, the transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all circumstances, the transaction is in the Company’s best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (iii) the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

●	a transaction that is specifically contemplated by provisions of the Company’s charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Stock Option Grants to Executive Officers and Directors

H-CYTE authorized and reserved for issuance under the Plan an aggregate of 2,650,000 shares of Common Stock. The Company did not grant stock options under the plan in 2021. If any of the Awards granted under the Plan expire, terminate, or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

On April 1, 2021, the Board of Directors of the Company approved a non-qualified stock option agreement and granted an aggregate of 54,750,000 stock options to certain directors and officers of the Company having an exercise price of $0.07 per share and an expiration date of ten years from the date of grant (The “Options). The Director’s Options vest over a period of three years, and the Chief Executive Officer, Chief Financial Officer, and Chief Science Officer’s Options vest over a period of four years. These options are not included in the Company’s current stock option plan as they were granted outside of the Plan.

Policies and Procedures for Approving Related Person Transactions

The Company’s policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Exchange Act, is that the Company’s audit committee reviews all such transactions.

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

The following is a summary of the fees billed to the Company by Frazier & Deeter, LLC for professional accounting services rendered for the year ended December 31, 2021 and 2020.

	Fiscal Year 2021	Fiscal Year 2020
Audit fees	$237,500	$244,000
Tax fees	-	-
Other fees	-	-
Total	$237,500	$262,500

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

H-CYTE, Inc.

Date: February 25, 2022	By:	/s/ Michael Yurkowsky
Michael Yurkowsky
Chief Executive Officer

Signature	Title	Date

/s/ Michael Yurkowsky	Chief Executive Officer
Michael Yurkowsky	(Principal Executive Officer)	February 25, 2022

/s/ Jeremy Daniel	Chief Financial Officer
Jeremy Daniel	(Principal Financial and Accounting Officer)	February 25, 2022

EXHIBIT INDEX

Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Definitive Information Statement on Form DEF 14C filed on June 16, 2020)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on November 21, 2019)
3.3	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed on November 21, 2019)
3.4	Amended and Restated Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K filed on November 21, 2019)
10.1	Secured Convertible Note and Warrant Purchase Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed on April 22, 2020).
10.2	Form of Secured Convertible Note dated April 17, 2020 (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K filed on April 22, 2020)
10.3	Form of Warrant dated April 17, 2020 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K filed on April 22, 2020)
10.4	Security Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.4 to the annual report on Form 10-K filed on April 22, 2020)
10.5	Intellectual Property Security Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.5 to the annual report on Form 10-K filed on April 22, 2020)
10.6	Form of Subsidiary Guarantee dated April 17, 2020 (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed on April 22, 2020)
10.7	Amendment Letter to William Horne Employment Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K filed on April 22, 2020)
10.8	First Amendment to Hawes Secured Note dated April 17, 2020 (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K filed on April 22, 2020)
10.9	Securities Purchase Agreement dated November 15, 2019 by and between the Company and FWHC LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 21, 2019)
10.10	Right of First Refusal and Co-Sale Agreement dated November 15, 2019 by and among the Company, FWHC LLC and certain key holders (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 21, 2019)
10.11	Voting Agreement dated November 15, 2019 by and among the Company, FWHC and certain key holders (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on November 21, 2019)
10.12	Investors’ Rights Agreements dated November 15, 2019 by and among the Company, FWHC and certain key holders (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on November 21, 2019)
10.13	Services Agreement dated November 18, 2019 by and between the Company and Rion, LLC (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed on November 21, 2019)
10.14	Form of Standby Purchase Agreement (incorporated by reference to Registration Statement on Form S-1 filed on July 2, 2020)
10.15	Second Amendment to Horne Employment Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 3, 2020)
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 7, 2014)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registration Statement on Form S-1 filed on July 2, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(*)	Filed herewith

