Form 10-Q
period 2022-03-31
H-CYTE, INC.
filed 2022-05-04
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

H-CYTE, INC

(Exact name of registrant as specified in its charter)

Nevada	46-3312262
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2202 N. West Shore Blvd. Ste 200
Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(844) 633-6839

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HCYT	OTC Capital Markets

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

☐ Yes ☒ No

As of May 3, 2022, 255,087,503 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2022	December 31, 2021
Assets

Current Assets
Cash	$341,284	$95,172
Accounts receivable	7,238	13,500
Patient financing receivable, current portion	55,200	43,900
Other receivables	3,831	-
Prepaid expenses	170,464	44,884
Total Current Assets	578,017	197,456

Property and equipment, net	35,196	38,374
Patient financing receivable, net of current portion	69,619	67,163
Other assets	18,413	18,412
Total assets	$701,245	$321,405

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$680,204	$585,291
Accrued liabilities	150,253	164,680
Other current liabilities	139,570	28,246
Notes payable, current portion	69,455	69,455
Convertible notes payable, related parties	1,969,174	1,969,174
Convertible notes payable	1,355,826	1,355,826
PPP Loan, current portion	26,536	66,275
Deferred revenue	60,927	414,025
Lease liability, current portion	97,066	94,805
Interest payable, related parties	137,993	98,055
Interest payable	109,453	75,048
Total Current Liabilities	4,796,457	4,920,880

Long-term Liabilities
Lease liability, net of current portion	37,753	62,768
Total Long-term Liabilities	37,753	62,768

Total Liabilities	4,834,210	4,983,648

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 498,229,804 and 501,887,534 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	498,229	501,887
Common stock - $.001 par value: 1,600,000,000 shares authorized, 251,436,818 and 164,199,792 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	251,437	164,199
Additional paid-in capital	48,037,565	43,700,084
Accumulated deficit	(52,920,196)	(49,028,413)
Total Stockholders’ Deficit	(4,132,965)	(4,662,243)

Total Liabilities and Stockholders’ Deficit	$701,245	$321,405

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$379,560	$376,168
Cost of Sales	(86,505)	(198,649)
Gross Profit	293,055	177,519

Operating Expenses
Salaries and related costs	347,219	661,775
Share based compensation	226,079	-
Other general and administrative	509,911	918,912
Total Operating Expenses	1,083,209	1,580,687

Operating Loss	(790,154)	(1,403,168)

Other Income (Expense)
Inducement Expense	(3,024,872)	(5,784)
Interest Expense	(72,352)
Other (expense) income	(4,405)	1,278
Total Other Expense	(3,101,629)	(4,506)

Net Loss	$(3,891,783)	$(1,407,674)

Net Loss attributable to common stockholders	$(3,891,783)	$(1,407,674)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average outstanding shares - basic and diluted	169,154,701	128,283,919

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2021 and 2022

(Unaudited)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - January 1, 2021	538,109,409	$538,109	127,159,464	$127,159	$42,515,999	$(44,229,106)	$(1,047,839)
Conversion of Series A Preferred Stock to Common Stock	(9,679,834)	(9,680)	9,679,834	9,680	-	-	-
Net Loss	-	-	-	-	-	(1,407,674)	(1,407,674)
Balances - March 31, 2021	528,429,575	$528,429	136,839,298	$136,839	$42,515,999	$(45,636,780)	$(2,455,513)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - January 1, 2022	501,887,534	$501,887	164,199,792	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)
Conversion of Series A Preferred Stock to Common Stock	(3,657,730)	(3,658)	3,657,730	3,658	-	-	-
Inducement expense	-	-	-	-	3,024,872	-	3,024,872
Conversion of warrants to Common Stock	-	-	83,579,296	83,580	1,086,530	-	1,170,110
Share based compensation	-	-	-	-	226,079	-	226,079
Net loss	-	-	-	-	-	(3,891,783)	(3,891,783)
Balances - March 31, 2022	498,229,804	$498,229	251,436,818	$251,437	$48,037,565	$(52,920,196)	$(4,132,965)

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(3,891,783)	$(1,407,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,177	11,571
Share based compensation expense	226,079	-
Inducement expense	3,024,872	-
Changes in operating assets and liabilities:
Accounts receivable	6,262	(40,500)
Patient financing receivable, current portion	(11,300)	-
Other receivables	(3,831)	20,986
Prepaid expenses and other assets	(148,334)	(115,026)
Patient financing receivable, net of current portion	(2,456)	-
Accounts payable	94,913	142,629
Accrued liabilities	(14,427)	(39,638)
Other current liabilities	111,324	169,789
Deferred revenue	(353,098)	(52,890)
Interest payable, related parties	39,937	-
Interest payable	34,406	3,940
Net Cash Used in Operating Activities	(884,259)	(1,306,813)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,522)
Net Cash Used in Investing Activities	-	(1,522)

Cash Flows from Financing Activities
Proceeds from warrant exercise related to inducement	1,170,110	-
Payment on PPP Loan	(39,739)	-
Net Cash Provided by Financing Activities	1,130,371	-

Net Change in Cash	246,112	(1,308,335)

Cash – Beginning of period	95,172	1,640,645

Cash – End of period	$341,284	$332,310

Supplementary Cash Flow Information
Cash paid for interest	$1,378	$1,844

Non-cash financing activities
Conversion of Series A Preferred Stock to Common Stock	$3,658	$9,680
Issuance of warrants pursuant to inducement agreements	2,993,872	-
Issuance of warrants for services rendered	31,000	-

See accompanying notes to the consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

H-CYTE, Inc (“the Company”) is a hybrid-biopharmaceutical company dedicated primarily to developing and delivering new treatments for patients with chronic respiratory and pulmonary disorders. During the last three years, the Company has evolved into two separate divisions with its entrance into the biologics and device development space (“Biotech Division”). This division is complementary to the Company’s current Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. On September 8, 2021, the Company announced that its Lung Health Institute facilities changed their names to Centers for Respiratory Health as the clinics continue to deliver treatments for patients with chronic respiratory and pulmonary disorders.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics. The LI Scottsdale clinic will remain open.

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

Biotech Development (“Biotech Division”)

During the year ended December 31, 2021, the Company completed a review of the R&D status regarding the exclusive product supply and services agreements with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC (“PRP”) technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”). The Company has determined a single entity biologic from an alternative commercial source will be a more viable solution. The Company has decided to move away from Rion’s PRP technology and is progressing alternate biologics and therapeutic devices to meet the needs of the business.

Note 2 – Basis of presentation

The accompanying interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2020, which included all information and notes necessary for such complete presentation in conjunction with its 2021 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

The results of operations for the interim period ended March 31, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are contained in the Company’s 2021 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $3,892,000 and $1,408,000 for the three months ended March 31, 2022 and 2021, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company had cash on hand of approximately $341,000 as of March 31, 2022 and approximately $92,000, as of April 29, 2022. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $0.014 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of March 31, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579,296 warrants at $0.014 per share resulting in cash proceeds of approximately $1,170,000 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022

Note 4 – Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. Raymond Monteleone was appointed as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $5,000 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective January 1, 2022, Mr. Monteleone receive $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the three months ended March 31, 2022 and 2021, the Company expensed $25,000 and $17,500, respectively, for board of director fees to Mr. Monteleone.

Mr. Michael Yurkowsky entered into an oral agreement with the Company on October 1, 2020, in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. For the three months ended March 31, 2022 and 2021, the Company expensed $0 and $12,500, respectively, for board of director fees to Michael Yurkowsky. On December 1, 2021, the Board of Directors of the Company appointed Michael Yurkowsky to serve as the Company’s Chief Executive Officer. Upon Mr. Yurkowsky’s appointment as CEO in December 2021, the Company terminated his payments for serving on the Board of Directors.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such deferred salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. For the three months ended March 31, 2022 and 2021, the Company expensed approximately $20,000 and $4,000, respectively, in compensation and board of director fees to Mr. Horne.

Mr. Richard Rosenblum entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Rosenblum will receive $5,000 per month to serve on the Board of Directors. For the three months ended March 31, 2022 and 2021, the Company expensed $12,500 and $0, respectively, for board of director fees to Mr. Rosenblum.

Mr. Matthew Anderer entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Anderer will receive $5,000 per month to serve on the Board of Directors. For the three months ended March 31, 2022 and 2021, the Company expensed $12,500 and $0, respectively, for board of director fees to Mr. Anderer.

Debt and Other Obligations

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

On October 14, 2021, the Company entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement. Management is currently working with the noteholders on the extension of the maturity of the outstanding notes.

The Company chose to early adopt effective January 1, 2021, ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contract in Entity’s Own Equity. Thus, the April 2021 and October 2021 Note Purchase Agreements did not require consideration of a beneficial conversion feature and were accounted for solely as debt on the balance sheets.

Note 5 - Equity Transactions

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $0.014 per share, for a period of five (5) years from issuance for the exercise by March 31, 2022 of each existing warrant originally issued in April 2020. As of March 31, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579,296 warrants at $0.014 per share resulting in cash proceeds of approximately $1,170,000 to the Company.

Series A Preferred Stock

During the quarter ended March 31, 2022, 3,657,730 shares of Series A Preferred Stock were converted to 3,657,730 shares of Common Stock at the request of certain Series A Preferred Shareholders.

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

Share-Based Compensation Plan

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

At March 31, 2021, all outstanding stock options were fully vested, and related compensation expense recognized. At March 31, 2022, 29,635,000 options were outstanding and 18,218,333 were vested. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $112,000 and $0 in stock-based compensation expense, respectively, which is included in share based compensation. At March 31, 2022, the Company has approximately $340,123 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.63 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$0.054	to	$0.056
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the three months ended March 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2020	410,000	$1.39	6.72
Granted	-	-	-
Expired/Cancelled	-	-	-
Outstanding and exercisable at March 31, 2021	410,000	$1.39	6.48

Outstanding at December 31, 2021	29,635,000	0.09	9.20
Granted	-	-	-
Outstanding at March 31, 2022	29,635,000	$0.09	8.96

Exercisable at March 31, 2022	18,218,333	$0.10	8.93

The following is a summary of the Company’s non-vested shares for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	14,250,000	$0.06
Granted	-	-
Vested	(2,833,333)	0.05
Forfeited	-	-
Non-vested at March 31, 2022	11,416,667	$0.07

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Three Months Ended March 31,
	2022	2021
Warrants to purchase common stock (in the money)	384,693,796	389,486,207
Series A Preferred Stock convertible to common stock	498,229,804	528,429,575
Total	882,923,600	917,915,782

Excluded from the above table are 2,196,355 warrants and 29,635,000 stock options for the three months ended March 31, 2022 and 23,937,765 warrants and 410,000 stock options for the three months ended March 31, 2021 as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive.

Note 6 – Commitments & Contingencies

CEO Compensation Agreement

On December 23, 2021, the Company entered into an employment agreement (the “Employment Agreement”) with Michael Yurkowsky, the Company’s Chief Executive Officer, to continue to serve as the Chief Executive Officer of the Company. Under the Employment Agreement, which commenced on December 1, 2021 (the “Effective Date”) and has a term of one year from the Effective Date (the “Employment Period”), Mr. Yurkowsky will receive a base salary of $180,000 per year. Upon the expiration of the Employment Period, Mr. Yurkowsky’s employment with the Company will be on an at-will basis.

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

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate stock-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. During the three month period ending March 31, 2022, the Company recognized approximately $114,000 in compensation expense related to the Equity Award. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

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

The Company entered into a consulting agreement with Alpha IR Group on March 1, 2022, to provide investor relations to the Company. The agreement is for twelve months with an average service fee of $9,750 per month.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of March 31, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of March 31, 2022.

Guarantee

The Company has guaranteed payments based upon the terms found in the management services agreements to affiliated physicians related to LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. For the three months ended March 31, 2022 and 2021, payments totalling approximately $14,000 and $17,000, respectively, were made to these physicians’ legal entities. Due to the Company ceasing operations effective March 23, 2020 in LI Dallas, LI Pittsburgh, and LI Scottsdale, in response to COVID-19, the guaranteed payments for these clinics were suspended in March 2020. The Company resumed these guaranteed payments in January 2021.

Note 7 – Debt

Notes Payable

Notes payable were assumed in the Merger (for further discussion, see Note 1 - “Overview” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $69,000 at March 31, 2022 and December 31, 2021. The Company has not made payments on these notes since February 10, 2020, due to COVID-19. On April 19, 2022, the Company entered into a promissory note modification agreement with the Lender extending the maturity date of the notes to April 1, 2024. The modification agreement also reduces the interest rate from 5% to 3% and requires a monthly payment of $1,000 per month with a balloon payment at the end of the modified term.

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

3) any payment on a covered rent obligation; and

4) any covered utility payment

The Company received notification from the Small Business Administration (“SBA”), dated August 17, 2021, notifying it that $689,974 in principal and $8,847 in interest was forgiven under the guidelines of the Paycheck Protection Program. As of March 31, 2022, the current balance is $26,536 with $33 in interest payable for which forgiveness will not occur.

Note 8 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the three months ended March 31, 2022 and 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2020	413,423,972	$0.02	10.30
Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable at March 31, 2021	413,423,972	$0.10	9.24

Outstanding at December 31, 2021	406,301,497	0.04	8.17
Expired	(20,411,346)	0.33	-
Exercised	(83,579,296)	0.01	-
Granted	84,579,296	0.01	4.88
Outstanding and exercisable at March 31, 2022	386,890,151	$0.02	7.57

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Granted for inducement agreement	1/19/2022	3,732,289	$0.06	$0.014	$0.062	5 years	1.62	187.79
Granted for inducement agreement	1/20/2022	372,289	$0.07	$0.014	$0.064	5 years	1.62	187.85
Granted for inducement agreement	1/20/2022	187,201	$0.07	$0.014	$0.064	5 years	1.62	187.85
Granted for inducement agreement	1/24/2022	374,403	$0.05	$0.014	$0.047	5 years	1.53	188.01
Granted for inducement agreement	1/25/2022	3,744,031	$0.05	$0.014	$0.048	5 years	1.56	188.00
Granted for inducement agreement	2/02/2022	3,740,509	$0.05	$0.014	$0.044	5 years	1.60	188.25
Granted for inducement agreement	2/04/2022	6,934,785	$0.04	$0.014	$0.043	5 years	1.78	188.33
Granted for inducement agreement	2/04/2022	13,869,643	$0.04	$0.014	$0.043	5 years	1.78	188.33
Granted for services provided	2/09/2022	1,000,000	$0.03	$0.014	$0.031	5 years	1.82	188.69
Granted for inducement agreement	2/22/2022	41,608,884	$0.03	$0.014	$0.032	5 years	1.85	188.59
Granted for inducement agreement	2/22/2022	693,477	$0.03	$0.014	$0.032	5 years	1.85	188.59
Granted for inducement agreement	3/21/2022	8,321,785	$0.03	$0.014	$0.027	5 years	2.33	194.01

The fair value of warrants issued during the three months ended March 31, 2022 totaled approximately $3,000,000 which is included in inducement expense. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 9 - Subsequent Events

As of May 3, 2022, an additional 3,650,685 Series A Preferred Stock was converted into Common Stock at the request of certain Series A Preferred Stockholders.

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

Results of Operations - Three months Ended March 31, 2022 and 2021

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue of approximately $380,000 and $376,000 for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, the Company generated a gross profit totalling approximately $293,000 and $178,000, respectively. The increase in gross profit, as compared to the prior quarter, is attributable to the Company using part-time staff on an as needed basis in the Scottsdale and Tampa clinics along with the closing of the Nashville clinic in February 2022.

Operating Expenses

Salaries and Related Costs

For the three months ended March 31, 2022 and 2021, the Company incurred approximately $347,000 and $662,000 in salaries and related costs, respectively. The decrease in salaries and related costs for the three months ended March 31, 2022, as compared to the prior year, is due to the adjustments to the Company’s corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume.

Other General and Administrative

For the three months ended March 31, 2022 and 2021, the Company incurred approximately, $510,000 and $919,000, in other general and administrative costs, respectively. The decrease, as compared to the prior year, is attributable to the economic impact that COVID-19 has had on the Company. The decrease is attributable to cost saving measures in response to the COVID-19 pandemic. The Company made adjustments to its corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume. The Company also closed the Dallas and Pittsburgh clinics permanently in 2020 and reduced the Tampa and Scottsdale clinics to part-time in 2021.

Appointment of New Board Members and Officers.

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

Going Concern

The Company incurred net losses of approximately $3,892,000 and $1,408,000 for the three months ended March 31, 2022 and 2021, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company had cash on hand of approximately $341,000 as of March 31, 2022 and approximately $92,000, as of April 25, 2022. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

On October 14, 2021, the Company entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on March 31, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement. Management is currently working with the noteholders on the extension of the maturity of the outstanding notes.

Equity

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $0.014 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of March 31, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579,296 warrants at $0.014 per share resulting in cash proceeds of $1,170,110 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022.

Cash activity for the three months ended March 31, 2022 and December 31, 2021 is summarized as follows:

Working Capital Surplus/ (Deficit)

	As Of
	March 31, 2022	December 31, 2021
Current Assets	$578,017	$197,456
Current Liabilities	4,796,457	4,920,880
Working Capital Deficit	$(4,218,440)	$(4,723,424)

Cash Flows

Cash activity for the three months ended March 31, 2022 and 2021 is summarized as follows:

	Three months Ended March 31,
	2022	2021
Cash used in operating activities	$(884,259)	$(1,306,813)
Cash used in investing activities	—	(1,522)
Cash provided by financing activities	1,130,371	—
Net increase (decrease) in cash	$246,112	$(1,308,335)

As of March 31, 2022, the Company had approximately $341,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants, implemented a number of new entity and process level controls and installed a new accounting software system to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, we determined that internal control deficiencies relating to a lack of segregation of duties still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were ineffective as of March 31, 2022, we have applied additional procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, the Company has adopted and began to implement a remediation plan which included implementing a new accounting software system that management believes will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of March 31, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of March 31, 2022.

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

Date: May 4, 2022

H-CYTE, INC

By:	/s/ Michael Yurkowsky
Michael Yurkowsky
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeremy Daniel
Jeremy Daniel
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer***
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document **
101.DEF	Inline XBRL Definition Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T adopted by the SEC, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

***	This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

