Form 10-Q
period 2022-06-30
H-CYTE, INC.
filed 2022-08-12
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

☐ Yes ☒ No

As of August 12, 2022 294,796 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets

Current Assets
Cash	$45,877	$95,172
Accounts receivable	-	13,500
Patient financing receivable, current portion	40,299	43,900
Prepaid expenses	136,998	44,884
Total Current Assets	223,174	197,456

Property and equipment, net	23,641	38,374
Patient financing receivable, net of current portion	40,464	67,163
Other assets	18,412	18,412
Total assets	$305,691	$321,405

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$699,358	$585,291
Accrued liabilities	135,601	164,680
Other current liabilities	116,341	28,246
Notes payable, current portion	84,455	69,455
Convertible notes payable, related parties	1,969,174	1,969,174
Convertible notes payable	1,715,911	1,355,826
PPP Loan, current portion	-	66,275
Deferred revenue	-	414,025
Lease liability, current portion	99,369	94,805
Interest payable, related parties	200,371	98,055
Interest payable	155,138	75,048
Total Current Liabilities	5,175,718	4,920,880

Long-term Liabilities
Royalty obligation (see note 4)	1,697,000	-
Lease liability, net of current portion	12,249	62,768
Total Long-term Liabilities	1,709,249	62,768

Total Liabilities	6,884,967	4,983,648

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 494,579,119 and 501,887,534 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	494,578	501,887
Common stock - $.001 par value: 500,000,000 shares authorized, 257,282 and 166,394 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.[1]	257	164,199
Additional paid-in capital[1]	48,481,350	43,700,084
Accumulated deficit	(55,555,461)	(49,028,413)
Total Stockholders’ Deficit	(6,579,276)	(4,662,243)

Total Liabilities and Stockholders’ Deficit	$305,691	$321,405

[1]	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$73,900	$450,456	$453,460	$826,625
Cost of Sales	(30,097)	(216,018)	(116,602)	(414,668)
Gross Profit	43,803	234,438	336,858	411,957

Operating Expenses
Salaries and related costs	279,513	586,119	626,732	1,247,894
Share based compensation	188,954	862,000	415,033	862,000
Loss on disposal of property and equipment	9,610	92,804	9,610	92,804
Other general and administrative	394,751	699,630	904,662	1,618,542
Total Operating Expenses	872,828	2,240,553	1,956,037	3,821,240

Operating Loss	(829,025)	(2,006,115)	(1,619,179)	(3,409,283)

Other Income (Expense)
Inducement expense	-	-	(3,024,872)	-
Loss on extinguishment of convertible notes payable	(2,196,100)	-	(2,196,100)	-
Interest income	501,670	-	505,040	-
Interest expense	(111,758)	(54,145)	(187,480)	(59,930)
Other income (expense)	(52)	2,255	(4,457)	3,534
Total Other Income (Expense)	(1,806,240)	(51,890)	(4,907,869)	(56,396)

Net Loss	$(2,635,265)	$(2,058,005)	$(6,527,048)	$(3,465,679)

Net Loss attributable to common stockholders	$(2,635,265)	$(2,058,005)	$(6,527,048)	$(3,465,679)

Loss per share - Basic and Diluted[1]	$(11.97)	$(14.90)	$(29.87)	$(25.52)

Weighted average outstanding shares - basic and diluted	220,180	138,092	218,531	135,827

[1]	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months and six months ended June 30, 2021 and 2022

Three months ended	Preferred Series A Stock		Common Stock[1]		Additional Paid-in	Accumulated	Stockholders’
June 30, 2021 and 2022	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - March 31, 2021	528,429,575	$528,429	136,839	$136,839	$42,515,999	$(45,636,780)	$(2,455,513)
Conversion of Series A Preferred Stock to Common Stock	(8,123,691)	(8,124)	8,124	8,124	-	-	-
Share based compensation	-	-	-	-	862,000	-	862,000
Net loss	-	-	-	-	-	(2,058,005)	(2,058,005)
Balances - June 30, 2021	520,305,884	$520,305	144,963	$144,963	$43,377,999	$(47,694,785)	$(3,651,518)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - March 31, 2022	498,229,804	$498,229	253,631	$251,437	$48,037,565	$(52,920,196)	$(4,132,965)
Conversion of Series A Preferred Stock to Common Stock	(3,650,685)	(3,651)	3,651	3,651	-	-	-
Adjustment for 1-for-1,000 reverse stock split[1]	-	-	-	(254,831)	254,831	-	-
Share based compensation	-	-	-	-	188,954	-	188,954
Net loss	-	-	-	-	-	(2,635,265)	(2,635,265)
Balances - June 30, 2022	494,579,119	$494,578	257,282	$257	$48,481,350	$(55,555,461)	$(6,579,276)

Six months ended	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
June 30, 2021 and 2022	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - December 31, 2020	538,109,409	$538,109	127,159	$127,159	$42,515,999	$(44,229,106)	$(1,047,839)
Conversion of Series A Preferred Stock to Common Stock	(17,803,525)	(17,804)	17,804	17,804	-	-	-
Share based compensation	-	-	-	-	862,000	-	862,000
Net Loss	-	-	-	-	-	(3,465,679)	(3,465,679)
Balances - June 30, 2021	520,305,884	$520,305	144,963	$144,963	$43,377,999	$(47,694,785)	$(3,651,518)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - December 31, 2021	501,887,534	$501,887	166,394	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)
Conversion of Series A Preferred Stock to Common Stock	(7,308,415)	(7,309)	7,309	7,309	-	-	-
Adjustment for a 1-for-1,000 reverse stock split[1]	-	-	-	(254,831)	254,831	-	-
Inducement expense	-	-	-	-	3,024,872	-	3,024,872
Conversion of warrants to Common Stock	-	-	83,579	83,580	1,086,530	-	1,170,110
Share based compensation	-	-	-	-	415,033	-	415,033
Net loss	-	-	-	-	-	(6,527,048)	(6,527,048)
Balances - June 30, 2022	494,579,119	$494,578	257,282	$257	$48,481,350	$(55,555,461)	$(6,579,276)

1	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(6,527,048)	$(3,465,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,958	13,559
Share based compensation expense	415,033	862,000
Inducement expense	3,024,872	-
Amortization of debt premium	(499,100)	-
Bad debt expense	13,500	-
Loss on extinguishment of convertible notes payable	2,196,100	-
Loss on disposal of property and equipment	9,610	92,804
Changes in operating assets and liabilities:
Accounts receivable	-	-
Patient financing receivable, current portion	3,601	(22,990)
Patient financing receivable, net of current portion	26,699	(42,470)
Prepaid expenses and other assets	(92,114)	(30,445)
Accounts payable	114,067	(51,277)
Accrued liabilities	(29,079)	(68,390)
Other liabilities	42,140	57,498
Deferred revenue	(414,025)	(91,951)
Interest payable	80,090	6,712
Interest payable, related party	102,316	-
Net Cash Used in Operating Activities	(1,527,380)	(2,740,629)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(7,832)
Net Cash Used in Investing Activities	-	(7,832)

Cash Flows from Financing Activities
Proceeds from notes payable	15,000	1,554,220
Proceeds from convertible notes payable	372,500	1,070,118
Payment of debt financing costs	(13,250)	-
Proceeds from warrants exercised related to inducement	1,170,110	-
Payment on PPP Loan	(66,275)	-
Net Cash Provided by Financing Activities	1,478,085	2,624,338

Net Change in Cash	(49,295)	(124,123)

Cash - Beginning of period	95,172	1,640,645

Cash - End of period	$45,877	$1,516,522

Supplementary Cash Flow Information
Cash paid for interest	$4,077	$3,880

Non Cash Investing & Financing Activity
Conversion of Series A Preferred Stock to Common Stock	7,309	17,804
Issuance of warrants pursuant to inducement agreements	2,993,872	-
Issuance of warrants for services rendered	31,000	-

See accompanying notes to the consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

H-CYTE, Inc (“the Company”) is intended to continue as a hybrid-biopharmaceutical company dedicated primarily to developing new treatments for patients with chronic respiratory and pulmonary disorders. During the last three years, the Company has evolved into two separate divisions with its entrance into the biologics and device development space (“Biotech Division”). This division is complementary to the Company’s Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. H-CYTE is shifting its focus on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

On June 3, 2022, the Company closed its clinic in Scottsdale, Arizona. The Company has now closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders. The Company will continue to pursue regulatory approval of the device that was utilized in the treatment provided at the clinics. The Company also has a continued interest in the commercialization of the DenerveX device. The Company has begun to transform itself into a biologics and therapeutic device incubator company to bring new technologies to market.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic, the final LHI clinic.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of June 30, 2022, the Company has 257,282 shares of common stock outstanding and 494,579,119 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 494,579,119 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 494,579 shares of common stock.

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

Autologous Infusion Therapy (“Infusion Division”)

The Company’s Infusion Division develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care to the LHI clinics located in Tampa, Nashville, and Scottsdale, while producing positive medical outcomes following the strictest CDC guidelines. During the first quarter of 2022, the Company decided to close the clinics in Tampa and Nashville. During the second quarter of 2022, the Company closed its clinic in Scottsdale. The Company has now closed all of its clinical operations in the autologous infusion therapy division which delivered treatments for patients with chronic respiratory and pulmonary disorders.

Biotech Development (“Biotech Division”)

During the year ended December 31, 2021, the Company completed a review of the R&D status regarding the exclusive product supply and services agreements with Rion, LLC (“Rion”) to develop and distribute (post U.S. Food & Drug Administration, the “FDA”, approval) a biologic combining its PRP-PBMC (“PRP”) technology with Rion’s exosomes (“EV”) technology for the treatment of chronic obstructive pulmonary disease (“COPD”). The Company has determined a single entity biologic from an alternative commercial source will be a more viable solution. The Company has decided to move away from Rion’s PRP technology and is progressing towards alternate biologics and therapeutic devices to meet the needs of the business.

As of June 30, 2022, the Company has closed all of the LHI clinics and has moved away from the Infusion Division as part of its future plans. The Company has also decided that the Biotech Division will begin to transform into a medical biosciences incubator company focusing on bringing new biologics and therapeutic device technologies to market for various health conditions.

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

The results of operations for the interim period ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are contained in the Company’s 2021 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $2,635,000 and $6,527,000 for the three and six months ended June 30, 2022. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company had cash on hand of approximately $46,000 as of June 30, 2022, and approximately $3,000, as of August 12, 2022. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support working capital needs.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. If the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may not continue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of June 30, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of approximately $1,170,000 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022.

On June 9, 2022, the Company entered into a securities purchase agreement for a total of $272,500 with two accredited investors. The notes issued are convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

On June 9, 2022, the Company also issued a promissory note for $100,000 to another accredited investor. This note bears interest at 15% (no matter when repaid) and converts at a discount of 25% of the price of a public offering or a 25% discount to the volume-weighted average price (VWAP) of the five (5) days prior to conversion.

Note 4 – Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. Raymond Monteleone was appointed as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $5,000 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective January 1, 2022, Mr. Monteleone receives $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective July 1, 2022, due to lack of working capital, Mr. Monteleone receives $3,750 per month to serve on the Board of Directors and to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the three and six months ended June 30, 2022, the Company expensed $22,500 and $47,500, respectively, for board of director fees to Mr. Monteleone. For the three and six months ended June 30, 2021, the Company expensed $17,500 and $35,000 respectively, for board of director fees to Mr. Monteleone.

Mr. Michael Yurkowsky entered into an oral agreement with the Company on October 1, 2020, in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. For the three and six months ended June 30, 2021, the Company expensed $12,500 and $25,000 respectively, for board of director fees to Michael Yurkowsky. On December 1, 2021, the Board of Directors of the Company appointed Michael Yurkowsky to serve as the Company’s Chief Executive Officer. Upon Mr. Yurkowsky’s appointment as CEO in December 2021, the Company terminated his payments for serving on the Board of Directors.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such deferred salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Horne receives $2,500 per month to serve on the Board of Directors. For the three and six months ended June 30, 2022, the Company expensed $15,000 and $35,000, respectively, in board of director fees to Mr. Horne. For the three and six months ended June 30, 2021, the Company expensed $12,500 and $17,000, respectively, for board of director fees to Mr. Horne.

Mr. Richard Rosenblum entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Rosenblum will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Rosenblum receives $2,500 per month to serve on the Board of Directors. For the three and six months ended June 30, 2022, the Company expensed $15,000 and $27,500 respectively, in board of director fees to Mr. Rosenblum.

Mr. Matthew Anderer entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Anderer will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Anderer receives $2,500 per month to serve on the Board of Directors. For the three months and six months ended June 30, 2022, the Company expensed $15,000 and $27,500, respectively, in board of director fees to Mr. Anderer.

Debt and Other Obligations

Convertible Notes Payable

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on June 30, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

On October 14, 2021, the Company entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on June 17, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement. Management is currently working with the noteholders on the extension of the maturity of the outstanding notes.

On February 22, 2022, the Company entered into a Debt Conversion Agreement (the “Amendment Agreement”) which i) provided for an additional round of convertible debt financing (“Tranche 2 Notes”) of up to $500,000 and ii) amended the conversion price on the convertible notes issued April 1, 2021 and October 8, 2021 (Tranche 1 Notes”) from 80% of the price paid in a Qualified Financing (proceeds of at least $15 million), to the lesser of (x) $0.002 and (y) the price paid in a Qualified Financing (proceeds of at least $10 million). The Amendment Agreement also provides the following Milestone Payments:

1)	$1,000,000 after filing a premarket notification pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, of its intent to market its PRP cellular therapy
2)	Following the closing of a Qualified financing, 25% of all proceeds raised in excess of $10 million (not to exceed $1 million)

The Milestone Payments are not to exceed $2 million, and the Amendment Agreement also specifies that a Qualified Financing will not occur prior to the closing of the acquisition of Jantibody, LLC.

The Company evaluated the Amendment Agreement under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that probability of having to pay a Milestone payment was minimal and the change in the fair value of the conversion feature was not material. Since the Amendment did not cause a material change in cash flows, extinguishment accounting was not applicable.

On April 29, 2022, the Company entered into an Amended and Restated Note Conversion Agreement (the “Note Conversion Agreement”) with certain holders of its Tranche 1 Notes (i) providing for a conversion price equal to the lesser of (x) $0.002 per share (pre-split) and (y) the price per share paid by the investors in a Qualified Financing for such New Securities purchased for cash and not through conversion of Notes (as such terms are defined in the Note Conversion Agreement), in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, (ii) automatic conversion upon the occurrence of a Qualified Financing, and (iii) amendment of the maturity date from March 31, 2022 to June 17, 2022 (the “New Notes”). Upon the effectiveness of the Company’s 1,000-1 reverse split, the conversion price adjusted to the lesser of (a) the price in the Qualified Financing or (b) $2.00 per share. The New Notes also provided the investors with Royalty Payments equal to 15% of all net sales generated by the Company with respect to the sale of products or services associated with the 510(k) Notification related to the Company’s autologous cellular therapy (PRP-PBMC) to treat chronic lung disorder. The Royalty Payments are in lieu of the Milestone payments but are perpetual and there is no limit to the aggregate amount of Royalty Payments that may be paid.

Due to changes in key provisions of the Tranche 1 Notes, the Company analyzed the before and after cash flows between the (i) fair value of the New Notes and (ii) reacquisition price of the Tranche 1 Notes prior to the (A) change in the maturity date from March 31, 2022 to June 17, 2022, (B) change in the conversion price to the lesser of (x) $2.00 and (y) the price paid in a Qualified Financing, and (C) the fair value of the potential Royalty Payments, to determine whether these changes resulted in a modification or extinguishment of the Tranche 1 Notes.

The Company used a discounted cash flow method with Monte Carlo Simulation to value the Royalty Payments. Future Royalty Payments were estimated based on management’s best estimate of future cash flows under various scenarios which were discounted to present value using a risk-adjusted rate of 65%.

Based on the before and after cash flows of each note, the change was considered significantly different. Consequently, the New Notes were accounted for as a debt extinguishment of the Tranche 1 Notes and a new debt issuance of the New Notes. The Company recorded a $2.1 million loss upon extinguishment of debt in the three months ended June 30, 2022, which was comprised of the following:

Carrying value of Tranche 1 Notes	$3,580,738
Less: Fair value of New Notes	(4,079,838)
Less: Fair value of Royalty Payments	(1,697,000)
Loss on Extinguishment	$(2,196,100)

The Note Conversion Agreement also provided for the consummation of a Tranche 2 Financing (the “Tranche 2 Notes”) subject to (i) the aggregate principal amount of indebtedness represented by the Tranche 2 Notes being capped at $500,000 and (ii) Tranche 2 Notes’ being an unsecured obligation of the Company and expressly subordinate in all respects to all indebtedness of the Company under the Notes and including language in which the holders of such Tranche 2 Notes acknowledge, confirm and agree to the foregoing subordination terms. Pursuant to the terms of the Note Conversion Agreement, the Investors have agreed not to sell any capital stock of the Company for a period of 12 months following the Qualified Financing.

On June 9, 2022, the Company entered into a securities purchase agreement for a total of $272,500 with two accredited investors. The notes issued are convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

The Company also issued a promissory note for $100,000 to another accredited investor. This note bears interest at 15% (no matter when repaid) and converts at a discount of 25% of the price of a public offering or a 25% discount to the VWAP of the five (5) days prior to conversion.

The embedded features in the Tranche 2 Notes were analyzed under ASC 815 to determine if they required bifurcation as derivative instruments. To be a derivative, one of the criteria is that the embedded component must be net-settleable. While the Company’s Common Stock was traded on an exchange at the time of the transaction, the underlying shares are not readily convertible into cash since there is insufficient daily trading volume for the holders to convert the Tranche 2 Notes into Common Stock without significantly affecting the share price. Accordingly, the embedded derivatives, including the embedded conversion feature, did not meet the definition of a derivative, and therefore, did not require bifurcation from the host instrument. Certain default put provisions, including a default put and default interest, were not considered to be clearly and closely related to the host instrument but the Company concluded that the value of these provisions was de minimus at inception. The Company will reconsider the value of these provisions each reporting period to determine if the value becomes material to the financial statements.

The Company chose to early adopt effective January 1, 2021, ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contract in Entity’s Own Equity. Thus, the April 2021 and October 2021 Note Purchase Agreements did not require consideration of a beneficial conversion feature and were accounted for solely as debt on the balance sheets.

Note 5 - Equity Transactions

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise by March 31, 2022 of each existing warrant originally issued in April 2020. As of June 30, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of approximately $1,170,000 to the Company.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, the Company has approximately 257,282 shares of common stock outstanding and 494,579,119 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 494,579,119 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 494,579 shares of common stock.

The following table summarizes the Company’s common and preferred stock outstanding by class. The number of common stock shares has been adjusted to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022.

	June 30, 2022	December 31, 2021
Common Stock	257,282	166,394
Series A Preferred Stock	494,579,119	501,887,534

Series A Preferred Stock

During the three and six months ended June 30, 2022, 3,650,685 and 7,308,415 shares of Series A Preferred Stock were converted to 3,651 and 7,309 shares of Common Stock at the request of certain Series A Preferred Shareholders, respectively.

Voting Rights

Holders of Series A Preferred Stock (“Series A Holders”) have the right to receive notice of any meeting of holders of common stock and to vote upon any matter submitted to a vote of the holders of common stock. Each Series A Holder shall vote on each matter on an as converted basis submitted to them with the holders of common stock.

Conversion

Series A Preferred Stock converts to common stock at a one-for-one thousand ratio immediately upon request of the Series A Holder.

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

Stock Option Activity

On April 1, 2021, the Board of Directors of the Company approved and granted to certain directors and officers of the Company an aggregate of 54,750 stock options of which 4,750 were immediately vested on the date of grant. Each option granted has an exercise price of $70.00 per share and an expiration date of ten years from the date of grant. These options are not included in the Company’s current stock option plan as they were granted outside of the plan.

The Board of Directors decided not to renew the former CEO’s (Robert Greif) employment contract; therefore, the unvested shares were forfeited resulting in a reduction of share-based compensation of approximately $205,000 for the period ended September 30, 2021 that was recognized during the period ended June 30, 2021.

On June 10, 2022, the Company amended its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022.

At June 30, 2021, 55,135 options were outstanding and 5,718 were vested.  At June 30, 2022, 29,635 options were outstanding and 19,364 were vested. For the three months and six months ended June 30, 2022, the Company recognized approximately $73,000 and $185,000 in stock-based compensation expense, respectively, which is included in share based compensation. For both the three months and six months ended June 30, 2021, the Company recognized approximately $862,000 in stock-based compensation expense which is included in share based compensation. At June 30, 2022, the Company has approximately $267,000 of unrecognized compensation costs related to non-vested stock options, which is expected to the recognized over a weighted average period of approximately 2.40 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$54.00	to	$56.00
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the six months ended June 30, 2021 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2020	410	$1,390.00	6.72
Granted	54,750	70.00	9.75
Expired/Cancelled	(25)	216.00	—
Outstanding at June 30, 2021	55,135	$80.00	9.73

Exercisable at June 30, 2021	5,718	$160.00	9.52

Outstanding at December 31, 2021	29,635	$86.48	9.20
Granted	-	-	-
Outstanding at June 30, 2022	29,635	$86.48	8.71

Exercisable at June 30, 2022	19,364	$95.22	8.69

The following is a summary of the Company’s non-vested shares for the six months ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	-	$-
Granted	54,750	60.00
Vested	(5,333)	50.00
Non-vested at June 30, 2021	49,417	$60.00

Non-vested at December 31, 2021	14,250	$60.00
Vested	(3,979)	54.43
Non-vested at June 30, 2022	10,271	$55.54

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Six Months Ended June 30,
	2022	2021
Options to purchase common stock (in the money)	-	4,977
Warrants to purchase common stock (in the money)	384,694	386,908
Series A Preferred Stock convertible to common stock	494,579	520,306
Total	879,273	912,191

Excluded from the above table are 2,196 warrants and 29,635 stock options for the six months ended June 30, 2022 and 23,149 warrants and 385 stock options for the six months ended June 30, 2021 as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 494,579,119 outstanding shares of Series A Preferred Stock are convertible into an aggregate of 494,579 shares of common stock at June 30, 2022.

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

In addition to his base salary, Mr. Yurkowsky may receive a one-time cash bonus in gross amount equal to $100,000 if (i) the Company’s stock is listed and quoted on the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the New York Stock Exchange; or (ii) the Company secures and receives financing of at least $10,000,000.

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

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate stock-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. During the three and six month period ending June 30, 2022, the Company recognized approximately $114,000 and $116,000, respectively, in compensation expense related to the Equity Award. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

Consulting Agreements

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. As of January 1, 2022, Ms. Rhodes is continuing to receive $22,500 and is engaged on a month to month basis.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of June 30, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of June 30, 2022.

Note 7 – Debt

Notes Payable

Notes payable were assumed in the Merger (for further discussion, see Note 1 - “Overview” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $69,000 at June 30, 2022 and December 31, 2021. The Company has not made payments on these notes since February 10, 2020, due to COVID-19. On April 19, 2022, the Company entered into a promissory note modification agreement with the Lender extending the maturity date of the notes to April 1, 2024. The modification agreement also reduces the interest rate from 5% to 3% and requires a monthly payment of $1,000 per month with a balloon payment at the end of the modified term.

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

The Company did apply for loan forgiveness in an amount equal to the sum of the following costs incurred by the Company:

1) payroll costs;

2) any payment of interest on covered mortgage obligations;

3) any payment on a covered rent obligation; and

4) any covered utility payment

The Company received notification from the Small Business Administration (“SBA”), dated August 17, 2021, notifying it that $689,974 in principal and $8,847 in interest was forgiven under the guidelines of the Paycheck Protection Program. As of June 30, 2022, the PPP loan was paid in full.

Note 8 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the six months ended June 30, 2022 and 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2020	413,424	$15.00	10.30
Expired	(3,367)	(315.16)	-
Outstanding and exercisable at June 30, 2021	410,057	$15.12	8.63

Outstanding and exercisable at December 31, 2021	406,301	$34.88	8.17
Expired	(20,411)	(372.12)	-
Exercised	(83,579)	14.00	-
Granted	84,579	14.00	4.64
Outstanding and exercisable at June 30, 2022	386,890	$19.41	7.32

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Granted for inducement agreement	1/19/2022	3,732	$63.25	$14.00	$0.062	5 years	1.62	187.79
Granted for inducement agreement	1/20/2022	372	$64.50	$14.00	$0.064	5 years	1.62	187.85
Granted for inducement agreement	1/20/2022	187	$64.50	$14.00	$0.064	5 years	1.62	187.85
Granted for inducement agreement	1/24/2022	374	$48.00	$14.00	$0.047	5 years	1.53	188.01
Granted for inducement agreement	1/25/2022	3,744	$49.10	$14.00	$0.048	5 years	1.56	188.00
Granted for inducement agreement	2/02/2022	3,741	$44.55	$14.00	$0.044	5 years	1.60	188.25
Granted for inducement agreement	2/04/2022	6,935	$44.38	$14.00	$0.043	5 years	1.78	188.33
Granted for inducement agreement	2/04/2022	13,870	$44.38	$14.00	$0.043	5 years	1.78	188.33
Granted for services provided	2/09/2022	1,000	$32.00	$14.00	$0.031	5 years	1.82	188.69
Granted for inducement agreement	2/22/2022	41,609	$32.88	$14.00	$0.032	5 years	1.85	188.59
Granted for inducement agreement	2/22/2022	693	$32.88	$14.00	$0.032	5 years	1.85	188.59
Granted for inducement agreement	3/21/2022	8,322	$28.00	$14.00	$0.027	5 years	2.33	194.01

The fair value of warrants issued during the six months ended June 30, 2022 totaled approximately $3,000,000 which is included in inducement expense. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 9 - Subsequent Events

On August 9, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with two accredited investors. The notes issued are convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

As of August 10, 2022, an additional 37,514,299 shares Series A Preferred Stock was converted into 37,514 shares of Common Stock at the request of certain Series A Preferred Stockholders.

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

Overview

H-CYTE, Inc (“the Company”) is intended to continue as a hybrid-biopharmaceutical company dedicated primarily to developing new treatments for patients with chronic respiratory and pulmonary disorders. During the last three years, the Company has evolved into two separate divisions with its entrance into the biologics and device development space (“Biotech Division”). This division is complementary to the Company’s Lung Health Institute (LHI) autologous infusion therapy business (“Infusion Division”) and is focused on underserved disease states. H-CYTE is shifting its focus on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

On June 3, 2022, the Company closed its clinic in Scottsdale, Arizona. The Company has now closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders. The Company will continue to pursue regulatory approval of the device that was utilized in the treatment provided at the clinics. The Company also has a continued interest in the commercialization of the DenerveX device. The Company has begun to transform itself into a biologics and therapeutic device incubator to bring new technologies to market.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC is the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic, the final LHI clinic.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of June 30, 2022, the Company has approximately 257,282 shares of common stock outstanding and 494,579,119 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 494,579,119 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 494,579 shares of common stock.

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

Results of Operations - Three and six months ended June 30, 2022 and 2021

Revenue and Gross Profit

The Company recorded revenue of approximately $74,000 and $453,000 for the three and six months ended June 30, 2022, respectively. The Company recorded revenue of approximately $450,000 and $827,000 for the three and six months ended June 30, 2021, respectively. The Company has closed all of the LHI Clinics as of June 30, 2022 which was the Company’s only current source of revenue. The Company has begun to transform into a biologics and therapeutic device incubator company to bring new technologies to market.

For the three and six months ended June 30, 2022, the Company generated a gross profit totaling approximately $44,000 and $337,000, respectively. The Company generated gross profit of approximately $234,000 and $412,000 for the three and six months ended June 30, 2021, respectively.

Operating Expenses

Salaries and Related Costs

For the three and six months ended June 30, 2022, the Company incurred approximately $280,000 and $627,000 in salaries and related costs, respectively. The Company incurred salaries and related costs of approximately $586,000 and $1,248,000 for the three and six months ended June 30, 2021, respectively. The decrease in salaries and related costs, as compared to the prior year, is due to the adjustments to the Company’s corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume and closing of the LHI clinics.

Other General and Administrative

For the three and six months ended June 30, 2022, the Company incurred approximately, $395,000 and $905,000, in other general and administrative costs, respectively. The Company incurred other general and administrative costs of approximately $700,000 and $1,619,000 for the three and six months ended June 30, 2021, respectively. The Company made adjustments to its corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume and closing of the LHI clinics.

Other Income/Expense

For the three and six months ended June 30, 2022, the Company incurred approximately $0 and $3,025,000, respectively, in inducement expense related to the warrant inducement (see Note 8). For the three and six months ended June 30, 2022, the Company incurred approximately $2,196,000 and $0, respectively, related to the loss on extinguishment of convertible notes payable (see Note 4).

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

Going Concern

The Company incurred net losses of approximately $2,635,000 and $6,527,000 for the three and six months ended June 30, 2022, respectively. The Company incurred net losses of approximately $2,058,000 and $3,466,000 for the three and six months ended June 30, 2021. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company had cash on hand of approximately $46,000 as of June 30, 2022 and approximately $3,000, as of August 12, 2022. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support working capital needs.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. If the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may not continue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Sources of Liquidity

With the Company historically having experienced losses, the primary source of liquidity has been raising capital through debt and equity offerings, as described below.

Debt

Convertible Notes Payable

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on June 30, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

On October 14, 2021, the Company entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on June 30, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement.

On February 22, 2022, the Company entered into a Debt Conversion Agreement (the “Amendment Agreement”) which i) provided for an additional round of convertible debt financing (“Tranche 2 Notes”) of up to $500,000 and ii) amended the conversion price on the convertible notes issued April 1, 2021 and October 8, 2021 (Tranche 1 Notes”) from 80% of the price paid in a Qualified Financing (proceeds of at least $15 million), to the lesser of (x) $0.002 and (y) the price paid in a Qualified Financing (proceeds of at least $10 million). The Amendment Agreement also provides the following Milestone Payments:

3)	$1,000,000 after filing a premarket notification pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, of its intent to market its PRP cellular therapy
4)	Following the closing of a Qualified financing, 25% of all proceeds raised in excess of $10 million (not to exceed $1 million)

The Milestone Payments are not to exceed $2 million, and the Amendment Agreement also specifies that a Qualified Financing will not occur prior to the closing of the acquisition of Jantibody, LLC.

The Company evaluated the Amendment Agreement under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that probability of having to pay a Milestone payment was minimal and the change in the fair value of the conversion feature was not material. Since the Amendment did not cause a material change in cash flows, extinguishment accounting was not applicable.

On April 29, 2022, the Company entered into an Amended and Restated Note Conversion Agreement (the “Note Conversion Agreement”) with certain holders of its Tranche 1 Notes (i) providing for a conversion price equal to the lesser of (x) $0.002 per share (pre-split) and (y) the price per share paid by the investors in a Qualified Financing for such New Securities purchased for cash and not through conversion of Notes (as such terms are defined in the Note Conversion Agreement), in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, (ii) automatic conversion upon the occurrence of a Qualified Financing, and (iii) amendment of the maturity date from March 31, 2022 to June 17, 2022 (the “New Notes”). Upon the effectiveness of the Company’s 1,000-1 reverse split, the conversion price adjusted to the lesser of (a) the price in the Qualified Financing or (b) $2.00 per share. The New Notes also provided the investors with Royalty Payments equal to 15% of all net sales generated by the Company with respect to the sale of products or services associated with the 510(k) Notification related to the Company’s autologous cellular therapy (PRP-PBMC) to treat chronic lung disorder. The Royalty Payments are in lieu of the Milestone payments but are perpetual and there is no limit to the aggregate amount of Royalty Payments that may be paid.

Due to changes in key provisions of the Tranche 1 Notes, the Company analyzed the before and after cash flows between the (i) fair value of the New Notes and (ii) reacquisition price of the Tranche 1 Notes prior to the (A) change in the maturity date from March 31, 2022 to June 17, 2022, (B) change in the conversion price to the lesser of (x) $2.00 and (y) the price paid in a Qualified Financing, and (C) the fair value of the potential Royalty Payments, to determine whether these changes resulted in a modification or extinguishment of the Tranche 1 Notes.

The Company used a discounted cash flow method with Monte Carlo Simulation to value the Royalty Payments. Future Royalty Payments were estimated based on management’s best estimate of future cash flows under various scenarios which were discounted to present value using a risk-adjusted rate of 65%.

Based on the before and after cash flows of each note, the change was considered significantly different. Consequently, the New Notes were accounted for as a debt extinguishment of the Tranche 1 Notes and a new debt issuance of the New Notes. The Company recorded a $2.1 million loss upon extinguishment of debt in the three months ended June 30, 2022, which was comprised of the following:

Carrying value of Tranche 1 Notes	$3,580,738
Less: Fair value of New Notes	(4,079,838)
Less: Fair value of Royalty Payments	(1,697,000)
Loss on Extinguishment	$(2,196,100)

The Note Conversion Agreement also provided for the consummation of a Tranche 2 Financing (the “Tranche 2 Notes”) subject to (i) the aggregate principal amount of indebtedness represented by the Tranche 2 Notes being capped at $500,000 and (ii) Tranche 2 Notes’ being an unsecured obligation of the Company and expressly subordinate in all respects to all indebtedness of the Company under the Notes and including language in which the holders of such Tranche 2 Notes acknowledge, confirm and agree to the foregoing subordination terms. Pursuant to the terms of the Note Conversion Agreement, the Investors have agreed not to sell any capital stock of the Company for a period of 12 months following the Qualified Financing.

On June 9, 2022, the Company entered into a securities purchase agreement for a total of $272,500 with two accredited investors. The notes issued are convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

The Company also issued a promissory note for $100,000 to another accredited investor. This note bears interest at 15% (no matter when repaid) and converts at a discount of 25% of the price of a public offering or a 25% discount to the VWAP of the five (5) days prior to conversion.

The embedded features in the Tranche 2 Notes were analyzed under ASC 815 to determine if they required bifurcation as derivative instruments. To be a derivative, one of the criteria is that the embedded component must be net-settleable. While the Company’s Common Stock was traded on an exchange at the time of the transaction, the underlying shares are not readily convertible into cash since there is insufficient daily trading volume for the holders to convert the Tranche 2 Notes into Common Stock without significantly affecting the share price. Accordingly, the embedded derivatives, including the embedded conversion feature, did not meet the definition of a derivative, and therefore, did not require bifurcation from the host instrument. Certain default put provisions, including a default put and default interest, were not considered to be clearly and closely related to the host instrument but the Company concluded that the value of these provisions was de minim us at inception. The Company will reconsider the value of these provisions each reporting period to determine if the value becomes material to the financial statements.

Equity

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of June 30, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of $1,170,110 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022.

Cash activity for the three months ended June 30, 2022 and December 31, 2021 is summarized as follows:

Working Capital Deficit

	As Of
	June 30, 2022	December 31, 2021
Current Assets	$223,174	$197,456
Current Liabilities	5,175,718	4,920,880
Working Capital Deficit	$(4,952,544)	$(4,723,424)

Cash Flows

Cash activity for the three months ended June 30, 2022 and 2021 is summarized as follows:

	Six months Ended June 30,
	2022	2021
Cash used in operating activities	$(1,527,380)	$(2,740,629)
Cash used in investing activities	-	(7,832)
Cash provided by financing activities	1,478,085	2,624,338
Net increase (decrease) in cash	$(49,295)	$(124,123)

As of June 30, 2022, the Company had approximately $46,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants, implemented a number of new entity and process level controls and installed a new accounting software system to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, we determined that internal control deficiencies relating to a lack of segregation of duties still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were ineffective as of June 30, 2022, we have applied additional procedures, engaged consultants, and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of June 30, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of June 30, 2022.

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

Date: August 12, 2022

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

