Form 10-Q
period 2022-09-30
H-CYTE, INC.
filed 2022-11-14
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

☐ Yes ☒ No

As of November 14, 2022 477,610 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets

Current Assets
Cash	$36,723	$95,172
Accounts receivable	-	13,500
Patient financing receivable, current portion	32,111	43,900
Other receivables	2,981	-
Prepaid expenses	102,188	44,884
Total Current Assets	174,003	197,456

Property and equipment, net	22,018	38,374
Patient financing receivable, net of current portion	26,126	67,163
Other assets	18,412	18,412
Total assets	$240,559	$321,405

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$842,767	$585,291
Accrued liabilities	1,223,237	164,680
Other current liabilities	268,785	28,246
Notes payable, current portion	79,455	69,455
Convertible notes payable, related parties	1,969,174	1,969,174
Convertible notes payable	1,783,416	1,355,826
PPP Loan, current portion	-	66,275
Deferred revenue	-	414,025
Lease liability, current portion	87,828	94,805
Interest payable, related parties	242,648	98,055
Interest payable	195,725	75,048
Total Current Liabilities	6,693,035	4,920,880

Long-term Liabilities
Royalty liability	1,697,000	-
Lease liability, net of current portion	-	62,768
Total Long-term Liabilities	1,697,000	62,768

Total Liabilities	8,390,035	4,983,648

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 438,776,170 and 501,887,534 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	438,773	501,887
Common stock - $.001 par value: 500,000,000 shares authorized, 477,610 and 166,394 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively. [1]	477	164,199
Additional paid-in capital[1]	49,246,179	43,700,084
Accumulated deficit	(57,834,905)	(49,028,413)
Total Stockholders’ Deficit	(8,149,476)	(4,662,243)

Total Liabilities and Stockholders’ Deficit	$240,559	$321,405

[1]	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$-	$460,216	$453,460	$1,286,841
Cost of Sales	-	(138,786)	(116,602)	(553,454)
Gross Profit	-	321,430	336,858	733,387

Operating Expenses
Salaries and related costs	221,304	534,752	848,036	1,782,646
Share based compensation	120,448	162,359	535,481	1,024,359
Loss on disposal of property and equipment	-	-	9,610	92,804
Acquired in process research and development	1,245,948	-	1,245,948	-
Other general and administrative	268,076	851,593	1,172,738	2,470,135
Total Operating Expenses	1,855,776	1,548,704	3,811,813	5,369,944

Operating Loss	(1,855,776)	(1,227,274)	(3,474,955)	(4,636,557)

Other Income (Expense)
Forgiveness of PPP loan	-	698,820	-	698,820
Warrant expense	(334,238)	-	(334,238)	-
Inducement expense	-	-	(3,024,872)	-
Loss on extinguishment of convertible notes payable	-	-	(2,196,100)	-
Interest income	1,756	-	506,795	-
Interest expense	(91,186)	(50,516)	(278,665)	(110,446)
Other expense	-	(7,641)	(4,457)	(4,107)
Total Other Income (Expense)	(423,668)	640,663	(5,331,537)	584,267

Net Loss	$(2,279,444)	$(586,611)	$(8,806,492)	$(4,052,290)

Net Loss attributable to common stockholders	$(2,279,444)	$(586,611)	$(8,806,492)	$(4,052,290)

Loss per share - basic and diluted[1]	(8.04)	-	(34.07)	(30.00)

Weighted average outstanding shares -basic and diluted	283,579	142,408	258,483	140,074

[1]	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months and nine months ended September 30, 2021 and 2022

Three months ended	Preferred Series A Stock		Common Stock[1]		Additional Paid-in	Accumulated	Stockholders’
September 30, 2021 and 2022	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - June 30, 2021	520,305,884	$520,305	144,963	$144,963	$43,377,999	$(47,694,785)	$(3,651,518)
Conversion of Series A Preferred Stock to Common Stock	(4,431,530)	(4,431)	4,431	4,431	-	-	-
Share based compensation	-	-	-	-	162,359	-	162,359
Net loss	-	-	-	-	-	(586,611)	(586,611)
Balances - September 30, 2021	515,874,354	$515,874	149,394	$149,394	$43,540,358	$(48,281,396)	$(4,075,770)

	Preferred Series A Stock		Common Stock[1]		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - June 30, 2022	494,579,119	$494,578	257,282	$257	$48,481,350	$(55,555,461)	$(6,579,276)
Conversion of Series A Preferred Stock to Common Stock	(55,802,949)	(55,805)	55,805	55	55,750	-	-
Issuance of Common Stock pursuant to securities purchase agreement	-	-	112,500	113	224,888	-	225,001
Issuance of Common Stock pursuant to Jantibody acquisition	-	-	52,023	52	29,505	-	29,557
Warrant expense	-	-	-	-	334,238	-	334,238
Share based compensation	-	-	-	-	120,448	-	120,448
Net loss	-	-	-	-	-	(2,279,444)	(2,279,444)
Balances - September 30, 2022	438,776,170	$438,773	477,610	$477	$49,246,179	$(57,834,905)	$(8,149,476)

Nine months ended	Preferred Series A Stock		Common Stock[1]		Additional Paid-in	Accumulated	Stockholders’
September 30, 2021 and 2022	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - December 31, 2020	538,109,409	$538,109	127,159	$127,159	$42,515,999	$(44,229,106)	$(1,047,839)
Conversion of Series A Preferred Stock to Common Stock	(22,235,055)	(22,235)	22,235	22,235	-	-	-
Share based compensation	-	-	-	-	1,024,359	-	1,024,359
Net Loss	-	-	-	-	-	(4,052,290)	(4,052,290)
Balances - September 30, 2021	515,874,354	$515,874	149,394	$149,394	$43,540,358	$(48,281,396)	$(4,075,770)

	Preferred Series A Stock		Common Stock[1]		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - December 31, 2021	501,887,534	$501,887	166,394	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)
Conversion of Series A Preferred Stock to Common Stock	(63,111,364)	(63,114)	63,114	7,364	55,750	-	-
Adjustment for 1-for-1,000 reverse stock split [1]	-	-	-	(254,831)	254,831	-	-
Issuance of Common Stock pursuant to securities purchase agreement	-	-	112,500	113	224,888	-	225,001
Issuance of Common Stock pursuant to Jantibody acquisition	-	-	52,023	52	29,505	-	29,557
Inducement expense	-	-	-	-	3,024,872	-	3,024,872
Warrant expense	-	-	-	-	334,238	-	334,238
Conversion of warrants to Common Stock	-	-	83,579	83,580	1,086,530	-	1,170,110
Share based compensation	-	-	-	-	535,481	-	535,481
Net loss	-	-	-	-	-	(8,806,492)	(8,806,492)
Balances - September 30, 2022	438,776,170	$438,773	477,610	$477	$49,246,179	$(57,834,905)	$(8,149,476)

1	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(8,806,492)	$(4,052,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,086	13,859
Amortization of debt premium	(499,100)	-
Inducement expense	3,024,872	-
Share based compensation expense	535,481	1,024,359
Loss on debt extinguishment	2,196,100	-
Gain on extinguishment of debt - PPP Loan	-	(698,820)
Warrant expense	334,238	-
Bad debt expense	59,820	-
Expense of acquired IPR&D	1,245,948	-
Loss on disposal of property and equipment	9,610	92,804
Changes in operating assets and liabilities:
Accounts receivable	(46,320)	(9,200)
Patient financing receivable, current portion	11,789	(35,080)
Other receivables	(2,981)	21,572
Prepaid expenses and other assets	(57,304)	(968)
Patient financing receivable, net of current portion	41,037	(61,547)
Accounts payable	235,876	37,759
Accrued liabilities	58,830	(89,296)
Other current liabilities	(24,739)	(13,482)
Deferred revenue	(414,025)	(224,118)
Interest payable, related parties	144,593	-
Interest payable	120,677	6,333
Net Cash Used in Operating Activities	(1,822,004)	(3,988,115)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(7,832)
Cash acquired in asset acquisition	469
Net Cash Used in Investing Activities	469	(7,832)

Cash Flows from Financing Activities
Proceeds from notes payable	67,500	-
Proceeds from convertible notes payable, related parties	-	1,584,665
Proceeds from convertible notes payable	437,500	1,091,080
Proceeds from warrants exercised	1,170,110	-
Proceeds from issuance of common stock	225,001	-
Payment on debt obligations	(57,500)	-
Payment on debt financing costs	(13,250)	-
Payment on PPP Loan	(66,275)	(13,230)
Net Cash Provided by Financing Activities	1,763,086	2,662,515

Net Change in Cash	(58,449)	(1,333,432)

Cash - Beginning of period	95,172	1,640,645

Cash - End of period	$36,723	$307,213

Supplementary Cash Flow Information
Cash paid for interest	$9,916	$3,367

Non-cash investing and financing activities
Conversion of Series A Preferred Stock to Common Stock	$63,114	22,235
Issuance of warrants pursuant to inducement agreements	$2,993,872	-
Issuance of warrants for services rendered	$31,000	-
Issuance of warrants pursuant to securities purchase agreement	$334,238	-
Issuance of Common Stock pursuant to Jantibody acquisition	$29,557	-

See accompanying notes to the consolidated financial statements

H-CYTE, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of the Company

H-CYTE, Inc (“the Company”) has shifted its focus to acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

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

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of September 30, 2022, the Company has 477,610 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

On September 7, 2022, the Company acquired all of the membership interests of Jantibody LLC (“Jantibody”), a Nevada limited liability company. Jantibody is focused on the development of novel proprietary immunotherapies targeted towards ovarian cancer, pancreatic cancer, and mesothelioma (see Note 9).

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

As of June 30, 2022, the Company has closed all of the LHI clinics and has moved away from the Infusion Division as part of its future plans. The Company has also decided that the Biotech Division will begin to transform into a medical biosciences incubator division focusing on bringing new biologics and therapeutic device technologies to market for various health conditions.

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

The results of operations for the interim period ended September 30, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are contained in the Company’s 2021 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Basis of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $2,279,000 and $8,806,000 for the three and nine months ended September 30, 2022. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company had cash on hand of approximately $37,000 as of September 30, 2022, and approximately $30,000 as of November 14, 2022. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support working capital needs.

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

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of September 30, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of approximately $1,170,000 to the Company.

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

On August 9, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with an accredited investor. The note issued is convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

On September 29, 2022, the Company entered into a securities purchase agreement with two accredited investors for the sale of shares of Common Stock and warrants (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 112,500 shares of common stock and warrants to purchase 56,250 shares of Common Stock exercisable at $2.50 per share for gross proceeds of $225,001. All of the shares described in this Current Report on Form 8-K are being offered and issued to accredited investors in reliance upon exemptions from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended (“Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

Note 4 –Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. Raymond Monteleone was appointed as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $5,000 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective January 1, 2022, Mr. Monteleone receives $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective July 1, 2022, due to lack of working capital, Mr. Monteleone receives $3,750 per month to serve on the Board of Directors and to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the three and nine months ended September 30, 2022, the Company expensed $13,750 and $63,750, respectively, for board of director fees to Mr. Monteleone. For the three and nine months ended September 30, 2021, the Company expensed $18,000 and $53,000 respectively, for board of director fees to Mr. Monteleone.

Mr. Michael Yurkowsky entered into an oral agreement with the Company on October 1, 2020, in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. For the three and nine months ended September 30, 2021, the Company expensed $13,000 and $38,000 respectively, for board of director fees to Michael Yurkowsky. On December 1, 2021, the Board of Directors of the Company appointed Michael Yurkowsky to serve as the Company’s Chief Executive Officer. Upon Mr. Yurkowsky’s appointment as CEO in December 2021, the Company terminated his payments for serving on the Board of Directors.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such deferred salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Horne receives $2,500 per month to serve on the Board of Directors. For the three and nine months ended September 30, 2022, the Company expensed $7,500 and $42,500, respectively, in board of director fees to Mr. Horne. For the three and nine months ended September 30, 2021, the Company expensed $13,000 and $29,000, respectively, for board of director fees to Mr. Horne.

Mr. Richard Rosenblum entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Rosenblum will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Rosenblum receives $2,500 per month to serve on the Board of Directors. For the three and nine months ended September 30, 2022, the Company expensed $7,500 and $35,000, respectively.

Mr. Matthew Anderer entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Anderer will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Anderer receives $2,500 per month to serve on the Board of Directors. For the three months and nine months ended September 30, 2022, the Company expensed $7,500 and $35,000, respectively.

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

On February 22, 2022, the Company entered into a Debt Conversion Agreement (the “Amendment Agreement”) which i) provided for an additional round of convertible debt financing (“Tranche 2 Notes”) of up to $500,000 and ii) amended the conversion price on the convertible notes issued April 1, 2021 and October 8, 2021 (“Tranche 1 Notes”) from 80% of the price paid in a Qualified Financing (proceeds of at least $15 million), to the lesser of (x) $0.002 and (y) the price paid in a Qualified Financing (proceeds of at least $10 million). The Amendment Agreement also provides the following Milestone Payments:

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

Based on the before and after cash flows of each note, the change was considered significantly different. Consequently, the New Notes were accounted for as a debt extinguishment of the Tranche 1 Notes and a new debt issuance of the New Notes. The Company recorded a $2.2 million loss upon extinguishment of debt in the nine months ended September 30, 2022, which was comprised of the following:

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

On August 9, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with an accredited investor. The note issued is convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

Note 5 - Equity Transactions

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise by March 31, 2022 of each existing warrant originally issued in April 2020. As of September 30, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of approximately $1,170,000 to the Company.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, the Company has approximately 477,610 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

The following table summarizes the Company’s common and preferred stock outstanding by class. The number of common stock shares has been adjusted to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022.

	September 30, 2022	December 31, 2021
Common Stock	477,610	166,394
Series A Preferred Stock	438,776,170	501,887,534

Series A Preferred Stock

During the three and nine months ended September 30, 2022, 55,802,949 and 63,111,364 shares of Series A Preferred Stock were converted to 55,805 and 63,114 shares of Common Stock at the request of certain Series A Preferred Shareholders, respectively.

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

At September 30, 2022, 29,635 options were outstanding and 20,510 were vested. At September 30, 2021, 29,635 options were outstanding and 14,802 were vested. For the three months and nine months ended September 30, 2022, the Company recognized approximately $61,000 and $246,000 in stock-based compensation expense, respectively, which is included in share based compensation. For the three months and nine months ended September 30, 2021, the Company recognized approximately $162,000 and $1,024,000 in stock-based compensation expense, respectively, which is included in share based compensation. At September 30, 2022, the Company has approximately $206,000 of unrecognized compensation costs related to non-vested stock options, which is expected to the recognized over a weighted average period of approximately 2.17 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$54.00	to	$56.00
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the nine months ended September 30, 2021 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2020	410	$1,390.00	6.72
Granted	54,750	70.00	9.50
Expired/Cancelled	(25,525)	70.00	—
Outstanding at September 30, 2021	29,635	$100.00	9.41

Exercisable at September 30, 2021	14,802	$100.00	9.41

Outstanding at December 31, 2021	29,635	$86.48	9.20
Granted	—	—	—
Outstanding at September 30, 2022	29,635	$86.48	8.46

Exercisable at September 30, 2022	20,510	$93.81	8.44

The following is a summary of the Company’s non-vested shares for the nine months ended September 30, 2021 and 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	-	$-
Granted	54,750	30.00
Vested	(14,417)	50.00
Forfeited	(25,500)	70.00
Non-vested at September 30, 2021	14,833	$110.00

Non-vested at December 31, 2021	14,250	$60.00
Vested	(5,125)	54.56
Non-vested at September 30, 2022	9,125	$55.61

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Nine Months Ended September 30,
	2022	2021
Warrants to purchase common stock (in the money)	56,250	385,033
Series A Preferred Stock convertible to common stock	438,776	515,874
Total	495,026	900,907

Excluded from the above table are 384,788 warrants and 29,635 stock options for the nine months ended September 30, 2022 and 22,608 warrants and 29,635 stock options for the nine months ended September 30, 2021 as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are convertible into an aggregate of 438,776 shares of common stock at September 30, 2022.

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

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate stock-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. During the three and nine month period ending September 30, 2022, the Company recognized approximately $60,000 and $290,000, respectively, in compensation expense related to the Equity Award. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

Consulting Agreements

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. As of January 1, 2022, Ms. Rhodes is continuing to receive $22,500 and is engaged on a month-to-month basis.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of September 30, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of September 30, 2022.

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

3) any payment on a covered rent obligation; and

4) any covered utility payment

The Company received notification from the Small Business Administration (“SBA”), dated August 17, 2021, notifying it that $689,974 in principal and $8,847 in interest was forgiven under the guidelines of the Paycheck Protection Program. As of September 30, 2022, the PPP loan was paid in full.

Note 8 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the nine months ended September 30, 2021 and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2020	413,424	$15.00	10.30
Expired	(5,783)	33.00	—
Outstanding and exercisable at September 30, 2021	407,641	58.00	8.42

Outstanding and exercisable at December 31, 2021	406,301	$34.88	8.17
Expired	(22,513)	373.85	—
Exercised	(83,579)	14.00	—
Granted	140,829	9.41	4.63
Outstanding and exercisable at September 30, 2022	441,038	$12.52	6.84

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Granted for inducement agreement	1/19/2022	3,732	$63.25	$14.00	$62.00	5 years	1.62	187.79
Granted for inducement agreement	1/20/2022	372	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/20/2022	187	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/24/2022	374	$48.00	$14.00	$47.00	5 years	1.53	188.01
Granted for inducement agreement	1/25/2022	3,744	$49.10	$14.00	$48.00	5 years	1.56	188.00
Granted for inducement agreement	2/02/2022	3,741	$44.55	$14.00	$44.00	5 years	1.60	188.25
Granted for inducement agreement	2/04/2022	6,935	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for inducement agreement	2/04/2022	13,870	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for services provided	2/09/2022	1,000	$32.00	$14.00	$31.00	5 years	1.82	188.69
Granted for inducement agreement	2/22/2022	41,609	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	2/22/2022	693	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	3/21/2022	8,322	$28.00	$14.00	$27.00	5 years	2.33	194.01
Granted for securities purchase agreement	9/27/2022	56,250	$6.00	$2.50	$5.94	5 years	4.21	213.54

The fair value of warrants issued during the three and nine months ended September 30, 2022 totaled approximately $334,000 and is included in warrant expense. The fair value of warrants issued as a result of the warrant inducement during the three and nine months ended September 30, 2022 totaled approximately $0 and $3,024,000, respectively, and is included in inducement expense. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 9 – Acquisition

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

If an acquisition is determined to be a business combination as indicated in ASC 805, Business Combinations, the assets acquired, and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. The Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

If an acquisition is determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the cost of the asset acquisition, including transaction costs, to be allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Assets acquired as part of an asset acquisition that are considered to be in-process research and development (IPR&D) are immediately expensed unless there is an alternative future use in other research and development projects. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values (excluding non-qualifying assets). If the cost of the asset acquisition is less than the fair value of the net assets acquired, no gain is recognized in earnings.

Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

Pursuant to the Jantibody Agreement, the Company issued the equity holders of Jantibody an aggregate of 52,023 shares of the Company’s common stock which represented 15% of the Company’s common stock on a fully diluted basis at the time of the transaction. In addition, for every share of the Company’s common stock issued as a result of the future conversion of the Company’s dilutive instruments, including Series A preferred stock, warrants, stock options, and convertible notes, the Jantibody members will receive 15% of the aggregate number of shares issued (the “Anti-Dilution” shares). The Anti-Dilution shares will be issued before the end of each fiscal quarter.

The Company has agreed to issue the Jantibody holders an additional 2.0% of the Company’s common stock then outstanding upon the enrollment of the first patient in a Phase I FDA trial and additional 3.0% of the Company’s then outstanding common stock on a fully diluted basis upon the enrollment of the first patient in a Phase [III] FDA trial. The Company determined the contingent consideration was not subject to derivative accounting and will be recognized when the contingency is resolved, and the consideration is paid or becomes payable as outlined in ASC 450, Contingencies.

The Company determined this transaction represented an asset acquisition as defined by ASC 805, Business Combinations, as substantially all of the value was in a single in-process research and development (“IPR&D”) group, which included the small molecule drug CXCR4 inhibitor, AMD3100, and/or checkpoint inhibitors (CPI) for anti-cancer immune modulation. As a result, the consideration transferred was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their relative fair values resulting in approximately $1,240,000 being assigned to the IPR&D asset and approximately $1,000,000 to assumed liabilities. The liabilities assumed were current accounts payable and as such were recorded a book value.

The purchase price of approximately $247,000 represented 52,023 shares of the Company’s common stock, 344,159 Anti-Dilution shares, and direct transaction costs of $21,600. The purchase price was allocated, on a relative fair value basis, to the acquired intellectual property, and the acquired net assets as follows:

Consideration:
Common stock	$29,557
Common stock (anti-dilution shares, to be issued – included in other current liabilities)	195,532
Direct transaction costs	21,600
Total costs of the asset acquisition	$246,689
Assets acquired
Cash	$469
Liabilities assumed – legal and administrative costs	(999,728)
Intangible assets: IPR&D	1,245,948
Net identifiable assets acquired	$246,689

The IPR&D had not yet reached technological feasibility and had no alternative future use; thus, the purchased IPR&D asset and related costs were expensed immediately subsequent to the acquisition within the consolidated statements of operations.

Note 10 - Subsequent Events

Pursuant to the Purchase Agreement, the Company sold an aggregate of 15,000 shares of common stock and warrants to purchase 7,250 shares of Common Stock exercisable at $2.50 per share for gross proceeds of $30,000.

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

Overview

H-CYTE, Inc (“the Company”) has shifted its focus to acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

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

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of September 30, 2022, the Company has 477,610 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

On September 7, 2022, the Company acquired all of the membership interests of Jantibody LLC (“Jantibody”), a Nevada limited liability company. Jantibody is focused on the development of novel proprietary immunotherapies targeted towards ovarian cancer, pancreatic cancer, and mesothelioma (see Note 9).

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

Results of Operations - Three and nine months ended September 30, 2022 and 2021

Revenue and Gross Profit

The Company recorded revenue of approximately $0 and $453,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded revenue of approximately $460,000 and $1,287,000 for the three and nine months ended September 30, 2021, respectively. The Company has closed all of the LHI Clinics as of September 30, 2022 which was the Company’s only current source of revenue. The Company has continued to transform itself into a biologics and therapeutic device incubator company to bring new technologies to market.

For the three and nine months ended September 30, 2022, the Company generated a gross profit totaling approximately $0 and $337,000, respectively. The Company generated gross profit of approximately $321,000 and $733,000 for the three and nine months ended September 30, 2021, respectively.

Operating Expenses

Salaries and Related Costs

For the three and nine months ended September 30, 2022, the Company incurred approximately $221,000 and $848,000 in salaries and related costs, respectively. The Company incurred salaries and related costs of approximately $535,000 and $1,783,000 for the three and nine months ended September 30, 2021, respectively. The decrease in salaries and related costs, as compared to the prior year, is due to the adjustments to the Company’s corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume and closing of the LHI clinics. As of September 30, 2022, due to lack of financial resources, the Company has incurred $79,000 in unpaid salaries and wages.

Other General and Administrative

For the three and nine months ended September 30, 2022, the Company incurred approximately, $290,000 and $1,194,000, in other general and administrative costs, respectively. The Company incurred other general and administrative costs of approximately $852,000 and $2,470,000 for the three and nine months ended September 30, 2021, respectively. The Company adjusted its corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume and closing of the LHI clinics.

Other Income/Expense

For the three and nine months ended September 30, 2022, the Company incurred approximately $3,024,000 in inducement expense related to the warrant inducement (see Note 8). For the three and nine months ended September 30, 2022, the Company incurred approximately $334,000 in warrant expense related to the securities purchase agreements. For the three and nine months ended September 30, 2022, the Company incurred approximately $0 and $2,196,000, respectively, related to the loss on extinguishment of convertible notes payable (see Note 4).

Appointment of New Board Members and Officers.

On January 17, 2022, Mr. Richard Rosenblum was appointed as a member of the Board.

On January 17, 2022, Mr. Matthew Anderer was appointed as a member of the Board.

Funding Requirements

The Company has historically incurred losses from operations and expects to continue acquisitions and operations to generate negative cash flows as the Company implements its updated strategic business plan. The Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so.

Going Concern

The Company incurred net losses of approximately $2,279,000 and $8,806,000 for the three and nine months ended September 30, 2022, respectively. The Company incurred net losses of approximately $587,000 and $4,052,000 for the three and nine months ended September 30, 2021. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

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

The Company had cash on hand of approximately $37,000 as of September 30, 2022 and approximately $30,000 as of November 14, 2022. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support working capital needs.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. If the Company is unable to fund its acquisitions and operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may not continue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on the before and after cash flows of each note, the change was considered significantly different. Consequently, the New Notes were accounted for as a debt extinguishment of the Tranche 1 Notes and a new debt issuance of the New Notes. The Company recorded approximately a $2,200,000 loss upon extinguishment of debt in the nine months ended September 30, 2022, which was comprised of the following:

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

On August 9, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with an accredited investor. The note issued is convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

Equity

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of September 30, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of $1,170,110 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022.

On September 29, 2022, H-CYTE, Inc. (the “Company”) entered into a securities purchase agreement with two accredited investors for the sale of shares of Common Stock and warrants (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 112,500 shares of common stock and warrants to purchase 56,250 shares of Common Stock exercisable at $2.50 per share for gross proceeds of $225,001. All of the shares described in this Current Report on Form 8-K are being offered and issued to accredited investors in reliance upon exemptions from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended (“Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

Cash activity for the nine months ended September 30, 2022 and December 31, 2021 is summarized as follows:

Working Capital Deficit

	As Of
	September 30, 2022	December 31, 2021
Current Assets	$174,003	197,456
Current Liabilities	6,693,035	4,920,880
Working Capital Deficit	$(6,519,032)	(4,723,424)

Cash Flows

Cash activity for the nine months ended September 30, 2022 and 2021 is summarized as follows:

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(1,821,535)	(3,988,115)
Cash used in investing activities	-	(7,832)
Cash provided by financing activities	1,763,086	2,662,515
Net increase (decrease) in cash	$(58,449)	(1,333,432)

As of September 30, 2022, the Company had approximately $37,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in our internal control over financial reporting, due to lack of financial resources to hire personnel, as discussed below, and as a result, the Company engaged consultants, implemented a number of new entity and process level controls and installed a new accounting software system to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022, we determined that internal control deficiencies relating to a lack of segregation of duties still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were ineffective as of September 30, 2022, we have applied additional procedures, engaged consultants, and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of September 30, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has filed suit alleging breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for its defense against the suit. The amount is recorded in accounts payable as of September 30, 2022.

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

Date: November 14, 2022

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

