Form 10-K
period 2022-12-31
H-CYTE, INC.
filed 2023-05-10
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-36763

H-CYTE, INC

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3312262
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

2202 N West Shore Blvd. Ste 200
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
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued fi nancial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 9, 2023, 628,122 shares of the registrant’s common stock were outstanding.

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

Overview

H-CYTE, Inc (“the Company”) has evolved from focusing on treating chronic lung conditions after the closure of its lung treatment clinics due to COVID-19. The Company is currently focusing on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

On June 3, 2022, the Company closed its clinic in Scottsdale, Arizona. The Company has now closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders. The Company will continue to pursue Food and Drug Administration (“FDA”) approval of the device that was utilized in the treatment provided at the clinics. The Company also has a continued interest in the commercialization of the DenerveX device through a joint venture. The Company has implemented the transition into a biologics and therapeutic device incubator company to bring new technologies to market.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. These two clinics will remain permanently closed. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic. All LHI clinics are closed as of December 31, 2022.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of December 31, 2022, the Company has 618,506 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

On September 7, 2022, the Company acquired all of the membership interests, with common stock, of Jantibody LLC (“Jantibody”), a Nevada limited liability company. Jantibody is focused on the development of novel proprietary immunotherapies targeted towards ovarian cancer, pancreatic cancer, and mesothelioma (see Note 8).

On December 22, 2022, the Company acquired all the membership interests, with common stock, in Scion Solutions, LLC (“Scion”). Scion is a life sciences company that has developed a new technology in regenerative medicine specifically for limb salvage. Their proprietary product SkinDisc (patent pending) is a combination of stem cells and several other molecular components that stimulate tissue regeneration (see Note 8).

Impact of COVID-19

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the Company continues to monitor the impact on its operations of the COVID-19 pandemic and its aftermath. The Company believes the effect of the COVID-19 pandemic and certain public and governmental responses to it have negatively affected its results since the pandemic’s inception.

During the COVID-19 pandemic and its aftermath, the Company experienced material reductions in demand and net revenues at its lung treatment centers. This reduction in demand led to the Company shifting its focus from treating chronic lung disease to acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics.

Autologous Infusion Therapy (“Infusion Division”)

The Company’s Infusion Division developed and implemented innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. During the first quarter of 2022, the clinics in Tampa and Nashville closed. During the second quarter of 2022, the clinic in Scottsdale closed. All clinical operations in the autologous infusion therapy division which delivered treatments for patients with chronic respiratory and pulmonary disorders have now closed.

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

As of December 31, 2022, the Company has closed all of the LHI clinics and has moved away from the Infusion Division as part of its future plans. The Company has also decided that the Biotech Division will begin to transform into a medical biosciences incubator division focusing on bringing new biologics and therapeutic device technologies to market for various health conditions.

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

Customers

The Company’s infusion division customer base consisted of individuals who were suffering from chronic lung disease that are searching for alternative or adjunct forms of treatment outside of traditional pharmaceutical care which has not been successful for them in the past.

Government Regulations

Governmental authorities in the United States (“U.S.” at the federal, state, and local levels) and abroad extensively regulate, among other things, the research and development, testing, manufacture, quality control, clinical research, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of products such as those we are developing.

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

Good Manufacturing Practices (“GMP”)

United States Anti-Kickback and False Claims Laws

In the U. S., there are Federal and State anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in Federal healthcare programs. These laws are potentially applicable to manufacturers of products regulated by the FDA as pharmaceuticals, biologics, medical devices, and hospitals, physicians, and other potential purchasers of such products. Other provisions of Federal and State laws provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, certain states have implemented regulations requiring medical device and pharmaceutical companies to report all gifts and payments of over $50 to medical practitioners. This does not apply to instances involving clinical trials.

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

Employees

As of April 30, 2023, the Company had two full-time employees. None of its employees are represented by a union.

Available Information

The Company’s website, www.ir.hcyte.com, provides access, without charge, to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on the Company’s website is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

The Company’s corporate staff will continue to work remotely. The Company leases a shared office space in Tampa, FL which it uses as its legal address.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $72,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of December 31, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of December 31, 2022.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On May 8, 2023, the price per share of the Company’s common stock had a high of $1.95 per share, a low of $1.95 per share, and closed at $1.95. The Company had 264 holders of record of common stock as of May 8, 2023.

Dividends

The Company has not declared or paid any cash dividends on its common stock and presently intends on retaining future earnings, if any, to fund the development and growth of the business. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has authorized 2,650 options to be available under the Equity Compensation Plan (the “Plan”). As of December 31, 2022, the Company had an outstanding aggregate of 135 options to purchase common stock under the Plan at a weighted average price of $3,076 per share to certain employees, consultants, and outside directors.

On April 1, 2021, the Board of Directors of the Company approved and granted to certain directors and officers of the Company an aggregate of 54,750 stock options of which 4,750 were immediately vested on the date of grant. Each option granted has an exercise price of $70.00 per share and an expiration date of ten years from the date of grant. These options are not included in the Company’s current stock option plan as they were granted outside of the Plan (see Note 5).

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

H-CYTE, Inc (“the Company”) has evolved from focusing on treating chronic lung conditions after the closure of its lung treatment clinics due to COVID-19. The Company is currently focusing on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

On June 3, 2022, the Company closed its clinic in Scottsdale, Arizona. The Company has now closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders. The Company will continue to pursue Food and Drug Administration (“FDA”) approval of the device that was utilized in the treatment provided at the clinics. The Company also has a continued interest in the commercialization of the DenerveX device through a joint venture. The Company has implemented the transition into a biologics and therapeutic device incubator company to bring new technologies to market.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale prior to their closure. All LHI clinics are closed as of December 31, 2022.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of December 31, 2022, the Company has 618,506 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

On September 7, 2022, the Company acquired all of the membership interests of Jantibody LLC (“Jantibody”), a Nevada limited liability company. Jantibody is focused on the development of novel proprietary immunotherapies targeted towards ovarian cancer, pancreatic cancer, and mesothelioma (see Note 8).

On December 22, 2022, the Company acquired all of the membership interests in Scion Solutions, LLC (“Scion”). Scion is a life sciences company that has developed a new technology in regenerative medicine specifically for limb salvage. Their proprietary product SkinDisc (patent pending) is a combination of stem cells and several other molecular components that stimulate tissue regeneration (see Note 8).

Impact of COVID-19

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the Company continues to monitor the impact on its operations of the COVID-19 pandemic and its aftermath. The Company believes the effect of the COVID-19 pandemic and certain public and governmental responses to it have negatively affected its results since the pandemic’s inception.

During the COVID-19 pandemic and its aftermath, the Company experienced material reductions in demand and net revenues at its lung treatment centers. This reduction in demand led to the Company shifting its focus from treating chronic lung disease to acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics.

Results of Operations – For the years ended December 31, 2022 and 2021

H-CYTE, Inc

Statement of Operations

	2022	2021	Change	Change %
Revenues	$453,460	$1,611,518	$(1,158,058)	-72%

Gross Profit	335,859	906,813	(570,954)	-63%

Operating Expenses	5,441,632	6,192,417	(750,839)	-12%

Operating Loss	(5,105,773)	(5,285,604)	179,831	3%

Other (Expense) Income	(5,193,807)	486,297	(5,680,104)	-1168%

Net Loss	$(10,299,580)	$(4,799,307)	$(5,500,273)	-115%

Net Loss attributable to common stockholders	$(10,299,580)	$(4,799,307)	$(5,500,273)	-115%

Loss per share - Basic and diluted	$(35.06)	$(32.93)

Weighted average outstanding shares - basic and diluted (1)	293,788	145,736

(1)	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

Revenue and Gross Profit

The Company recorded revenue of approximately $453,000 and $1,612,000 for the years ended December 31, 2022, and 2021, respectively. The Company has closed all of the LHI Clinics as of December 31, 2022 which was the Company’s only current source of revenue. The Company has continued to transform itself into a biologics and therapeutic device incubator company to bring new technologies to market.

For the years ended December 31, 2022 and 2021, the Company generated a gross profit totaling approximately $336,000 and $907,000, respectively.

Operating Expenses

Salaries and Related Costs

For the years ended December 31, 2022 and 2021, the Company incurred approximately $1,054,000 and $2,214,000 in salaries and related costs, respectively. The decrease in salaries and related costs, as compared to the prior year, is due to the adjustments to the Company’s corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume and closing of the LHI clinics. As of December 31, 2022, due to lack of financial resources, the Company has incurred $294,000 in unpaid salaries and wages.

Other General and Administrative

For the years ended December 31, 2022 and 2021, the Company incurred approximately $1,392,000 and $2,700,000 in other general and administrative costs, respectively. The Company adjusted its corporate structure by reducing expenses in marketing, sales, and operations due to decreased patient volume and closing of the LHI clinics.

Other Income/Expense

For the years ended December 31, 2022 and 2021, interest expense was approximately $368,000 and $177,000 respectively. The increase was related to the Company issuing additional convertible notes in 2022 compared to 2021. For the year ended December 31, 2021 the Company received forgiveness of the PPP loan in the amount of approximately $699,000.

For the year ended December 31, 2022, the Company incurred approximately $3,133,000 in inducement expense related to the warrant inducement (see Note 9). For the year ended December 31, 2022, the Company incurred approximately $377,000 in warrant expense related to the securities purchase agreements. For the year ended December 31, 2022, the Company incurred approximately $2,196,000, related to the loss on extinguishment of convertible notes payable (see Note 4).

Liquidity, Going Concern, and Sources of Liquidity

The Company had a negative cash balance of approximately $4,000 as of December 31, 2022, which is included in current liabilities, and cash on hand of approximately $3,000 as of May 8, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support working capital needs.

The Company has historically incurred losses from operations and expects to continue acquisitions and generate negative cash flows as the Company implements its updated strategic business plan. The Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so.

Going Concern

The Company incurred net losses of approximately $10,300,000 and $4,799,000 for the years ended December 31, 2022 and 2021, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around the Biosciences Division. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

COVID-19 has adversely affected the Company’s financial condition and results of operations. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financing will be workable or acceptable to the Company or its shareholders. If the Company is unable to fund its acquisitions and operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may not continue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Sources of Liquidity

With the Company historically having experienced losses, the primary source of liquidity has been raising capital through debt and equity offerings, as described below.

Debt

Convertible Notes Payable

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) related party investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on June 17, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

On October 14, 2021, the Company entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) related party investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on June 17, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement.

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

On April 29, 2022, the Company entered into an Amended and Restated Note Conversion Agreement (the “Note Conversion Agreement”) with certain holders of its Tranche 1 Notes (i) providing for a conversion price equal to the lesser of (x) $0.002 per share (pre-split) and (y) the price per share paid by the investors in a Qualified Financing for such New Securities purchased for cash and not through conversion of Notes (as such terms are defined in the Note Conversion Agreement), in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, (ii) automatic conversion upon the occurrence of a Qualified Financing, and (iii) amendment of the maturity date from March 31, 2022 to June 17, 2022 (the “New Notes”). Upon the effectiveness of the Company’s 1,000-1 reverse split, the conversion price adjusted to the lesser of (a) the price in Qualified Financing or (b) $2.00 per share. The New Notes also provided the investors with Royalty Payments equal to 15% of all net sales generated by the Company with respect to the sale of products or services associated with the 510(k) Notification related to the Company’s autologous cellular therapy (PRP-PBMC) to treat chronic lung disorder. The Royalty Payments are in lieu of the Milestone payments but are perpetual and there is no limit to the aggregate amount of Royalty Payments that may be paid.

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

The Company used a discounted cash flow method with Monte Carlo Simulation to value the Royalty Payments. Future Royalty Payments were estimated based on management’s best estimate of future cash flows under various scenarios which were discounted to present value using a risk-adjusted rate of 70%.

Based on the before and after cash flows of each note, the change was considered significantly different. Consequently, the New Notes were accounted for as a debt extinguishment of the Tranche 1 Notes and a new debt issuance of the New Notes. The Company recorded approximately a $2,200,000 loss upon extinguishment of debt in the nine months ended December 31, 2022, which was comprised of the following:

Carrying value of Tranche 1 Notes	$3,580,738
Less: Fair value of New Notes	(4,079,838)
Less: Fair value of Royalty Payments	(1,697,000)
Loss on Extinguishment	$(2,196,100)

The Note Conversion Agreement also provided for the consummation of a Tranche 2 Financing (the “Tranche 2 Notes”) subject to (i) the aggregate principal amount of indebtedness represented by the Tranche 2 Notes being capped at $500,000 and (ii) Tranche 2 Notes’ being an unsecured obligation of the Company and expressly subordinate in all respects to all indebtedness of the Company under the Notes and including language in which the holders of such Tranche 2 Notes acknowledge, confirm and agree to the foregoing subordination terms. Pursuant to the terms of the Note Conversion Agreement, the Investors have agreed not to sell any capital stock of the Company for a period of 12 months following the Qualified Financing. The Company is currently working with the noteholders on the extension of the maturity of the outstanding notes.

On June 9, 2022, the Company entered into a securities purchase agreement for a total of $272,500 with two accredited investors. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

The Company also issued a promissory note for $100,000, on June 9, 2022, to another accredited investor. This note bears interest at 15% (no matter when repaid) and converts at a discount of 25% of the price of a public offering or a 25% discount to the VWAP of the five (5) days prior to conversion.

The embedded features in the convertible notes were analyzed under Accounting Standards Codification 815-“Derivatives and Hedging” (ASC 815) to determine if they required bifurcation as derivative instruments. To be a derivative, one of the criteria is that the embedded component must be net-settleable. While the Company’s Common Stock was traded on an exchange at the time of the transaction, the underlying shares are not readily convertible into cash since there is insufficient daily trading volume for the holders to convert the convertible notes into Common Stock without significantly affecting the share price. Accordingly, the embedded derivatives, including the embedded conversion feature, did not meet the definition of a derivative, and therefore, did not require bifurcation from the host instrument. Certain default put provisions, including a default put and default interest, were not considered to be clearly and closely related to the host instrument but the Company concluded that the value of these provisions was de minimus at inception. The Company will reconsider the value of these provisions each reporting period to determine if the value becomes material to the financial statements.

On August 8, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with an accredited investor. The note issued is convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

On February 24, 2023, the Company and certain investors entered into a Securities Purchase Agreement (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company, dated February 24, 2023. The Company issued Warrants to purchase an aggregate of 30,000 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

On February 28, 2023, the Company entered into a securities purchase agreement for a total of $128,250 with an accredited investor. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

On March 27, 2023, H-Cyte, Inc., (the “Company”) and three related party investors entered into a Securities Purchase Agreement (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company. The Company issued Warrants to purchase an aggregate of 13,500 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

Other Obligations

During the year ending December 31, 2022, Michael Yurkowsky, CEO, advanced the Company approximately $40,000 as a non-interest-bearing note with no established repayment terms. The balance owed is approximately $35,000 as of December 31, 2022.

Equity

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise of each existing warrant originally issued in April 2020 prior to March 31, 2021. As of December 31, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of $1,170,110 to the Company.

The Company filed a Registration Statement on Form S-1 registering the resale of the shares of common stock issuable upon exercise of the warrants issued in the April 2020 financing. The registration statement was declared effective on February 14, 2022.

On September 29, 2022, the Company entered into a securities purchase agreement with two accredited investors for the sale of shares of Common Stock and warrants (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 112,500 shares of common stock and warrants to purchase 56,250 shares of Common Stock exercisable at $2.50 per share for gross proceeds of approximately $225,000. All of the shares described in this Current Report on Form 8-K are being offered and issued to accredited investors in reliance upon exemptions from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended (“Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

On November 14, 2022, pursuant to the Purchase Agreement, the Company sold an aggregate of 15,000 shares of common stock and warrants to purchase 7,250 shares of Common Stock exercisable at $2.50 per share for gross proceeds of $30,000.

Appointment of New Board Members and Officers.

On January 17, 2022, Mr. Richard Rosenblum was appointed as a member of the Board.

On January 17, 2022, Mr. Matthew Anderer was appointed as a member of the Board.

Consulting Agreements

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. As of January 1, 2022, Ms. Rhodes is continuing to receive $22,500 and is engaged on a month-to-month basis. Due to lack of financial resources, the Company was unable to pay Ms. Rhodes for her services totaling $95.175, which has been accrued as part of accrued liabilities for the year ended December 31, 2022.

The Company entered into a consulting agreement with Alpha IR Group on March 1, 2022, to provide investor relations to the Company. The agreement is for twelve months with an average service fee of $9,750 per month, which is included in Accounts Payable. During 2023, the Company paused this service for a three month period.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. The Company bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company evaluates its financial instruments subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. Although the Company believes that the recorded fair value of our financial instruments is appropriate at December 31, 2022, these fair values may not be indicative of net realizable value or reflective of future fair values.

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

The Company’s policy is to not offer refunds to patients. However, in limited instances the Company may make exceptions to this policy for extenuating circumstances. These instances are evaluated on a case-by-case basis and may result in a patient refund. Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue, which is not significant at December 31, 2022 and 2021. The Company has now closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders.

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

TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of H-CYTE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of H-CYTE, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital, has an accumulated deficit, has a history of significant operating losses and has a history of negative operating cash flow that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Frazier & Deeter, LLC

Tampa, Florida

May 10, 2023

We have served as the Company’s auditor since 2018.

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets

Current Assets
Cash	$-	$95,172
Accounts receivable	-	13,500
Patient financing receivable, current portion	29,464	43,900
Prepaid expenses	54,381	44,884
Total Current Assets	83,845	197,456

Property and equipment, net	20,394	38,374
Patient financing receivable, net of current portion	14,436	67,163
Other assets	18,682	18,412
Total assets	$137,357	$321,405

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$971,492	$585,291
Accrued liabilities	1,418,368	164,680
Other current liabilities	139,330	28,246
Notes payable, current portion	104,468	69,455
Convertible notes payable, related parties	3,325,000	3,325,000
Convertible notes payable	430,095	-
PPP Loan, current portion	-	66,275
Deferred revenue	-	414,025
Lease liability, current portion	63,291	94,805
Anti-dilution share contingent consideration liability	501,531	-
Interest payable, related parties	400,042	98,055
Interest payable	123,276	75,048
Total Current Liabilities	7,476,893	4,920,880

Long-term Liabilities
Royalty liability	1,697,000	-
Milestone payment contingent consideration liability	320,850	-
Lease liability, net of current portion	-	62,768
Total Long-term Liabilities	2,017,850	62,768

Total Liabilities	9,494,743	4,983,648

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 438,776,170 and 501,887,532 shares issued and outstanding at December 31, 2022 and 2021, respectively.	438,773	501,887
Common stock - $.001 par value: 500,000,000 shares authorized, 618,506 and 166,394 shares issued and outstanding at December 31, 2022 and 2021, respectively. (1)	618	164,199
Additional paid-in capital	49,531,216	43,700,084
Accumulated deficit	(59,327,993)	(49,028,413)
Total Stockholders’ Deficit	(9,357,386)	(4,662,243)

Total Liabilities and Stockholders’ Deficit	$137,357	$321,405

(1)	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2022	2021
Revenues	$453,460	$1,611,518
Cost of Sales	(117,601)	(704,705)
Gross Profit	335,859	906,813

Operating Expenses
Salaries and related costs	1,053,542	2,213,862
Share based compensation	585,712	1,184,903
Loss on disposal of property and equipment	9,610	92,803
Other general and administrative	1,754,564	2,700,849
Acquired in-process research and development	2,038,204	-
Total Operating Expenses	5,441,632	6,192,417

Operating Loss	(5,105,773)	(5,285,604)

Other (Expense) Income
Forgiveness of PPP loan	-	698,820
Inducement expense	(3,133,055)	-
Loss on extinguishment of convertible notes payable	(2,196,100)	-
Interest income	507,944	-
Interest expense	(368,139)	(176,836)
Other income (expense)	(4,457)	(35,687)
Total Other (Expense) Income	(5,193,807)	486,297

Net Loss	$(10,299,580)	$(4,799,307)

Net Loss attributable to common stockholders	$(10,299,580)	$(4,799,307)

Loss per share - Basic and Diluted (1)	(35.06)	(32.93)
Weighted average outstanding shares - basic and diluted (1)	293,778	145,736

(1)	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2020	538,109,409	$538,109	129,354	$127,159	$42,515,999	$(44,229,106)	$(1,047,839)
Conversion of Series A Preferred Stock to Common Stock	(36,221,875)	(36,222)	36,222	36,222	-	-	$-
Share based compensation	-	-	-	-	1,184,903	-	1,184,903
Issuance of Common Stock pursuant to cashless exercise of warrant	-	-	818	818	(818)	-	-
Net Loss	-	-	-	-	-	(4,799,307)	(4,799,307)
Balances - December 31, 2021	501,887,534	$501,887	166,394	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2021	501,887,534	$501,887	166,394	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)
Conversion of Series A Preferred Stock to Common Stock	(63,111,364)	(63,114)	63,114	7,364	55,750	-	-
Issuance of Common Stock pursuant to securities purchase agreement	-	-	127,500	128	254,871	-	254,999
Adjustment for 1-for-1000 reverse stock split (1)				(254,831)	254,831	-	-
Issuance of Common Stock pursuant to Jantibody acquisition	-	-	52,023	52	29,505	-	29,557
Inducement expense	-	-	-	-	3,133,055	-	3,133,055
Warrant expense	-	-	-	-	376,934	-	376,934
Exercised warrants to Common Stock	-	-	83,579	83,580	1,086,530	-	1,170,110
Share based compensation	-	-	-	-	585,712	-	585,712
Issuance of anti-dilution Common Stock pursuant to Jantibody acquisition	-	-	2,743	3	(3)	-	-
Issuance of Common Stock pursuant to SkinDisc acquistion	-	-	123,153	123	53,947	-	54,070
Net loss	-	-	-	-	-	(10,299,580)	(10,299,580)
Balances - December 31, 2022	438,776,170	$438,773	618,506	$618	$49,531,216	$(59,327,993)	$(9,357,386)

(1)	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

H-CYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(10,299,580)	$(4,799,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,215	15,829
Amortization of debt premium	(499,100)	-
Inducement expense	3,133,055	-
Share based compensation expense	585,712	1,184,903
Loss on debt extinguishment	2,196,100	-
Gain on extinguishment of debt - PPP Loan	-	(698,820)
Loss on impairment of ROU Asset	-	139,884
Warrant expense	376,934	-
Bad debt expense	67,595	14,399
Loss on disposal of property and equipment	9,610	92,803
Expense of acquired in-process research and development	2,038,204	-
Changes in operating assets and liabilities:
Accounts receivable	(54,095)	(27,900)
Accounts payable	364,601	(421,677)
Accrued liabilities	239,623	(111,735)
Other current liabilities	(80,198)	(126,566)
Patient financing receivable	67,163	(111,063)
Other assets	(270)	22,123
Prepaid expenses	(9,497)	60,379
Deferred revenue	(414,025)	(220,124)
Interest payable, related parties	301,987	98,055
Interest payable	48,228	79,007
Net Cash Used in Operating Activities	(1,913,738)	(4,809,810)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(7,830)
Cash acquired in asset acquisition	469	-
Net Cash Provided By (Used in) Investing Activities	469	(7,830)

Cash Flows from Financing Activities
Proceeds from notes payable	92,513	-
Proceeds from convertible notes payable, related parties	-	1,969,174
Proceeds from convertible notes payable	437,500	1,355,826
Proceeds from warrants exercised	1,170,110	-
Proceeds from issuance of common stock	254,999	-
Payment on notes payable	(57,500)	-
Payment on convertible note financing costs	(13,250)	-
Payment on PPP Loan	(66,275)	(52,833)
Net Cash Provided by Financing Activities	1,818,097	3,272,167

Net Change in Cash	(95,172)	(1,545,473)

Cash - Beginning of year	95,172	1,640,645

Cash - End of year	$-	$95,172

Supplementary Cash Flow Information
Cash paid for interest	$12,080	$8,370

Non Cash Investing & Financing Activity
Conversion of Series A Preferred Stock to Common Stock	$63,114	$36,222
Conversion of warrants to Common Stock	$-	$818
Issuance of common stock pursuant to Jantibody	$29,557	$-
Issuance of warrants pursuant to inducement agreements	$3,133,055	$-
Issuance of warrants pursuant to securities purchase agreement	$376,934	$-
Issuance of Common Stock pursuant to SkinDisc acquisition	$54,070	$-
Issuance of anti-dilution Common Stock pursuant to Jantibody acquisition	$3	$-

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

Note 1 - Description of the Company

H-CYTE, Inc (“the Company”) has evolved from focusing on treating chronic lung conditions after the closure of its lung treatment clinics due to COVID-19. The Company is currently focusing on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

On June 3, 2022, the Company closed its clinic in Scottsdale, Arizona. The Company has now closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders. The Company will continue to pursue Food and Drug Administration (“FDA”) approval of the device that was utilized in the treatment provided at the clinics. The Company also has a continued interest in the commercialization of the DenerveX device through a joint venture. The Company has implemented the transition into a biologics and therapeutic device incubator company to bring new technologies to market.

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale prior to their closure. All LHI clinics are closed as of December 31, 2022.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of December 31, 2022, the Company has 618,506 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

On September 7, 2022, the Company acquired all of the membership interests of Jantibody LLC (“Jantibody”), a Nevada limited liability company. Jantibody is focused on the development of novel proprietary immunotherapies targeted towards ovarian cancer, pancreatic cancer, and mesothelioma (see Note 8).

On December 22, 2022, the Company acquired all of the membership interests in Scion Solutions, LLC (“Scion”). Scion is a life sciences company that has developed a new technology in regenerative medicine specifically for limb salvage. Their proprietary product SkinDisc (patent pending) is a combination of stem cells and several other molecular components that stimulate tissue regeneration. (see Note 8).

Autologous Infusion Therapy (“Infusion Division”)

The Company’s Infusion Division develops and implements innovative treatment options in autologous cellular therapy (PRP-PBMC) to treat chronic lung disorders. Committed to an individualized patient-centric approach, this division consistently provides oversight and management of the highest quality care to the LHI clinics located in Tampa, Nashville, and Scottsdale, while producing positive medical outcomes following the strictest CDC guidelines. During the first quarter of 2022, the Company decided to close the clinics in Tampa and Nashville. During the second quarter of 2022, the Company closed its clinic in Scottsdale. The Company has now closed all clinical operations in the autologous infusion therapy division which delivered treatments for patients with chronic respiratory and pulmonary disorders.

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

Note 2 – Basis Of Presentation And Summary of Significant Accounting Policies

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale prior to their closure.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash balances at December 31, 2022 and 2021 consists of funds deposited in checking accounts with commercial banks.

Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables. Trade accounts receivable are stated net of an estimate made for doubtful accounts, if any. Management evaluates the adequacy of the allowance for doubtful accounts regularly to determine if any account balances will potentially be uncollectible. Customer account balances are considered past due or delinquent based on the contractual agreement with each customer. Accounts are written off when, in management’s judgment, they are considered uncollectible. At December 31, 2022 and 2021, management believes no allowance is necessary. For the year ended December 31, 2022 and 2021, the Company recorded bad debt expense of approximately $68,000 and $14,000, respectively.

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

The Company’s policy is to not offer refunds to patients. However, in limited instances the Company may make exceptions to this policy for extenuating circumstances. These instances are evaluated on a case-by-case basis and may result in a patient refund. Management performed an analysis of its customer refund history for refunds issued related to prior year’s revenue. Management used the results of this historical refund analysis to record a reserve for anticipated future refunds related to recognized revenue of approximately $25,000 for the year ended December 31, 2022. The Company has now closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders.

Research and development costs

Research and development expenses are recorded in operating expenses in the period in which they are incurred.

Advertising

Advertising costs are recorded in operating expenses in the period in which they are incurred.

Share-Based Compensation

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

From inception to December 31, 2022, the Company has incurred net losses and, therefore, has no current income tax liability. The net deferred tax asset generated by these losses is fully offset by a valuation allowance as of December 31, 2022 and 2021 since it is currently likely that the benefit will not be realized in future periods.

There are no uncertain tax positions at December 31, 2022 and 2021. The Company has not undergone any tax examinations since inception.

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

The Company evaluates its financial liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. Although the Company believes that the recorded fair value of our financial instruments is appropriate at December 31, 2022, these fair values may not be indicative of net realizable value or reflective of future fair values.

Note 3 - Liquidity, Going Concern and Management’s Plans

The Company incurred net losses of approximately $10,300,000 for the year ended December 31, 2022. The Company had a negative cash balance of approximately $4,000 as of December 31, 2022, which is included in current liabilities, and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its plan to transition the Biotech Division into a medical biosciences incubator division focusing on bringing new biologics and therapeutic device technologies to market for various health conditions. The consolidated financial statements are prepared using generally accepted accounting principles in the United States (“U.S. GAAP”) as applicable to a going concern.

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the Company continues to monitor the impact on its operations of the COVID-19 pandemic and its aftermath. The Company believes the effect of the COVID-19 pandemic and certain public and certain governmental responses to it have negatively affected each of its last twelve quarter’s results.

During the COVID-19 pandemic and its aftermath the Company experienced material reductions in demand and net revenues at its lung treatment centers. This reduction in demand lead to the Company shifting its focus from treating chronic lung disease to acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics.

The Company had a negative cash balance of approximately $4,000 as of December 31, 2022, and approximately $4,000, as of April 30, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financing will be workable or acceptable to the Company or its shareholders. If the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may not continue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On February 24, 2023, the Company and certain investors entered into a Securities Purchase Agreement (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company, dated February 24, 2023. The Company issued Warrants to purchase an aggregate of 30,000 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

On February 28, 2023, the Company entered into a securities purchase agreement for a total of $128,250 with an accredited investor. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

On March 27, 2023, H-Cyte, Inc., (the “Company”) and three related party investors entered into a Securities Purchase Agreement (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company. The Company issued Warrants to purchase an aggregate of 13,500 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

Note 4 – Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. Raymond Monteleone was appointed as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $5,000 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective January 1, 2022, Mr. Monteleone received $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective July 1, 2022, due to lack of working capital, Mr. Monteleone receives $3,750 per month to serve on the Board of Directors and to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the years ended December 31, 2022, and 2021, the Company expensed $75,000 and $70,000 respectively, for board of director fees to Mr. Monteleone. Due to lack of financial resources, the Company was unable to pay Mr. Monteleone for his services totaling $35,000, which is included in accrued liabilities as of December 31, 2022.

Mr. Michael Yurkowsky entered into an oral agreement with the Company on October 1, 2020, in which Mr. Yurkowsky will receive $4,167 per month to serve on the Board of Directors. For the years ended December 31, 2022 and 2021, the Company expensed $0 and $46,000 respectively, for board of director fees to Michael Yurkowsky. On December 1, 2021, the Board of Directors of the Company appointed Michael Yurkowsky to serve as the Company’s Chief Executive Officer. Upon Mr. Yurkowsky’ s appointment as CEO in December 2021, the Company terminated his payments for serving on the Board of Directors.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Effective March 1, 2021, the Company entered into an oral agreement with Mr. Horne in which Mr. Horne will receive $4,167 per month to serve on the Board of Directors. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such deferred salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Horne receives $2,500 per month to serve on the Board of Directors. For the years ended December 31, 2022, and 2021, the Company expensed $50,000 and $37,500, respectively, for board of director fees to Mr. Horne. Due to lack of financial resources, the Company was unable to pay Mr. Horne for his services totaling $17,500, which is included in accrued liabilities as of December 31, 2022.

Mr. Richard Rosenblum entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Rosenblum will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Rosenblum receives $2,500 per month to serve on the Board of Directors. For the year ended December 31, 2022 the Company expensed $42,500 for board of director fees to Mr. Rosenblum. Due to lack of financial resources, the Company was unable to pay Mr. Rosenblum for his services totaling $17,500, which is included in accrued liabilities as of December 31, 2022.

Mr. Matthew Anderer entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Anderer will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Anderer receives $2,500 per month to serve on the Board of Directors. For the year ended December 31, 2022 the Company expensed $42,500 for board of director fees to Mr. Anderer. Due to lack of financial resources, the Company was unable to pay Mr. Anderer for his services totaling $17,500, which which is included in accrued liabilities as of December 31, 2022.

Debt and Other Obligations

Convertible Notes Payable

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) related party investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on June 17, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

On October 14, 2021, the Company entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) related party investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on June 17, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement.

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

The Company used a discounted cash flow method with Monte Carlo Simulation to value the Royalty Payments. Future Royalty Payments were estimated based on management’s best estimate of future cash flows under various scenarios which were discounted to present value using a risk-adjusted rate of 70%.

Based on the before and after cash flows of each note, the change was considered significantly different. Consequently, the New Notes were accounted for as a debt extinguishment of the Tranche 1 Notes and a new debt issuance of the New Notes. The Company recorded a $2.2 million loss upon extinguishment of debt in the year ended December 31, 2022, which was comprised of the following:

Carrying value of Tranche 1 Notes	$3,580,738
Less: Fair value of New Notes	(4,079,838)
Less: Fair value of Royalty Payments	(1,697,000)
Loss on Extinguishment	$(2,196,100)

The Note Conversion Agreement also provided for the consummation of a Tranche 2 Financing (the “Tranche 2 Notes”) subject to (i) the aggregate principal amount of indebtedness represented by the Tranche 2 Notes being capped at $500,000 and (ii) Tranche 2 Notes’ being an unsecured obligation of the Company and expressly subordinate in all respects to all indebtedness of the Company under the Notes and including language in which the holders of such Tranche 2 Notes acknowledge, confirm and agree to the foregoing subordination terms. Pursuant to the terms of the Note Conversion Agreement, the Investors have agreed not to sell any capital stock of the Company for a period of 12 months following the Qualified Financing. For the year ended December 31, 2022, approximately $499,000 of amortization of the debt premium is included in interest income. Management is currently working with the noteholders on the extension of the maturity of the outstanding notes.

On June 9, 2022, the Company entered into a securities purchase agreement for a total of $272,500 with two accredited investors. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

The Company also issued a promissory note for $100,000, on June 9, 2022, to another accredited investor. This note bears interest at 15% (no matter when repaid) and converts at a discount of 25% of the price of a public offering or a 25% discount to the VWAP of the five (5) days prior to conversion.

The embedded features in the convertible notes were analyzed under Accounting Standards Codification 815-“Derivatives and Hedging” (ASC 815) to determine if they required bifurcation as derivative instruments. To be a derivative, one of the criteria is that the embedded component must be net-settleable. While the Company’s Common Stock was traded on an exchange at the time of the transaction, the underlying shares are not readily convertible into cash since there is insufficient daily trading volume for the holders to convert the convertible notes into Common Stock without significantly affecting the share price. Accordingly, the embedded derivatives, including the embedded conversion feature, did not meet the definition of a derivative, and therefore, did not require bifurcation from the host instrument. Certain default put provisions, including a default put and default interest, were not considered to be clearly and closely related to the host instrument but the Company concluded that the value of these provisions was de minimus at inception. The Company will reconsider the value of these provisions each reporting period to determine if the value becomes material to the financial statements.

On August 8, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with an accredited investor. The note issued is convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

The Company chose to early adopt effective January 1, 2021, ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contract in Entity’s Own Equity. Thus, the April 2021 and October 2021 Note Purchase Agreements did not require consideration of a beneficial conversion feature and were accounted for solely as debt on the balance sheets.

Other Obligations

During the year ending December 31, 2022, Michael Yurkowsky, CEO, advanced the Company approximately $40,000 as a non-interest-bearing note with no established repayment terms. The balance owed is approximately $35,000 as of December 31, 2022.

Note 5 - Equity Transactions

On December 31, 2021, a certain warrant holder of the Company, exercised 1,339,286 warrants on a cashless basis resulting in the issuance of 818,453 shares of the Company’s common stock.

In January 2022, the Company offered certain warrant holders the opportunity to receive an additional warrant to purchase the Company’s Common Stock at $14.00 per share, for a period of five (5) years from issuance for the exercise by March 31, 2022 of each existing warrant originally issued in April 2020. As of December 31, 2022, the Company had eleven warrant holders exercise an aggregate of 83,579 warrants at $14.00 per share resulting in cash proceeds of approximately $1,170,000 to the Company.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022, and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, the Company has approximately 618,506 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

On September 29, 2022, the Company entered into a securities purchase agreement with two related party accredited investors for the sale of shares of Common Stock and warrants (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 112,500 shares of common stock and warrants to purchase 56,250 shares of Common Stock exercisable at $2.50 per share for gross proceeds of approximately $225,000. All of the shares described in this Current Report on Form 8-K are being offered and issued to accredited investors in reliance upon exemptions from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended (“Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

On November 14, 2022, pursuant to the Purchase Agreement, the Company sold an aggregate of 15,000 shares of common stock and warrants to purchase 7,250 shares of Common Stock exercisable at $2.50 per share for gross proceeds of $30,000.

The following table summarizes the Company’s common and preferred stock outstanding by class. The number of common stock shares has been adjusted to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022.

	December 31, 2022	December 31, 2021
Common Stock	618,506	166,394
Series A Preferred Stock	438,776,170	501,887,532

Series A Preferred Stock

For the years ended December 31, 2022 and 2021, 63,111,364 and 36,221,875 shares of Series A Preferred Stock were converted to 63,114 and 36,222 shares of Common Stock, respectively, at the request of certain Series A Preferred Shareholders.

Voting Rights

Holders of Series A Preferred Stock (“Series A Holders”) have the right to receive notice of any meeting of holders of common stock and to vote upon any matter submitted to a vote of the holders of common stock. Each Series A Holder shall vote on each matter on an as converted basis submitted to them with the holders of common stock.

Conversion

Series A Preferred Stock converts to common stock at a 1:1000 ratio immediately upon request of the Series A Holder.

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

On April 1, 2021, the Board of Directors of the Company approved and granted certain directors and officers of the Company an aggregate of 54,750 stock options of which 4,750 were immediately vested on the date of grant. Each option granted has an exercise price of $70.00 per share and an expiration date of ten years from the date of grant. These options are not included in the Company’s current stock option plan as they were granted outside of the plan.

The Board of Directors decided not to renew the former CEO’s (Robert Greif) employment contract; therefore, the unvested shares were forfeited resulting in a reduction of share-based compensation of approximately $205,000 for the period ended September 30, 2021, that was recognized during the period ended June 30, 2021.

On June 10, 2022, the Company amended its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022.

As of December 31, 2022, 29,385 options were outstanding and 21,406 were vested. As of December 31, 2021, 29,635 options were outstanding and 15,385 were vested. For the years ended December 31, 2022 and 2021, the Company recognized and expense related to stock options of approximately $296,000 and $1,147,000, respectively, which is included in share based compensation. As of December 31, 2022, the Company has approximately $156,000 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.95 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$54.00	to	$56.00
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the years ended December 30, 2021 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2020	410	$1,390.00	6.72
Granted	54,750	70.00	9.25
Expired/Cancelled	(25,525)	70.00	—
Outstanding at December 31, 2021	29,635	$86.48	9.20

Exercisable at December 31, 2021	15,385	$101.74	9.16

Outstanding at December 31, 2021	29,635	$86.48	9.20
Forfeited	(250)	400.00	—
Outstanding at December 31, 2022	29,385	$83.81	8.22

Exercisable at December 31, 2022	21,406	$88.96	8.21

The following is a summary of the Company’s non-vested shares for the years ended December, 2021 and 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	-	$-
Granted	54,750	60.00
Vested	(15,000)	50.00
Forfeited	(25,500)	70.00
Non-vested at December 31, 2021	14,250	$60.00

Vested	(6,271)	54.64
Non-vested at December 31, 2022	7,979	$55.70

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Year Ended December 31,
	2022	2021
Warrants to purchase common stock (in the money)	147,329	383,694
Series A Preferred Stock convertible to common stock	438,776	501,888
Total	586,105	885,582

Excluded from the above table are 300,638 warrants and 21,406 stock options for the year ended December 31, 2022 and 22,608 warrants and 29,635 stock options for the year ended December 31, 2021 as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,168 outstanding shares of Series A Preferred Stock are convertible into an aggregate of 438,776 shares of common stock at December 31, 2022.

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

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate stock-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. During the years ended December 31, 2022 and 2021, the Company recognized approximately $290,000 and $38,000, respectively, in compensation expense related to the Equity Award. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

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

The Company entered into a consulting agreement with Alpha IR Group on March 1, 2022, to provide investor relations to the Company. The agreement is for twelve months with an average service fee of $9,750 per month. During 2023, the Company paused this service for a three month period.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $72,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of December 31, 2022.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of December 31, 2022.

Note 7 – Debt

Notes Payable

Notes payable were assumed in the Merger (for further discussion, see Note 1 - “Overview” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $69,000 at December 31, 2022 and December 31, 2021. The Company has not made payments on these notes since February 10, 2020. On April 19, 2022, the Company entered into a promissory note modification agreement with the Lender extending the maturity date of the notes to April 1, 2024. The modification agreement also reduces the interest rate from 5% to 3% and requires a monthly payment of $1,000 per month with a balloon payment at the end of the modified term.

Convertible notes

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) related party investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on June 17, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement.

On October 14, 2021, H-Cyte, Inc. (the “Company”) entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) related party investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on June 17, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement.

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

The Company used a discounted cash flow method with Monte Carlo Simulation to value the Royalty Payments. Future Royalty Payments were estimated based on management’s best estimate of future cash flows under various scenarios which were discounted to present value using a risk-adjusted rate of 70%.

Based on the before and after cash flows of each note, the change was considered significantly different. Consequently, the New Notes were accounted for as a debt extinguishment of the Tranche 1 Notes and a new debt issuance of the New Notes. The Company recorded a $2.2 million loss upon extinguishment of debt in the nine months ended December 31, 2022, which was comprised of the following:

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

On June 9, 2022, the Company entered into a securities purchase agreement for a total of $272,500 with two accredited investors. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

The Company also issued a promissory note for $100,000, on June 9, 2022, to another accredited investor. This note bears interest at 15% (no matter when repaid) and converts at a discount of 25% of the price of a public offering or a 25% discount to the VWAP of the five (5) days prior to conversion.

The embedded features in the convertible notes were analyzed under ASC 815 to determine if they required bifurcation as derivative instruments. To be a derivative, one of the criteria is that the embedded component must be net-settleable. While the Company’s Common Stock was traded on an exchange at the time of the transaction, the underlying shares are not readily convertible into cash since there is insufficient daily trading volume for the holders to convert the convertible notes into Common Stock without significantly affecting the share price. Accordingly, the embedded derivatives, including the embedded conversion feature, did not meet the definition of a derivative, and therefore, did not require bifurcation from the host instrument. Certain default put provisions, including a default put and default interest, were not considered to be clearly and closely related to the host instrument but the Company concluded that the value of these provisions was de minimus at inception. The Company will reconsider the value of these provisions each reporting period to determine if the value becomes material to the financial statements.

The Company chose to early adopt effective January 1, 2021, ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contract in Entity’s Own Equity. Thus, the April 2021 and October 2021 Note Purchase Agreements did not require consideration of a beneficial conversion feature and were accounted for solely as debt on the balance sheets.

On August 9, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with an accredited investor. The note issued is convertible into common stock at a 35% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six (6) months, the Company has the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

On February 24, 2023, H-Cyte, Inc., (the “Company”) and certain investors entered into a Securities Purchase Agreement (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of three hundred thousand dollars ($300,000.00) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”), par value $0.001. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company, dated February 24, 2023. The Company issued Warrants to purchase an aggregate of 30,000 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

On February 28, 2023, the Company entered into a securities purchase agreement for a total of $128,250 with an accredited investor. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

On March 27, 2023, H-Cyte, Inc., (the “Company”) and three related party investors entered into a Securities Purchase Agreement (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000.00) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000.00) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company. The Company issued Warrants to purchase an aggregate of 13,500 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

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

3) any payment on a covered rent obligation; and

4) any covered utility payment

The Company received notification from the Small Business Administration (“SBA”), dated August 17, 2021, notifying it that $689,974 in principal and $8,847 in interest was forgiven under the guidelines of the Paycheck Protection Program. As of December 31, 2022, the PPP loan was paid in full.

Note 8 – Acquisitions

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

On September 7, 2022, the Company acquired all of the membership interests of Jantibody LLC (“Jantibody”), a Nevada limited liability company. Jantibody is focused on the development of novel proprietary immunotherapies targeted towards ovarian cancer, pancreatic cancer, and mesothelioma. Prior to the acquisition, Michael Yurkowsky, CEO, had approximately 17.5% ownership interest in Jantibody.

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

The purchase price of approximately $247,000 represented 52,023 shares of the Company’s common stock, 344,159 Anti-Dilution shares, and direct transaction costs of $21,600. The purchase price was allocated, on a relative fair value basis, to the acquired intellectual property, and the acquired net assets as follows:

Consideration:
Common stock	$29,557
Common stock (anti-dilution shares, to be issued – included in other current liabilities)	195,532
Direct transaction costs	21,600
Total costs of the asset acquisition	$246,689
Assets acquired
Cash	$469
Accounts payable assumed – legal and administrative costs	(999,728)
Intangible assets: IPR&D	1,245,948
Net identifiable assets acquired	$246,689

The IPR&D had not yet reached technological feasibility and had no alternative future use; thus, the purchased IPR&D asset and related costs were expensed immediately subsequent to the acquisition within the consolidated statements of operations.

On December 22, 2022, the Company acquired a 100% interest in Scion Solutions, LLC (“Scion”). Scion is a life sciences company that has developed a new technology in regenerative medicine specifically for limb salvage. Their proprietary product SkinDisc (patent pending) is a combination of stem cells and several other molecular components that stimulate tissue regeneration. Prior to the acquisition, Tanya Rhodes, CSO, had approximately 33.3% ownership interest in Scion.

Pursuant to the terms of the Scion Agreement, the Company issued the equity holders of Scion an aggregate of 123,153 shares of the Company’s common stock. In addition, for every share of the Company’s common stock issued within 18-months of the Effective Date of the transaction, as a result of the future conversion of the Company’s dilutive instruments, including Series A preferred stock, warrants, stock options, and convertible notes, the Scion members will receive 20% of the aggregate number of shares issued (the “Anti-Dilution” shares). The Anti-Dilution shares will be issued before the end of each fiscal quarter.

In addition, the former shareholders of Scion are eligible to receive Performance Payments consisting of the following:

Performance Milestone	Performance Payment
Qualified Funding/Uplifting of H-Cyte	$45,000
1-Year Anniversary of Uplifting of H-Cyte	$75,000
2-Year Anniversary of Uplifting of H-Cyte	$120,000
Initiation of SkinDisc Study	$50,000
Receipt of De Novo or any other approval/clearance that would allow SkinDisc to go to market	$100,000
Submission for specific and individual reimbursement codes relating to SkinDisc	$25,000
Receipt of specific and individual reimbursement codes relating to SkinDisc	$50,000
Completion of SkinDisc Study	$50,000
Launch of any additional SkinDisc product line extension (e.g., SkinDisc Lite)*	$100,000
Annual net sales from SkinDisc (including SkinDisc extensions) (2023 and each subsequent calendar year)*	Greater of (i) 4% of net revenues from SkinDisc (including SkinDisc line extensions) during such calendar year and (ii) $50,000
Cumulative net sales from SkinDisc (including SkinDisc extensions) of $600,000	$200,000
Cumulative net sales from SkinDisc (including SkinDisc extension) of $2,000,000	$150,000
Cumulative net sales from SkinDisc (including SkinDisc extension) of $4,000,000	$300,000
Net sales from SkinDisc (including SkinDisc extensions) of $6,000,000 during any single calendar year*	$300,000

Substantially all of the value acquired was concentrated in a single in-process research and development (“IPRD”) asset, which included license rights, clinical trial data, clinical trial development plans, research and development materials, formulations and intellectual property related to SkinDisc. There was no workforce, and no outputs were present. Accordingly, the acquired set of assets and activities did not meet the definition of a business as defined by ASC 805, Business Combinations and was considered an asset acquisition. In an asset acquisition, the consideration transferred is allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their relative fair values. In the Scion acquisition, the only asset or liability acquired was IPR&D. As a result, the consideration transferred was recorded fully to the IPR&D asset.

In an asset acquisition, cash-settled contingent consideration is measured when probable and estimable, unless the contingent consideration falls under the guidance of ASC 815. The Company determined the contingent consideration was not subject to ASC 815 and thus, the performance payments which were estimable and probable (i.e., more than 50% likely to occur) were recorded on the acquisition date. The fair value was estimated based on a probability weighting of the present value of cash flows over the expected time period until payment, using a credit-risk adjusted interest rate. Each reporting period, the Company will determine if the performance payments are estimable and probable and will record them as a liability at that time.

The purchase price was allocated, as follows:

Consideration: Common stock	$54,070
Anti-Dilution share liability	305,998
Contingent Performance payment liability	417,850
Direct transaction costs	14,338
Total costs of the asset acquisition	$792,256

The common stock value was recorded as equity. The consideration of $792,256 was recorded as IPR&D, since the SkinDisc technology was still in the research and development stage and had no alternative future use. The purchased IPR&D asset was expensed immediately subsequent to the acquisition within our consolidated statements of operations.

Note 9 - Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the years ended December 31, 2021 and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at December 31, 2020	413,424	$15.00	10.30
Expired	(5,783)	330.00	—
Exercised	(1,339)	10.00	—
Outstanding and exercisable at December 31, 2021	406,302	$35.00	8.17

Issued	148,329	9.06	4.41
Expired	(23,085)	(364.60)	—
Exercised	(83,579)	14.00	—
Outstanding and exercisable at December 31, 2022	447,967	$10.90	6.65

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Granted for inducement agreement	1/19/2022	3,732	$63.25	$14.00	$62.00	5 years	1.62	187.79
Granted for inducement agreement	1/20/2022	372	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/20/2022	187	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/24/2022	374	$48.00	$14.00	$47.00	5 years	1.53	188.01
Granted for inducement agreement	1/25/2022	3,744	$49.10	$14.00	$48.00	5 years	1.56	188.00
Granted for inducement agreement	2/02/2022	3,741	$44.55	$14.00	$44.00	5 years	1.60	188.25
Granted for inducement agreement	2/04/2022	6,935	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for inducement agreement	2/04/2022	13,870	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for services provided	2/09/2022	1,000	$32.00	$14.00	$31.00	5 years	1.82	188.69
Granted for inducement agreement	2/22/2022	41,609	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	2/22/2022	693	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	3/21/2022	8,322	$28.00	$14.00	$27.00	5 years	2.33	194.01
Granted for securities purchase agreement	9/27/2022	56,250	$6.00	$2.50	$5.94	5 years	4.21	213.54
Granted for securities purchase agreement	11/14/2022	7,500	$5.75	$2.50	$5.69	5 years	4.00	213.28

The fair value of warrants issued during the year ended December 31, 2022 totaled approximately $377,000 and is included in general and administrative expense. The fair value of warrants issued as a result of the warrant inducement during the year ended December 31, 2022 totaled approximately $3,133,000 and is included in inducement expense. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 10 - Income Taxes

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

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2022, the Company has not recorded any uncertain tax positions and, therefore, has not incurred any interest or penalties. The Company is not currently under examination by any Federal or State authority and is no longer subject to federal or state examination for years prior to 2019.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows for the years ended December 31:

	2022	2021
Statutory rate – federal	21.0%	21.0%
Effect of:
State deferred provision	3.4	5.1
State NOL true-up	(.3)	(2.1)
Prior year true up	.1	(6.8)
Other true-ups	8.9	-
Loan forgiveness - PPP	-	3.0
Other permanent differences	(8.2)	-
Change in valuation allowances	(24.9)	(20.2)
Income taxes	0.0%	0.0%

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of losses incurred that are considered start-up costs for tax purposes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves and differences between book and tax depreciation and amortization.

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $16.0 million and $13.5 million as of December 31, 2022 and 2021, respectively.

Deferred tax assets and liabilities consist of the following at December 31:

	2022	2021
Deferred Tax Assets:
Federal and state net operating loss carry forwards	$11,475,536	$10,680,766
Capitalized start-up costs	1,858,781	1,980,984
Capitalized research and development costs	616,031	210,448
Patents	26,777	32,371
Share-based compensation	423,133	543,252
Depreciation/Amortization	720,701	--
Accruals	833,004	--
Other	94,305	35,083
Total gross deferred tax assets	16,048,268	13,482,904
Deferred Tax Liabilities
Right-of-use asset	-	-
Total gross deferred tax liabilities	-	-
Valuation Allowance	16,048,268	13,482,904
Net deferred tax assets	$-	$-

Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss carryforwards before utilization. As of December 31, 2022, the Company had $46.4 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, of which $39.2 million will be carried forward indefinitely for U.S. federal tax purposes and $7.2 million will expire beginning in 2035 to 2037. The Company also has $31.3 million of U.S. state net operating loss carryforwards of which $30.6 million will be carried forward indefinitely and $.7 million that will expire beginning in 2035 to 2037.

Note 11 – Subsequent Events

On February 24, 2023, H-Cyte, Inc., (the “Company”) and certain investors entered into a Securities Purchase Agreement (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of three hundred thousand dollars ($300,000.00) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”), par value $0.001. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company, dated February 24, 2023. The Company issued Warrants to purchase an aggregate of 30,000 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

On February 28, 2023, the Company entered into a securities purchase agreement for a total of $128,250 with an accredited investor. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company has the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

On March 27, 2023, H-Cyte, Inc., (the “Company”) and three related party investors entered into a Securities Purchase Agreement (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000.00) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000.00) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued a Common Stock Purchase Warrant to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial exercise date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company. The Company issued Warrants to purchase an aggregate of 13,500 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

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

The Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022, the end of our fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants to help mitigate these material weaknesses.

In light of the conclusion that our internal disclosure controls are classified as ineffective as of December 31, 2022, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 32, 2022, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, we determined that control deficiencies existed that constituted material weaknesses as follows:

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

As a result of the material weaknesses described above, our CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by COSO (2013 Framework).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation SK Item 308(b).

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Directors and Executive Officers

The following table provides information as of April 30, 2023, as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Michael Yurkowsky	Chief Executive Officer/Director	51
Jeremy Daniel	Chief Financial Officer	46
Tanya Rhodes	Chief Science Officer	62
Raymond Monteleone	Chairman of the Board (1)	75
William E Horne	Director	68
Richard Rosenblum	Director	64
Matthew Anderer	Director	57

(1)	Chairman of audit committee and compensation committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

Raymond Monteleone

Raymond Monteleone serves managerial and consultative roles at several enterprises. Mr. Monteleone currently serves as the chairman and president of Paladin Global Partners, LLC since 2007; a board member and vice president of Dannelly, Monteleone & Associates, LLC since 2010; sits on the board of Chen Moore and Associates Inc. since 2015; is a managing member at Diner Investment Partners, LLC since 2016 and Uyona Management, LLC since 2013; a managing member and the chief financial officer at HBRE, LLC since 2013 and Horne Management, LLC since 2011; and the president at Monteleone & Associates Consulting, Inc. since 2005. Mr. Monteleone received a college degree from the New York Institute of Technology and an MBA degree from Florida Atlantic University. Mr. Monteleone, until recently, was the interim CFO and Reorganization Officer of LVI Intermediate Holdings, Inc.

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

Mr. Monteleone chairs the audit committee. The audit committee’s main function is to oversee the financial reporting of the Company. Mr. Monteleone also chairs the compensation committee.

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

ITEM 11.	EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Yurkowsky, CEO	2022	180,000	-	327,787	-	507,787
	2021	15,000	-	191,833	-	206,833
Jeremy Daniel, CFO	2022	200,000	-	-	-	200,000
	2021	200,000	-	274,250	-	474,250
Tanya Rhodes, CSO	2022	252,000	-	-	-	252,000
	2021	252,000	-	275,313	-	527,213

The current annualized salaries of our executive officers as of April 11, 2023 are as follows:

Name & Position	Annual Salary
Michael Yurkowsky, CEO	$180,000
Jeremy Daniel, CFO	$200,000
Tanya Rhodes, CSO	$252,000

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

The percentage of common equity beneficially owned is based upon 618,506 shares of Common Stock and 438,776,170 shares of Series A Preferred Stock, which converts to Common Stock at a 1000:1 ratio, issued and outstanding as of December 31, 2022.

The number of shares beneficially owned by each stockholder is determined under the rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to such securities.

Under these rules, beneficial ownership includes any shares as to which the individual or entity has sale or shared voting power or investment power. Unless otherwise indicated, the address of all listed stockholders is c/o H-CYTE, 2202 N West Shore Blvd. Ste 200, Tampa, FL 33607

Unless otherwise indicated each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Number of Shares Beneficially Owned(1)	Percentage of common equity beneficially owned (2)
Michael Yurkowsky, Director and Officer (4)	13,203	1.24%
William E. Horne, Director (5)	29,695	2.79%
Raymond Monteleone, Director	4,000	0.38%
Jeremy Daniel, Officer	2,750	0.26%
Tanya Rhodes, Officer	43,239	4.08%
RMS Shareholder, LLC	50,925	4.82%
FWHC Holdings (6)	697,263	51.83%
CFRS Investments, LLC (7)	85,738	7.91%
CTS Equities Holdings (8)	185,419	16.65%
DB-BZ, LLC (9)	94,584	8.71%
Officers and Directors as a Group (5 persons)	92,887	6.41%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned and options and warrants exercisable within 60 days. Beneficial ownership is based on information furnished by the individuals or entities.
(2)	Percentage calculated using for each person or entity the sum of that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities divided by the sum of total outstanding shares plus that person’s or entity’s outstanding shares plus shares from exercisable options and warrants and shares from convertible securities.
(3)	The Series A Preferred shares have been calculated assuming that the shares have been converted to common shares at 1-1000 per the terms of the Reverse Split (see Note 1).
(4)	Represents Mr. Yurkowsky’s 50% ownership in YPH, LLC which entitles him to 9,261 common shares and 933 warrants which are exercisable within 60 days of December 31, 2022. It also included 2,667 options, exercisable within 60 days, personally held by Mr. Yurkowsky.
(5)	Includes 8,443 common shares held with RMS Shareholder, LLC through Horne Management, LLC (of which Mr. Horne owns 96%), 830 common shares held with RMS Shareholder, LLC through Uyona Management (of which Mr. Horne owns 90%) and 3,665 Series A Preferred Stock shares and 1,870 warrants through Uyona Management II, (of which Mr. Horne owns 33%). It also includes 4,368 common shares and 4,637 warrants held by Horne Management directly with the Company along with 4,726 common shares and 1,167 options, exercisable within 60 days of December 31, 2022, held personally by Mr. Horne.
(6)	Represents 57,822 common shares, 351,416 Series A Preferred Stock shares, and 288,026 warrants which are exercisable within 60 days of December 31, 2022 held by FWHC Holdings, LLC, FWHC Bridge, LLC, and FWHC Bridge Friends, LLC.
(7)	Represents 8,322 common shares, 51,208 Series A Preferred Stock shares, and 26,208 warrants which are exercisable within 60 days of December 31, 2022.
(8)	Represents 129,200 common shares and 56,220 warrants which are exercisable within 60 days of December 31, 2022 held by Blue Zone Med, LLC, Chris T. Sullivan, and CTS Equities, L.P.
(9)	Represents 66,474 common shares and 28,110 warrants which are exercisable within 60 days of December 31, 2022.

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

H-CYTE authorized and reserved for issuance under the Plan an aggregate of 2,650 shares of its Common Stock. As of December 31, 2022, the Company had outstanding an aggregate of 165 options to purchase common stock at a weighted average price of $3,076 per share. The Company did not grant stock options under the plan in 2022 or 2021. If any of the awards granted under the Plan expire, terminate, or are forfeited for any reason before they have been exercised, vested, or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

On April 1, 2021, the Board of Directors of the Company approved a non-qualified stock option agreement and granted an aggregate of 54,750 stock options to certain directors and officers of the Company having an exercise price of $70.00 per share and an expiration date of ten years from the date of grant (The “Options). The Director’s Options vest over a period of three years, and the Chief Executive Officer and Chief Financial Officer’s Options vest over a period of four years. These options were granted outside of the Plan. The Board of Directors decided not to renew the former CEO’s (Robert Greif) employment contract, which expired in September 2021, therefore, 25,500 unvested shares were forfeited. (see Note 5)

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

Stock Option Grants to Executive Officers and Directors

H-CYTE authorized and reserved for issuance under the Plan an aggregate of 2,650 shares of Common Stock. The Company did not grant stock options under the plan in 2021. If any of the Awards granted under the Plan expire, terminate, or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares allocable to or subject to those expired, terminated or forfeited awards will become available for further grants under the Plan.

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

The following is a summary of the fees billed to the Company by Frazier & Deeter, LLC for professional accounting services rendered for the year ended December 31, 2022 and 2021.

	Fiscal Year 2022	Fiscal Year 2021
Audit fees	$232,500	$237,500
Tax fees	-	-
Other fees	-	-
Total	$232,500	$237,500

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

H-CYTE, Inc.

Date: May 10, 2023	By:	/s/ Michael Yurkowsky
Michael Yurkowsky
Chief Executive Officer

Signature	Title	Date

/s/ Michael Yurkowsky	Chief Executive Officer
Michael Yurkowsky	(Principal Executive Officer)	May 10, 2023

/s/ Jeremy Daniel	Chief Financial Officer
Jeremy Daniel	(Principal Financial and Accounting Officer)	May 10, 2023

EXHIBIT INDEX

Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Definitive Information Statement on Form DEF 14C filed on June 16, 2020)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on November 21, 2019)
3.3	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed on November 21, 2019)
3.4	Amended and Restated Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K filed on November 21, 2019)
10.1	Secured Convertible Note and Warrant Purchase Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed on April 22, 2020).
10.2	Form of Secured Convertible Note dated April 17, 2020 (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K filed on April 22, 2020)
10.3	Form of Warrant dated April 17, 2020 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K filed on April 22, 2020)
10.4	Security Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.4 to the annual report on Form 10-K filed on April 22, 2020)
10.5	Intellectual Property Security Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.5 to the annual report on Form 10-K filed on April 22, 2020)
10.6	Form of Subsidiary Guarantee dated April 17, 2020 (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed on April 22, 2020)
10.7	Amendment Letter to William Horne Employment Agreement dated April 17, 2020 (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K filed on April 22, 2020)
10.8	First Amendment to Hawes Secured Note dated April 17, 2020 (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K filed on April 22, 2020)
10.9	Securities Purchase Agreement dated November 15, 2019 by and between the Company and FWHC LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on November 21, 2019)
10.10	Right of First Refusal and Co-Sale Agreement dated November 15, 2019 by and among the Company, FWHC LLC and certain key holders (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on November 21, 2019)
10.11	Voting Agreement dated November 15, 2019 by and among the Company, FWHC and certain key holders (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on November 21, 2019)
10.12	Investors’ Rights Agreements dated November 15, 2019 by and among the Company, FWHC and certain key holders (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on November 21, 2019)
10.13	Services Agreement dated November 18, 2019 by and between the Company and Rion, LLC (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed on November 21, 2019)
10.14	Form of Standby Purchase Agreement (incorporated by reference to Registration Statement on Form S-1 filed on July 2, 2020)
10.15	Second Amendment to Horne Employment Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 3, 2020)
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to Registration Statement on Form S-1/A filed on October 7, 2014)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registration Statement on Form S-1 filed on July 2, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(*)	Filed herewith

