Form 10-Q
period 2023-03-31
H-CYTE, INC.
filed 2023-05-22
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

☐ Yes ☒ No

As of May 19, 2023, 628,121 shares of the registrant’s common stock were outstanding.

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

Item 1. Financial Statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2023	December 31, 2022
Assets

Current Assets
Cash	$116,011	$-
Patient financing receivable, current portion	17,124	29,464
Prepaid expenses	170,162	54,381
Total Current Assets	303,297	83,845

Property and equipment, net	18,771	20,394
Patient financing receivable, net of current portion	5,894	14,436
Other assets	21,393	18,682
Total assets	$349,355	$137,357

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,044,972	$971,492
Accrued liabilities	1,450,373	1,418,368
Other current liabilities	242,519	139,330
Notes payable, current portion	122,472	104,468
Convertible notes payable, related parties	3,325,000	3,325,000
Convertible notes payable	455,095	430,095
Convertible notes payable carried at fair value, related parties	1,219,533	-
Convertible notes payable carried at fair value	656,671	-
Lease liability, current portion	38,276	63,291
Anti-dilution share contingent consideration liability	501,531	501,531
Interest payable, related parties	474,001	400,042
Interest payable	129,520	123,276
Total Current Liabilities	9,659,963	7,476,893

Long-term Liabilities
Royalty liability	1,697,000	1,697,000
Milestone payment contingent consideration liability	320,850	320,850
Total Long-term Liabilities	2,017,850	2,017,850

Total Liabilities	11,677,813	9,494,743

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 438,776,170 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	438,773	438,773
Common stock - $.001 par value: 500,000,000 shares authorized, 628,121 and 618,506 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	628	618
Additional paid-in capital	49,650,254	49,531,216
Accumulated deficit	(61,418,113)	(59,327,993)
Total Stockholders’ Deficit	(11,328,458)	(9,357,386)

Total Liabilities and Stockholders’ Deficit	$349,355	$137,357

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$-	$379,560
Cost of Sales	-	(86,505)
Gross Profit	-	293,055

Operating Expenses
Salaries and related costs	165,257	347,219
Share based compensation	41,228	226,079
Other general and administrative	214,199	509,911
Total Operating Expenses	420,684	1,083,209

Operating Loss	(420,684)	(790,154)

Other Expense
Day one loss on convertible notes carried at fair value	(1,521,768)	-
Gain on convertible notes carried at fair value	2,744	-
Inducement expense	-	(3,024,872)
Interest expense	(150,213)	(72,352)
Other expense	(199)	(4,405)
Total Other Expense	(1,669,436)	(3,101,629)

Net Loss	$(2,090,120)	$(3,891,783)

Net Loss attributable to common stockholders	$(2,090,120)	$(3,891,783)

Loss per share - Basic and Diluted	(3.38)	(23.01)
Weighted average outstanding shares - basic and diluted	618,875	169,155

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2021	501,887,534	$501,887	166,394	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)
Conversion of Series A Preferred Stock to Common Stock	(3,657,730)	(3,658)	3,658	3,658	-	-	-
Inducement expense	-	-	-	-	3,024,872	-	3,024,872
Conversion of warrants to Common Stock	-	-	83,579	83,580	1,086,530		1,170,110
Share based compensation	-	-	-	-	226,079	-	226,079
Net Loss	-	-	-	-	-	(3,891,783)	(3,891,783)
Balances - March 31, 2022	498,229,804	$498,229	253,631	$251,437	$48,037,565	$(52,920,196)	$(4,132,965)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2022	438,776,170	$438,773	618,506	$618	$49,531,216	$(59,327,993)	$(9,357,386)
Share based compensation	-	-	-	-	41,228	-	41,228
Issuance of warrants pursuant to convertible notes payable	-	-	-	-	67,820	-	67,820
Conversion of convertible notes payable to Common Stock	-	-	9,615	10	9,990	-	10,000
Net loss	-	-	-	-	-	(2,090,120)	(2,090,120)
Balances - March 31, 2023	438,776,170	$438,773	628,121	$628	$49,650,254	$(61,418,113)	$(11,328,458)

See accompanying notes to the consolidated financial statements

H-CYTE, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(2,090,120)	$(3,891,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,623	3,177
Inducement expense	-	3,024,872
Share based compensation expense	41,228	226,079
Day one loss on convertible notes carried at fair value	1,521,768	-
Gain on convertible notes carried at fair value	(2,744)	-
Bad debt expense	17,320	-
Changes in operating assets and liabilities:
Accounts receivable	-	6,262
Patient financing receivable	3,562	(13,756)
Other assets	(2,711)	(3,831)
Prepaid expenses	(115,781)	(148,334)
Accounts payable	73,480	94,913
Accrued liabilities	32,005	(14,427)
Other current liabilities	78,174	111,324
Deferred revenue	-	(353,098)
Interest payable, related parties	73,959	39,937
Interest payable	6,244	34,406
Net Cash Used in Operating Activities	(361,993)	(884,259)

Cash Flows from Financing Activities
Proceeds from notes payable	18,004	-
Proceeds from convertible note payable	150,000	-
Payment on convertible note payable	(115,000)	-
Proceeds from convertible notes payable carried at fair value, related parties	275,000
Proceeds from convertible notes payable carried at fair value	150,000
Proceeds from warrants exercise related to inducement	-	1,170,110
Payment on PPP Loan	-	(39,739)
Net Cash Provided by Financing Activities	478,004	1,130,371

Net Change in Cash	116,011	246,112

Cash - Beginning of period	-	95,172

Cash - End of period	$116,011	$341,284

Supplementary Cash Flow Information
Cash paid for interest	$70,010	$1,378

Non Cash Investing & Financing Activity
Conversion of Series A Preferred Stock to Common Stock	$-	$3,658
Issuance of warrants pursuant to inducement agreements	$-	$2,993,872
Issuance of warrants for services rendered	$-	$31,000
Conversion of convertible notes payable to Common Stock	$10,000	$-
Issuance of warrants pursuant to convertible notes payable-related parties	$44,255	$-
Issuance of warrants pursuant to convertible notes payable	$23,565	$-

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

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic. All LHI clinics are closed as of March 31, 2023. The Company leases a shared office space for its corporate address as the Company’s employees continue to work remotely.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of March 31, 2023, the Company has 628,121 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

On September 7, 2022, the Company acquired all of the membership interests, with common stock, of Jantibody LLC (“Jantibody”), a Nevada limited liability company. Jantibody is focused on the development of novel proprietary immunotherapies targeted towards ovarian cancer, pancreatic cancer, and mesothelioma (see Note 9).

On December 22, 2022, the Company acquired all the membership interests, with common stock, in Scion Solutions, LLC (“Scion”). Scion is a life sciences company that has developed a new technology in regenerative medicine specifically for limb salvage. Their proprietary product SkinDisc (patent pending) is a combination of stem cells and several other molecular components that stimulate tissue regeneration (see Note 9).

Note 2 – Basis of presentation

The accompanying interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021, which included all information and notes necessary for such complete presentation in conjunction with its 2022 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

The results of operations for the interim period ended March 31, 2023, are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are contained in the Company’s 2022 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 3 – Liquidity, Going Concern and Sources of Liquidity

The Company incurred net losses of approximately $2,090,000 and $3,892,000 for the three months ended March 31, 2023 and 2022, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

The Company had cash on hand of approximately $116,000 as of March 31, 2023 and approximately $4,000, as of May 19, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financings will be workable or acceptable to the Company or its shareholders. If the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may be forced to cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On February 24, 2023, the Company and certain investors entered into Securities Purchase Agreements (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023, per terms of the agreement.

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

Further, in connection with the SPA, the Company also issued Common Stock Purchase Warrants to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial issue date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company, dated February 24, 2023. The Company issued Warrants to purchase an aggregate of 30,000 shares of Common Stock. The exercise price per share of the Common Stock under these Warrants is $2.00.

On February 28, 2023, the Company entered into a securities purchase agreement for a total of $150,000 with an accredited investor. The note issued is convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six months, the Company has the right to prepay the note at a premium of between 25% and 40% depending on when it is repaid.

On March 27, 2023, the Company and three related party investors entered into Securities Purchase Agreements (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023, per terms of the agreement.

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the SPA, the Company also issued Common Stock Purchase Warrants to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial issue date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company. The Company issued Warrants to purchase an aggregate of 12,500 shares of Common Stock. The exercise price per share of the Common Stock under these Warrants is $2.00.

Note 4 – Fair Value of Financial Instruments

The Company measures certain financial instruments and certain financial instruments with related parties at fair value on a recurring basis. The Company elected the fair value option of accounting for certain debt instruments. Under the fair value option, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis each reporting period with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. As of March 31, 2023, the fair value of these instruments was as follows:

	Total	Level 1	Level 2	Level 3

Assets:	$-	$-	$-	$-
Liabilities:
Convertible Notes at fair value	$1,876,204	$-	$-	$1,876,204

The following is a reconciliation of the beginning and ending balances for the Convertible Notes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

Balance at December 31, 2022	$--
Fair value of Convertible Notes issued	(1,878,948)
Gain on change in fair value of Convertible Notes	2,744

Balance at March 31, 2023	$(1,876,204)

The estimated fair values reported utilize the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of Monte Carlo simulation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models /analyses, including the Company’s common stock price, the Company’s dividend yield, risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price, the probability of a Qualified Offering, the estimated price of a Qualified Offering, and credit-risk adjusted discount rates. Changes in these assumptions can materially affect the estimated fair values.

Note 5 – Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. Raymond Monteleone was appointed as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective July 1, 2022, due to lack of working capital, Mr. Monteleone receives $3,750 per month to serve on the Board of Directors and to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the three months ended March 31, 2023 and 2022, the Company expensed $11,250 and $25,000, respectively, for board of director fees to Mr. Monteleone. Due to lack of financial resources, the Company has been unable to pay Mr. Monteleone for his services totaling $46,250, which is included in accounts payable as of March 31, 2023.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such deferred salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Horne receives $2,500 per month to serve on the Board of Directors. For the three months ended March 31, 2023 and 2022, the Company expensed approximately $7,500 and $20,000, respectively, in compensation and board of director fees to Mr. Horne. Due to lack of financial resources, the Company has been unable to pay Mr. Horne for his services totaling $25,000, which is included in accrued liabilities as of March 31, 2023.

Mr. Richard Rosenblum entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Rosenblum will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Rosenblum receives $2,500 per month to serve on the Board of Directors. For the three months ended March 31, 2023 and 2022, the Company expensed $7,500 and $12,500, respectively, for board of director fees to Mr. Rosenblum. Due to lack of financial resources, the Company has been unable to pay Mr. Rosenblum for his services totaling $25,000, which is included in accrued liabilities as of March 31, 2023.

Mr. Matthew Anderer entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Anderer will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Anderer receives $2,500 per month to serve on the Board of Directors. For the three months ended March 31, 2023 and 2022, the Company expensed $7,500 and $12,500, respectively, for board of director fees to Mr. Anderer. Due to lack of financial resources, the Company has been unable to pay Mr. Anderer for his services totaling $25,000, which is included in accrued liabilities as of March 31, 2023.

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

The Company evaluated the Amendment Agreement under ASC 470-50, “Debt – Modification and Extinguishment”, and concluded that probability of having to pay a Milestone payment was minimal and the change in the fair value of the conversion feature was not material. The Amendment did not cause a material change in cash flows so extinguishment accounting was not applicable.

On April 29, 2022, the Company entered into an Amended and Restated Note Conversion Agreement (the “Note Conversion Agreement”) with certain holders of its Tranche 1 Notes (i) providing for a conversion price equal to the lesser of (x) $0.002 per share (pre-split) and (y) the price per share paid by the investors in a Qualified Financing for such New Securities purchased for cash and not through conversion of Notes (as such terms are defined in the Note Conversion Agreement), in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, (ii) automatic conversion upon the occurrence of a Qualified Financing, and (iii) amendment of the maturity date from March 31, 2022 to June 17, 2022 (the “New Notes”). Upon the effective date of the Company’s 1,000-1 reverse split, the conversion price adjusted to the lesser of (a) the price in the Qualified Financing or (b) $2.00 per share. The New Notes also provided the investors with Royalty Payments equal to 15% of all net sales generated by the Company with respect to the sale of products or services associated with the 510(k) Notification related to the Company’s autologous cellular therapy (PRP-PBMC) to treat chronic lung disorder. The Royalty Payments are in lieu of the Milestone Payments but are perpetual and there is no limit to the aggregate amount of Royalty Payments that may be paid.

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

On February 24, 2023, the Company and certain investors entered into Securities Purchase Agreements (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023 per terms of the agreement.

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

Further, in connection with the February 2023 SPA, the Company also issued Common Stock Purchase Warrants to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial issue date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company, dated February 24, 2023. The Company issued Warrants to purchase an aggregate of 30,000 shares of Common Stock. The exercise price per share of the Common Stock under these Warrants is $2.00.

On March 27, 2023, the Company and three related party investors entered into Securities Purchase Agreements (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”).

On April 12, 2023, the Company and an additional investor entered into the SPA, whereby the Company sold and issued thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023 per terms of the agreement.

The March 27, 2023, Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023, Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the March 2023 and April 2023 SPA, the Company also issued Common Stock Purchase Warrants to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial issue date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company. The Company issued Warrants to purchase an aggregate of 12,500 shares of Common Stock. The exercise price per share of the Common Stock under these Warrants is $2.00.

We evaluated the February 2023, March 2023, and April 2023 SPA in accordance with ASC Topic 815, Derivatives and Hedging, and determined that they contained a variable share settlement feature tied to the price of a future financing which functions as a redemption option. FASB ASC 825-10-25 allows the Company to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt. The Company elected to initially and subsequently measure the Convertible Notes in their entirety at fair value, with changes in fair value recognized in earnings. Management believes the fair value option best reflects the underlying economics of these Convertible Notes.

Because these Convertible Notes are carried in their entirety at fair value, the value of the contingent conversion feature is embodied in that fair value. The Company estimates the fair value based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the conversion feature valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing a hybrid financial instrument. Inputs used to value the Convertible Notes at inception included, (i) present value of future cash flows using a credit risk adjusted rate ranging from 19.0%-20.0%, (ii) remaining term of approximately one year, (iii) volatility ranging from 258%-261%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the estimated price of a Qualified Offering, less a 20% discount, in accordance with the terms of the Note. A Qualified Offering is defined as an offering that results in the Company’s Common Stock being listed on a National Exchange (NASDAQ or the NYSE/AMEX). Changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

At inception, the fair value of the Convertible Notes using the fair value option was $1,878,948, and the fair value of the related Warrants issued was $67,820. Because the fair value of the hybrid instrument was in excess of the proceeds received of $425,000, the Company recorded a day one loss on convertible notes of $1,521,768. On March 31, 2023, the debt instruments were revalued at $1,876,204 resulting in a gain of $2,744.

Other Obligations

During the year ending December 31, 2022, Michael Yurkowsky, CEO, advanced the Company approximately $40,000 as a non-interest-bearing note with no established repayment terms. During the three months ended March 31, 2023, approximately $18,000 in additional advances were made. The balance owed is approximately $53,000 as of March 31, 2023.

Note 6 - Equity Transactions

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

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022, and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, the Company had approximately 618,506 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding as of December 31, 2022. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

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

On March 17, 2023, the Company issued 9,615 shares of Common Stock to a convertible noteholder who, at the request of the noteholder, converted $10,000 of convertible notes into the Company’s Common Stock.

The following table summarizes the Company’s common and preferred stock outstanding by class. The number of common stock shares has been adjusted to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022.

	March 31, 2023	December 31, 2022
Common Stock	628,121	618,506
Series A Preferred Stock	438,776,170	438,776,170

Series A Preferred Stock

During the quarter ended March 31, 2023, no shares of Series A Preferred Stock were converted to Common Stock.

Voting Rights

Holders of Series A Preferred Stock (“Series A Holders”) have the right to receive notice of any meeting of holders of common stock and to vote upon any matter submitted to a vote of the holders of common stock. Each Series A Holder shall vote on each matter on an as converted basis submitted to them with the holders of common stock.

Conversion

Series A Preferred Stock converts to common stock at a 1000:1 ratio immediately upon request of the Series A Holder.

Liquidation, Dissolution, or Winding Up

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders and, in the event of a Deemed Liquidation Event (as defined in the Second Amended and Restated Articles of Incorporation), the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the consideration received by the Company for such Deemed Liquidation Event (net of any retained liabilities associated with the assets sold or technology licensed, as determined in good faith by the Board of Directors of the Company), together with any other assets of the Company available for distribution to its stockholders, all to the extent permitted by Nevada law governing distributions to stockholders, as applicable, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to one (1) times the Series A Original Issue Price for such share of Series A Preferred Stock, plus any Series A Accruing Dividends accrued but unpaid thereon, whether or not declared. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series A Preferred Stock the full amount to which they shall be entitled under subsection 2.1 of the Second Amended and Restated Articles of Incorporation, the holders of shares of Series A Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment in full of all Series A Liquidation Amounts (as defined in the Second Amended and Restated Articles of Incorporation) required to be paid to the holders of shares of Series A Preferred Stock the remaining assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, the consideration not payable to the holders of shares of Series A Preferred Stock shall be distributed among the holders of the shares of Series A Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series A Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Second Amended and Restated Articles of Incorporation immediately prior to such liquidation, dissolution or winding up of the Company.

Share-Based Compensation Plan

The Company utilizes the Black-Scholes valuation method to recognize share-based compensation expense over the vesting period. The expected life represents the period that the share-based compensation awards are expected to be outstanding.

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

As of March 31, 2023, 29,385 options were outstanding and 22,552 were vested. As of March 31, 2022, 29,635 options were outstanding and 18,218 were vested. For the three months ended March 31, 2023 and 2022, the Company recognized an expense related to stock options of approximately $41,000 and $112,000, respectively, which is included in share based compensation. As of March 31, 2023, the Company has approximately $115,000 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.74 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$54.00	to	$56.00
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the three months ended March 31, 2022 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2021	29,635	$86.48	9.20
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2022	29,635	$86.48	8.96
Exercisable at March 31, 2022	18,218	100.00	8.93

Outstanding at December 31, 2022	29,385	$83.81	8.22
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2023	29,385	$83.81	7.98
Exercisable at March 31, 2023	22,552	87.99	7.97

The following is a summary of the Company’s non-vested shares for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	7,979	$55.70
Vested	(1,146)	55.36
Non-vested at March 31, 2023	6,833	$55.75

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Three Months Ended March 31,
	2023	2022
Warrants to purchase common stock (in the money)	-	384,694
Series A Preferred Stock convertible to common stock	438,776	498,230
Total	438,776	882,924

Excluded from the above table are 489,680 warrants 29,385 stock options for the three months ended March 31, 2023 and 2,196 warrants and 29,635 stock options for the three months ended March 31, 2022 as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are convertible into an aggregate of 438,776 shares of common stock at March 31, 2023

Note 7 – Commitments & Contingencies

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

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate share-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. During the three month period ending March 31, 2022, the Company recognized approximately $114,000 in compensation expense related to the Equity Award. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

Consulting Agreements

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. Due to lack of financial resources, the Company has been unable to pay Ms. Rhodes for her services totaling $138,625, which has been accrued as part of accrued liabilities for the three months ended March 31, 2023.

The Company entered into a consulting agreement with Alpha IR Group on March 1, 2022, to provide investor relations to the Company. The agreement is for twelve months with an average service fee of $9,750 per month which has been accrued in Accounts Payable. The Company paused this service during the three months ending March 31, 2023.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of March 31, 2023.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of March 31, 2023.

Note 8 – Debt

Notes Payable

Notes payable were assumed in the Merger (for further discussion, see Note 1 - “Overview” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $69,000 at March 31, 2023 and December 31, 2022. The Company has not made payments on these notes since February 10, 2020, due to the Company’s lack of working capital. On April 19, 2022, the Company entered into a promissory note modification agreement with the Lender extending the maturity date of the notes to April 1, 2024. The modification agreement also reduces the interest rate from 5% to 3% and requires a monthly payment of $1,000 per month with a balloon payment at the end of the modified term.

On June 9, 2022, the Company entered into a securities purchase agreement for a total of $272,500 with two accredited investors. The notes issued are convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The notes bear interest at 10% and are due one year from issuance. For the first six months, the Company had the right to prepay the notes at a premium of between 25% and 35% depending on when it is repaid.

The Company also issued a promissory note for $100,000, on June 9, 2022, to another accredited investor. This note bears interest at 15% (no matter when repaid) and converts at a discount of 25% of the price of a public offering or a 25% discount to the Volume Average Weighted Price (“VWAP”) of the five (5) days prior to conversion.

On August 8, 2022, the Company entered into a securities purchase agreement for a total of $65,000 with an accredited investor. The note issued is convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six (6) months, the Company had the right to prepay the notes at a premium of between 25% and 40% depending on when it is repaid.

On February 28, 2023, the Company entered into a securities purchase agreement for a total of $150,000 with an accredited investor. The note issued is convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six months, the Company has the right to prepay the note at a premium of between 25% and 40% depending on when it is repaid.

The embedded features in the June 2022, August 2022, and February 2023 convertible notes were analyzed under ASC 815 to determine if they required bifurcation as derivative instruments. To be a derivative, one of the criteria is that the embedded component must be net-settleable. While the Company’s Common Stock was traded on an exchange at the time of the transaction, the underlying shares are not readily convertible into cash since there is insufficient daily trading volume for the holders to convert the convertible notes into Common Stock without significantly affecting the share price. Accordingly, the embedded derivatives, including the embedded conversion feature, did not meet the definition of a derivative, and therefore, did not require bifurcation from the host instrument. Certain default put provisions, including a default put and default interest, were not considered to be clearly and closely related to the host instrument but the Company concluded that the value of these provisions was de minimus at inception. The Company will reconsider the value of these provisions each reporting period to determine if the value becomes material to the financial statements.

Note 9 – Acquisitions

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

On December 22, 2022, the Company acquired a 100% interest, with Common Stock, in Scion Solutions, LLC (“Scion”). Scion is a life sciences company that has developed a new technology in regenerative medicine specifically for limb salvage. Their proprietary product SkinDisc (patent pending) is a combination of stem cells and several other molecular components that stimulate tissue regeneration. Prior to the acquisition, Tanya Rhodes, CSO, had approximately 33.3% ownership interest in Scion.

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

The common stock value was recorded as equity. The remaining consideration was recorded as IPR&D, since the SkinDisc technology was still in the research and development stage and had no alternative future use. The purchased IPR&D asset of $792,256 was expensed immediately subsequent to the acquisition within our consolidated statements of operations.

Note 10- Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the three months ended March 31, 2023 and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	406,301	$35.00	8.17
Expired	(20,411)	33.00	-
Exercised	(83,579)	10.00	-
Granted	84,579	10.00	4.88
Outstanding and exercisable at March 31, 2022	386,890	$20.00	7.57

Outstanding at December 31, 2022	447,967	$10.90	6.65
Expired	(787)	(489.80)	-
Granted	42,500	2.00	4.92
Outstanding and exercisable at March 31, 2023	489,680	$9.35	6.21

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	H-CYTE Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Granted for inducement agreement	1/19/2022	3,732	$63.25	$14.00	$62.00	5 years	1.62	187.79
Granted for inducement agreement	1/20/2022	372	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/20/2022	187	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/24/2022	374	$48.00	$14.00	$47.00	5 years	1.53	188.01
Granted for inducement agreement	1/25/2022	3,744	$49.10	$14.00	$48.00	5 years	1.56	188.00
Granted for inducement agreement	2/02/2022	3,741	$44.55	$14.00	$44.00	5 years	1.60	188.25
Granted for inducement agreement	2/04/2022	6,935	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for inducement agreement	2/04/2022	13,870	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for services provided	2/09/2022	1,000	$32.00	$14.00	$31.00	5 years	1.82	188.69
Granted for inducement agreement	2/22/2022	41,609	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	2/22/2022	693	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	3/21/2022	8,322	$28.00	$14.00	$27.00	5 years	2.33	194.01
Granted for securities purchase agreement	9/27/2022	56,250	$6.00	$2.50	$5.94	5 years	4.21	213.54
Granted for securities purchase agreement	11/14/2022	7,500	$5.75	$2.50	$5.69	5 years	4.00	213.28
Granted for convertible note agreement	2/21/2023	30,000	$1.60	$2.00	$1.57	5 years	4.16	211.43
Granted for convertible note agreement	3/27/2023	10,000	$1.70	$2.00	$1.68	5 years	3.59	218.15
Granted for convertible note agreement	3/28/2023	2,500	$1.60	$2.00	$1.58	5 years	3.63	218.17

The fair value of warrants issued during the three months ended March 31, 2023, totaled approximately $68,000. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 11 - Subsequent Events

On April 12, 2023, the Company and an additional investor entered into the SPA, whereby the Company sold and issued thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. The note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

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

The consolidated results for H-CYTE include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. During the first quarter of 2022, the Company decided to close the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic. All LHI clinics are closed as of March 31, 2023.

As of March 31, 2023, the Company has closed all of the LHI clinics and has moved away from the Infusion Division as part of its future plans. The Company has transformed into a medical biosciences incubator focusing on bringing new biologics and therapeutic device technologies to market for various health conditions.

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

Results of Operations - Three months Ended March 31, 2023 and 2022

Revenue, Cost of Sales and Gross Profit

The Company recorded revenue of approximately $0 and $380,000 for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company generated a gross profit totaling approximately $0 and $293,000, respectively. The Company has closed all of the LHI Clinics, which was the Company’s only source of revenue. The Company has transformed itself into a biologics and therapeutic device incubator company to bring new technologies to market.

Operating Expenses

Salaries and Related Costs

For the three months ended March 31, 2023 and 2022, the Company incurred approximately $165,000 and $347,000 in salaries and related costs, respectively. The decrease in salaries and related costs for the three months ended March 31, 2023, as compared to the prior year, is due to the adjustments to the Company’s corporate structure by reducing expenses as part of the transition into a biologics and therapeutic incubator company to bring new technologies to market. As of March 31, 2023, due to lack of financial resources, the Company has incurred $340,000 in unpaid salaries and wages.

Other General and Administrative

For the three months ended March 31, 2023 and 2022, the Company incurred approximately, $214,000 and $510,000, in other general and administrative costs, respectively. The Company adjusted its corporate structure by reducing expenses as part of the transition into a biologics and therapeutic incubator company to bring new technologies to market.

Other Income/Expense

For the three months ended March 31, 2023 and 2022, the Company incurred approximately $1,522,000 and $0 in day one loss expense related to the convertible notes payable carried at fair value.

For the three months ended March 31, 2023 and 2022, interest expense was approximately $150,000 and $72,000 respectively.

For the three months ended March 31, 2023 and 2022, the Company incurred approximately $0 and $3,025,000 in inducement expense related to the warrant inducement.

Funding Requirements

The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan to focus on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The Company will need to raise cash from debt and equity offerings to continue its operations. There can be no assurance that the Company will be successful in doing so.

Liquidity, Going Concern, and Sources of Liquidity

The Company incurred net losses of approximately $2,090,000 and $3,892,000 for the three months ended March 31, 2023 and 2022, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements the transition into a biologics and therapeutic incubator company to bring new technologies to market. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

The Company had cash on hand of approximately $116,000 as of March 31, 2023 and approximately $4,000 as of May 19, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

On February 24, 2023, the Company and certain investors entered into Securities Purchase Agreements (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

The Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum and will be calculated on an actual/365-day basis. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

Further, in connection with the February 2023 SPA, the Company also issued Common Stock Purchase Warrants to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial issue date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company, dated February 24, 2023. The Company issued Warrants to purchase an aggregate of 30,000 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

On February 28, 2023, the Company entered into a securities purchase agreement for a total of $150,000 with an accredited investor. The note issued is convertible into common stock at a 65% discount to the lowest trading price in the 20-day period prior to conversion. The note bears interest at 10% and is due one year from issuance. For the first six months, the Company has the right to prepay the note at a premium of between 25% and 40% depending on when it is repaid.

On March 27, 2023, the Company and three related party investors entered into Securities Purchase Agreements (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors warrants to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company has the option to extend this offering to June 30, 2023.

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

Further, in connection with the March 2023 and April 2023 SPA, the Company also issued Common Stock Purchase Warrants to certain investors, which are exercisable on or prior to the close of business on the five (5) year anniversary of the initial issue date, to purchase up to a certain amount of shares of Common Stock, with 20% of the shares of Common Stock issuable upon conversion of the Convertible Promissory Note purchased by the Holder, pursuant to the SPA between the Holder and the Company. The Company issued Warrants to purchase an aggregate of 12,500 shares of Common Stock. The exercise price per share of the Common Stock under this Warrant is $2.00.

Cash activity for the three months ended March 31, 2023 and December 31, 2022 is summarized as follows:

Working Capital Deficit

	As Of
	March 31, 2023	December 31, 2022
Current Assets	$303,297	$83,845
Current Liabilities	9,659,963	7,476,893
Working Capital Deficit	$(9,356,666)	$(7,393,048)

Cash Flows

Cash activity for the three months ended March 31, 2023 and 2022 is summarized as follows:

	Three months Ended March 31,
	2023	2022
Cash used in operating activities	$(361,993)	$(884,259)
Cash provided by financing activities	478,004	1,130,371
Net increase (decrease) in cash	$116,011	$246,112

As of March 31, 2023, the Company had approximately $116,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, due to the lack of working capital, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants, implemented a number of new entity and process level controls and installed a new accounting software system to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, we determined that internal control deficiencies relating to a lack of segregation of duties and knowledge related to more complex accounting transactions still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were ineffective as of March 31, 2023, we have applied additional procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of March 31, 2023.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of March 31, 2023.

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

Date: May 22, 2023

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

