Form 10-Q
period 2023-06-30
Innoveren Scientific, Inc.
filed 2023-11-15
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 001-36763

INNOVEREN SCIENTIFIC, INC

(Exact name of registrant as specified in its charter)

Nevada	46-3312262
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2202 N. West Shore Blvd. Ste 200
Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(844) 633-6839

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IVRN	OTC Capital Markets

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

☐ Yes ☒ No

As of November 10, 2023, 712,710 shares of the registrant’s common stock were outstanding.

INNOVEREN SCIENTIFIC, INC AND SUBSIDIARIES

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

Item 1. Financial Statements

INNOVEREN SCIENTIFIC, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets

Current Assets
Cash	$12,611	$-
Patient financing receivable, current portion	14,012	29,464
Prepaid expenses	140,045	54,381
Total Current Assets	166,668	83,845

Property and equipment, net	17,148	20,394
Patient financing receivable, net of current portion	5,894	14,436
Other assets	18,412	18,682
Total assets	$208,122	$137,357

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,138,255	$971,492
Accrued liabilities	1,575,710	1,418,368
Other current liabilities	229,165	139,330
Notes payable, current portion	122,472	104,468
Convertible notes payable, related parties	3,325,000	3,325,000
Convertible notes payable	421,095	430,095
Convertible notes payable carried at fair value, related parties	435,130	-
Convertible notes payable carried at fair value	163,400	-
Lease liability, current portion	12,774	63,291
Anti-dilution share contingent consideration liability	501,531	501,531
Interest payable, related parties	518,313	400,042
Interest payable	182,154	123,276
Total Current Liabilities	8,624,999	7,476,893

Long-term Liabilities
Royalty liability	1,697,000	1,697,000
Milestone payment contingent consideration liability	320,850	320,850
Total Long-term Liabilities	2,017,850	2,017,850

Total Liabilities	10,642,849	9,494,743

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 438,776,170 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	438,773	438,773
Common stock - $.001 par value: 500,000,000 shares authorized, 661,345 and 618,506 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	662	618
Additional paid-in capital	49,723,571	49,531,216
Accumulated deficit	(60,597,733)	(59,327,993)
Total Stockholders’ Deficit	(10,434,727)	(9,357,386)

Total Liabilities and Stockholders’ Deficit	$208,122	$137,357

[1]	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

INNOVEREN SCIENTIFIC, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$-	$73,900	$-	$453,460
Cost of Sales	-	(30,097)	-	(116,602)
Gross Profit	-	43,803	-	336,858

Operating Expenses
Salaries and related costs	161,719	279,513	326,976	626,732
Share based compensation	33,299	188,954	74,527	415,033
Loss on disposal of property and equipment	-	9,610	-	9,610
Other general and administrative	213,814	394,751	428,013	904,662
Total Operating Expenses	408,832	872,828	829,516	1,956,037

Operating Loss	(408,832)	(829,025)	(829,516)	(1,619,179)

Other Income (Expense)
Day one loss on convertible notes carried at fair value	(5,471)	-	(1,527,239)	-
Gain on convertible notes carried at fair value	1,312,093	-	1,314,837	-
Inducement expense	-	-	-	(3,024,872)
Loss on extinguishment of convertible notes payable	-	(2,196,100)	-	(2,196,100)
Interest income	1,495	501,670	1,495	505,040
Interest expense	(98,647)	(111,758)	(248,860)	(187,480)
Other income (expense)	19,742	(52)	19,543	(4,457)
Total Other Expense	1,229,212	(1,806,240)	(440,224)	(4,907,869)

Net Income (Loss)	$820,380	$(2,635,265)	$(1,269,740)	$(6,527,048)

Net Income (Loss) attributable to common stockholders	$820,380	$(2,635,265)	$(1,269,740)	$(6,527,048)

Income (loss) per share - basic	$1.30	$(11.97)	$(2.02)	$(29.87)
Income (loss) per share – diluted	$0.77	$(11.97)	$(2.02)	$(29.87)

Weighted average outstanding shares – basic	631,167	220,180	625,911	218,531
Weighted average outstanding shares – diluted	1,069,942	220,180	625,911	218,531

[1]	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

INNOVEREN SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months and six months ended June 30, 2023 and 2022

(Unaudited)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
Three months ended June 30, 2022 and 2023	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - March 31, 2022	498,229,804	$498,229	253,631	$251,437	$48,037,565	$(52,920,196)	$(4,132,965)
Conversion of Series A Preferred Stock to Common Stock	(3,650,685)	(3,651)	3,651	3,651	-	-	-
Adjustment for 1-for-1,000 reverse stock split[1]	-	-	-	(254,831)	254,831	-	-
Share based compensation	-	-	-	-	188,954	-	188,954
Net loss	-	-	-	-	-	(2,635,265)	(2,635,265)
Balances - June 30, 2022	494,579,119	$494,578	257,282	$257	$48,481,350	$(55,555,461)	$(6,579,276)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - March 31, 2023	438,776,170	$438,773	628,121	$628	$49,650,254	$(61,418,113)	$(11,328,458)
Conversion of convertible notes payable to Common Stock	-	-	33,224	34	33,966	-	34,000
Share based compensation	-	-	-	-	33,299	-	33,299
Issuance of warrants pursuant to convertible notes payable	-	-	-	-	6,052	-	6,052
Net income	-	-	-	-	-	820,380	820,380
Balances - June 30, 2023	438,776,170	$438,773	661,345	$662	$49,723,571	$(60,597,733)	$(10,434,727)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
Six months ended June 30, 2022 and 2023	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - December 31, 2021	501,887,534	$501,887	166,394	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)
Conversion of Series A Preferred Stock to Common Stock	(7,308,415)	(7,309)	7,309	7,309	-	-	-
Adjustment for 1-for-1,000 reverse stock split[1]	-	-	-	(254,831)	254,831	-	-
Inducement expense	-	-	-	-	3,024,872	-	3,024,872
Conversion of warrants to Common Stock	-	-	83,579	83,580	1,086,530	-	1,170,110
Share based compensation	-	-	-	-	415,033	-	415,033
Net Loss	-	-	-	-	-	(6,527,048)	(6,527,048)
Balances - June 30, 2022	494,579,119	$494,578	257,282	$257	$48,481,350	$(55,555,461)	$(6,579,276)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital[1]	Deficit	Deficit
Balances - December 31, 2022	438,776,170	$438,773	618,506	$618	$49,531,216	$(59,327,993)	$(9,357,386)
Share based compensation	-	-	-	-	74,527	-	74,527
Issuance of warrants pursuant to convertible notes payable	-	-	-	-	73,872	-	73,872
Conversion of convertible notes payable to Common Stock	-	-	42,839	44	43,956	-	44,000
Net loss	-	-	-	-	-	(1,269,740)	(1,269,740)
Balances - June 30, 2023	438,776,170	$438,773	661,345	$662	$49,723,571	$(60,597,733)	$(10,434,727)

[1]	The number of outstanding shares of common stock have been adjusted for all periods presented to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-one thousand reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements

INNOVEREN SCIENTIFIC, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,269,740)	$(6,527,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,245	5,958
Share based compensation expense	74,527	415,033
Inducement expense	-	3,024,872
Bad debt expense	20,301	13,500
Day one loss on convertible notes carried at fair value	1,527,239	-
Gain on convertible notes carried at fair value	(1,314,837)	-
Amortization of debt premium	-	(499,100)
Loss on debt extinguishment	-	2,196,100
Loss on disposal of property and equipment	-	9,610
Changes in operating assets and liabilities:
Patient financing receivable, current portion	(420)	3,601
Patient financing receivable, net of current portion	4,384	26,699
Prepaid expenses and other assets	(85,664)	(92,114)
Interest payable	58,878	80,090
Interest payable, related parties	118,271	102,316
Other current liabilities	39,318	42,140
Accounts payable	166,763	114,067
Accrued liabilities	157,342	(28,719)
Deferred revenue	-	(414,025)
Net Cash Used in Operating Activities	(500,393)	(1,527,380)

Cash Flows from Financing Activities
Payment on PPP Loan	-	(66,275)
Proceeds from warrants exercise related to inducement	-	1,170,110
Proceeds from notes payable	18,004	15,000
Proceeds from convertible note payable	150,000	372,500
Payment on convertible note payable	(115,000)	-
Payment on debt financing costs	-	(13,250)
Proceeds from convertible notes payable carried at fair value, related parties	275,000	-
Proceeds from convertible notes payable carried at fair value	185,000	-
Net Cash Provided by Financing Activities	513,004	1,478,085

Net Change in Cash	12,611	(49,295)

Cash – Beginning of period	-	95,172

Cash – End of period	$12,611	$45,877

Supplementary Cash Flow Information
Cash paid for interest	$80,711	$4,077

Non Cash Investing & Financing Activity
Conversion of Series A Preferred Stock to Common Stock	$-	$7,309
Issuance of warrants pursuant to inducement agreements	$-	$2,993,872
Issuance of warrants for services rendered	$-	$31,000
Conversion of convertible notes payable to Common Stock	$44,000	$-
Issuance of warrants pursuant to convertible notes payable – related party	$44,255	$-
Issuance of warrants pursuant to convertible notes payable	$29,617	$-

See accompanying notes to the consolidated financial statements

INNOVEREN SCIENTIFIC, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of the Company

On July 5, 2023, Innoveren Scientific, Inc. (the “Company formerly known as H-CYTE, Inc.”) filed with the Secretary of State of the State of Nevada a Certificate of Amendment to Second Amended and Restated Article of Incorporation to change the corporate name from H-Cyte, Inc. to Innoveren Scientific, Inc. The name change and Company’s new symbol, IVRN, became effective with FINRA on July 10, 2023.

Innoveren Scientific, Inc (“the Company”) has evolved from focusing on treating chronic lung conditions after the closure of its lung treatment clinics due to COVID-19. The Company is currently focusing on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

On June 3, 2022, the Company closed its clinic in Scottsdale, Arizona. The Company has closed all of its clinical operations in the autologous infusion therapy business which delivered treatments for patients with chronic respiratory and pulmonary disorders. The Company will continue to pursue Food and Drug Administration (“FDA”) approval of the device that was utilized in the treatment provided at the clinics. The Company also has a continued interest in the commercialization of the DenerveX device through a joint venture (see Note 11 – Subsequent Events). The Company has implemented the transition into a biologics and therapeutic device incubator company to bring new technologies to market.

The consolidated results for Innoveren Scientific, Inc include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. During the first quarter of 2022, the Company closed the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic. All LHI clinics are closed as of June 30, 2023. The Company leases a shared office space for its corporate address as the Company’s employees continue to work remotely.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of June 30, 2023, the Company has 661,345 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

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

The results of operations for the interim period ended June 30, 2023, are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are contained in the Company’s 2022 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 3 – Liquidity, Going Concern and Sources of Liquidity

The Company generated net income (loss) of approximately $820,000 and ($1,270,000) for the three and six months ended June 30, 2023. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

The Company had cash on hand of approximately $13,000 as of June 30, 2023 and approximately $150,000, as of November 9, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum and will be calculated on an actual/365-day basis. The Company defaulted on this note as of June 12, 2023, which triggered an increase of interest from 8% to 12%. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

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

Note 4 – Fair Value of Financial Instruments

The Company measures certain financial instruments and certain financial instruments with related parties at fair value on a recurring basis. The Company elected the fair value option of accounting for certain debt instruments. Under the fair value option, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis each reporting period with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. As of June 30, 2023, the fair value of these instruments was as follows:

	Total	Level 1	Level 2	Level 3

Assets:	$-	$-	$-	$-
Liabilities:
Convertible Notes at fair value	$598,530	$-	$-	$598,530

The following is a reconciliation of the beginning and ending balances for the Convertible Notes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023:

Balance at December 31, 2022	$—
Fair value of Convertible Notes issued	(1,913,367)
Gain on change in fair value of Convertible Notes	1,314,837
Balance at June 30, 2023	$(598,530)

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

Note 5 – Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. Raymond Monteleone was appointed as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective July 1, 2022, due to lack of working capital, Mr. Monteleone receives $3,750 per month to serve on the Board of Directors and to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the three months and six months ended June 30, 2023 the Company expensed $11,250 and $22,500, respectively, for board of director fees to Mr. Monteleone. For the three months and six months ended June 30, 2022 the Company expensed $22,500 and $47,500, respectively, for board of director fees to Mr. Monteleone. Due to lack of financial resources, the Company has been unable to pay Mr. Monteleone for his services totaling $46,250, which is included in accounts payable as of June 30, 2023.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such deferred salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Horne receives $2,500 per month to serve on the Board of Directors. For the three months and six months ended June 30, 2023, the Company expensed approximately $7,500 and $15,000, respectively, in compensation and board of director fees to Mr. Horne. For the three months and six months ended June 30, 2022 the Company expensed $15,000 and $35,000 respectively, for board of director fees to Mr. Horne. Due to lack of financial resources, the Company has been unable to pay Mr. Horne for his services totaling $32,500, which is included in accounts payable as of June 30, 2023.

Mr. Richard Rosenblum entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Rosenblum will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Rosenblum receives $2,500 per month to serve on the Board of Directors. For the three and six months ended June 30, 2023 the Company expensed $7,500 and $15,000, for board of director fees to Mr. Rosenblum. For the three months and six months ended June 30, 2022 the Company expensed $15,000 and $27,500, respectively, for board of director fees to Mr. Rosenblum. Due to lack of financial resources, the Company has been unable to pay Mr. Rosenblum for his services totaling $32,500, which is included in accounts payable as of June 30, 2023.

Mr. Matthew Anderer entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Anderer will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Anderer receives $2,500 per month to serve on the Board of Directors. For the three month and six months ended June 30, 2023 the Company expensed $7,500 and $15,000, respectively, for board of director fees to Mr. Anderer. For the three months and six months ended June 30, 2022 the Company expensed $15,000 and $27,500, respectively, for board of director fees to Mr. Anderer. Due to lack of financial resources, the Company has been unable to pay Mr. Anderer for his services totaling $32,500, which is included in accounts payable as of June 30, 2023.

Debt and Other Obligations

Convertible Notes Payable

On April 1, 2021, the Company, entered into a Secured Convertible Note Purchase Agreement (the “April 2021 Note Purchase Agreement”) with five (5) related party investors (the “Holders”). Pursuant to the terms of the April 2021 Note Purchase Agreement, the Company sold promissory notes in the aggregate principal amount of $2,575,000 maturing on June 17, 2022 with an annual interest rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next round of financing that meets the definition of Qualified Financing as defined in the April 2021 Note Purchase Agreement. The Notes are secured by the assets of the Company under a security agreement with the Holders. The lead investor of the April 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $1,500,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $25,000 as part of the April 2021 Note Purchase Agreement. The Company entered into an agreement with the noteholders to extend the maturity of the outstanding notes until July 31, 2024.

On October 14, 2021, the Company entered into the Second Closing Bring Down Agreement (the “October 2021 Note Purchase Agreement”) whereby the five (5) related party investors who had entered into the April 2021 Note Purchase Agreement purchased new notes in the Company in the aggregate principal amount of $750,000. The Notes are due and payable on June 17, 2022 and bear interest at an annual rate of 8%. The Notes are convertible into shares of Common Stock at a discount of 20% to the price paid for such New Securities in the next financing that meets the definition of a Qualified Financing as defined in the Note Purchase Agreement. The Notes are secured by all of the assets of the Company under a security agreement with the Holders. The lead investor of the October 2021 Note Purchase Agreement, FWHC Bridge, LLC, advanced $437,000 of the total amount to the Company. FWHC Bridge, LLC is an affiliated entity of FWHC, LLC, which is a principal stockholder and related party of the Company. An additional affiliate of FWHC, LLC provided an additional $7,000 as part of the October 2021 Note Purchase Agreement. The Company entered into an agreement with the noteholders to extend the maturity of the outstanding notes until July 31, 2024.

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

On April 29, 2022, the Company entered into an Amended and Restated Note Conversion Agreement (the “Note Conversion Agreement”) with certain holders of its Tranche 1 Notes (i) providing for a conversion price equal to the lesser of (x) $0.002 per share (pre-split) and (y) the price per share paid by the investors in a Qualified Financing for such New Securities purchased for cash and not through conversion of Notes (as such terms are defined in the Note Conversion Agreement), in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, (ii) automatic conversion upon the occurrence of a Qualified Financing, and (iii) amendment of the maturity date from March 31, 2022 to June 17, 2022 (the “New Notes”). Upon the effective date of the Company’s 1,000-1 reverse split, the conversion price adjusted to the lesser of (a) the price in the Qualified Financing or (b) $2.00 per share. The New Notes also provided the investors with Royalty Payments equal to 15% of all net sales generated by the Company with respect to the sale of products or services associated with the 510(k) Notification related to the Company’s autologous cellular therapy (PRP-PBMC) to treat chronic lung disorder. The Royalty Payments are in lieu of the Milestone Payments but are perpetual and there is no limit to the aggregate amount of Royalty Payments that may be paid. It is the intent of the Company to pay the royalty payments even though the required conditions were not met. The Company entered into an agreement with the noteholders to extend the maturity of the outstanding notes until July 31, 2024.

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

The Note Conversion Agreement also provided for the consummation of a Tranche 2 Financing (the “Tranche 2 Notes”) subject to (i) the aggregate principal amount of indebtedness represented by the Tranche 2 Notes being capped at $500,000 and (ii) Tranche 2 Notes’ being an unsecured obligation of the Company and expressly subordinate in all respects to all indebtedness of the Company under the Notes and including language in which the holders of such Tranche 2 Notes acknowledge, confirm and agree to the foregoing subordination terms. Pursuant to the terms of the Note Conversion Agreement, the Investors have agreed not to sell any capital stock of the Company for a period of 12 months following the Qualified Financing. For the year ended December 31, 2022, approximately $499,000 of amortization of the debt premium is included in interest income. The Company entered into an agreement with the noteholders to extend the maturity of the outstanding notes until July 31, 2024.

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

The March 27, 2023, Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023, Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. The Company defaulted on this note as of June 12, 2023, which triggered an increase of interest from 8% to 12%. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

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

At inception, the fair value of the Convertible Notes using the fair value option was $1,878,948, and the fair value of the related Warrants issued was $67,820. Because the fair value of the hybrid instrument was in excess of the proceeds received of $425,000, the Company recorded a day one loss on convertible notes of $1,521,768. During the three months ending June 30, 2023, the Company issued an additional Convertible Note for $35,000. The fair value of related warrants to the $35,000 convertible note issued on April 11, 2023 was approximately $6,000. On June 30, 2023, the debt instruments were revalued at approximately $598,000 resulting in a gain of approximately $1,315,000.

Other Obligations

During the year ending December 31, 2022, Michael Yurkowsky, CEO, advanced the Company approximately $40,000 as a non-interest-bearing note with no established repayment terms. During the six months ended June 30, 2023, approximately $13,000 in additional advances were made. The balance owed is approximately $53,000 as of June 30, 2023.

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

On May 23, 2023, the Company issued 17,351 shares of Common Stock to a convertible noteholder who, at the request of the noteholder, converted $14,000 of convertible notes into the Company’s Common Stock.

On June 8, 2023, the Company issued 15,873 shares of Common Stock to a convertible noteholder who, at the request of the noteholder, converted $20,000 of convertible notes into the Company’s Common Stock.

The following table summarizes the Company’s common and preferred stock outstanding by class. The number of common stock shares has been adjusted to reflect a one-for-one thousand reverse stock split that became effective on June 13, 2022.

	June 30, 2023	December 31, 2022
Common Stock	661,345	618,506
Series A Preferred Stock	438,776,170	438,776,170

Series A Preferred Stock

During the six months ended June 30, 2023, no shares of Series A Preferred Stock were converted to Common Stock.

Voting Rights

Holders of Series A Preferred Stock (“Series A Holders”) have the right to receive notice of any meeting of holders of common stock and to vote upon any matter submitted to a vote of the holders of common stock. Each Series A Holder shall vote on each matter on an as converted basis submitted to them with the holders of common stock.

Conversion

Series A Preferred Stock converts to common stock at a 1:1,000 ratio immediately upon request of the Series A Holder.

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

As of June 30, 2023, 29,385 options were outstanding and 23,697 were vested. As of June 30, 2022, 29,635 options were outstanding and 19,364 were vested. For the three and six months ended June 30, 2023, the Company recognized an expense related to stock options of approximately $33,000 and $75,000, respectively, which is included in share-based compensation. For the three months and six months ended June 30, 2022, the Company recognized approximately $73,000 and $185,000 in stock-based compensation expense, respectively, which is included in share-based compensation. As of June 30, 2023, the Company has approximately $81,000 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.54 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$54.00	to	$56.00
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the six months ended June 30, 2022 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2021	29,635	$86.48	9.20
Granted	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2022	29,635	$86.48	8.71
Exercisable at June 30, 2022	19,364	$95.22	8.69

Outstanding at December 31, 2022	29,385	$83.81	8.22
Granted	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2023	29,385	$83.81	7.73
Exercisable at June 30, 2023	23,697	$87.12	7.72

The following is a summary of the Company’s non-vested shares for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	7,979	$55.70
Vested	(2,292)	55.44
Non-vested at June 30, 2023	5,687	$55.80

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Six Months Ended June 30,
	2023	2022
Warrants to purchase common stock (in the money)	-	384,694
Series A Preferred Stock convertible to common stock	438,776	494,579
Total	438,776	879,273

Excluded from the above table are 493,180 warrants and 29,385 stock options for the six months ended June 30, 2023 and 2,196 warrants and 29,635 stock options for the six months ended June 30, 2022 as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are convertible into an aggregate of 438,776 shares of common stock at June 30, 2023.

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

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate share-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. During the three and six month period ending June 30, 2022, the Company recognized approximately $114,000 and $116,000 in compensation expense, respectively, related to the Equity Award. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

Consulting Agreements

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. Due to lack of financial resources, the Company has been unable to pay Ms. Rhodes for her services totaling approximately $187,000, which has been accrued as part of accrued liabilities as June 30, 2023.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of June 30, 2023.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of June 30, 2023.

Note 8 – Debt

Notes Payable

Notes payable were assumed in the Merger (for further discussion, see Note 1 - “Overview” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $69,000 at June 30, 2023 and December 31, 2022. The Company has not made payments on these notes since February 10, 2020, due to the Company’s lack of working capital. On April 19, 2022, the Company entered into a promissory note modification agreement with the Lender extending the maturity date of the notes to April 1, 2024. The modification agreement also reduces the interest rate from 5% to 3% and requires a monthly payment of $1,000 per month with a balloon payment at the end of the modified term.

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

The Company had agreed to issue the Jantibody holders an additional 2.0% of the Company’s common stock then outstanding upon the enrollment of the first patient in a Phase I FDA trial and additional 3.0% of the Company’s then outstanding common stock on a fully diluted basis upon the enrollment of the first patient in a Phase [III] FDA trial. The Company determined the contingent consideration was not subject to derivative accounting and will be recognized when the contingency is resolved, and the consideration is paid or becomes payable as outlined in ASC 450, Contingencies.

The Company determined this transaction represented an asset acquisition as defined by ASC 805, Business Combinations, as substantially all of the value was in a single in-process research and development (“IPR&D”) group, which included the small molecule drug CXCR4 inhibitor, AMD3100, and/or checkpoint inhibitors (CPI) for anti-cancer immune modulation. As a result, the consideration transferred was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their relative fair values resulting in approximately $1,240,000 being assigned to the IPR&D asset and approximately $1,000,000 to assumed liabilities. The liabilities assumed were current accounts payable and as such were recorded a book value. The Company recently received notice from Jantibody that the Company was in default in its obligations to fund certain Jantibody activities and obligations and was terminating its agreement. The Company intends to engage in conversations with Jantibody with respect to restructuring the agreement.

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

In addition, the former shareholders of Scion are eligible to receive Performance Payments consisting of the following:

Performance Milestone	Performance Payment
Qualified Funding/Uplisting of Innoveren Scientific	$45,000
1-Year Anniversary of Uplisting of Innoveren Scientific	$75,000
2-Year Anniversary of Uplisting of Innoveren Scientific	$120,000
Initiation of SkinDisc Study	$50,000
Receipt of De Novo or any other approval/clearance that would allow SkinDisc to go to market	$100,000
Submission for specific and individual reimbursement codes relating to SkinDisc	$25,000
Receipt of specific and individual reimbursement codes relating to SkinDisc	$50,000
Completion of SkinDisc Study	$50,000
Launch of any additional SkinDisc product line extension (e.g., SkinDisc Lite)*	$100,000
Annual net sales from SkinDisc (including SkinDisc extensions) (2023 and each subsequent calendar year)*	Greater of (i) 4% of net revenues from SkinDisc (including SkinDisc line extensions) during such calendar year and (ii) $50,000
Cumulative net sales from SkinDisc (including SkinDisc extensions) of $600,000	$200,000
Cumulative net sales from SkinDisc (including SkinDisc extension) of $2,000,000	$150,000
Cumulative net sales from SkinDisc (including SkinDisc extension) of $4,000,000	$300,000
Net sales from SkinDisc (including SkinDisc extensions) of $6,000,000 during any single calendar year*	$300,000

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

Note 10- Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the six months ended June 30, 2023 and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	406,301	$34.88	8.17
Expired	(20,411)	(372.12)	-
Exercised	(83,579)	14.00	-
Granted	84,579	14.00	4.64
Outstanding and exercisable at June 30, 2022	386,890	$19.41	7.32

Outstanding at December 31, 2022	447,967	$10.90	6.65
Expired	(787)	(498.54)	-
Granted	46,000	2.00	4.69
Outstanding and exercisable at June 30, 2023	493,180	$9.30	5.93

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique. The inputs used in the Black-Scholes valuation technique to value each of the warrants as of their respective issue dates are as follows:

Event Description	Date	Number of Warrants	Innoveren Scientific Stock Price	Exercise Price of Warrant	Grant Date Fair Value	Life of Warrant	Risk Free Rate of Return (%)	Annualized Volatility Rate (%)
Granted for inducement agreement	1/19/2022	3,732	$63.25	$14.00	$62.00	5 years	1.62	187.79
Granted for inducement agreement	1/20/2022	372	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/20/2022	187	$64.50	$14.00	$64.00	5 years	1.62	187.85
Granted for inducement agreement	1/24/2022	374	$48.00	$14.00	$47.00	5 years	1.53	188.01
Granted for inducement agreement	1/25/2022	3,744	$49.10	$14.00	$48.00	5 years	1.56	188.00
Granted for inducement agreement	2/02/2022	3,741	$44.55	$14.00	$44.00	5 years	1.60	188.25
Granted for inducement agreement	2/04/2022	6,935	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for inducement agreement	2/04/2022	13,870	$44.38	$14.00	$43.00	5 years	1.78	188.33
Granted for services provided	2/09/2022	1,000	$32.00	$14.00	$31.00	5 years	1.82	188.69
Granted for inducement agreement	2/22/2022	41,609	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	2/22/2022	693	$32.88	$14.00	$32.00	5 years	1.85	188.59
Granted for inducement agreement	3/21/2022	8,322	$28.00	$14.00	$27.00	5 years	2.33	194.01
Granted for securities purchase agreement	9/27/2022	56,250	$6.00	$2.50	$5.94	5 years	4.21	213.54
Granted for securities purchase agreement	11/14/2022	7,500	$5.75	$2.50	$5.69	5 years	4.00	213.28
Granted for convertible note agreement	2/21/2023	30,000	$1.60	$2.00	$1.57	5 years	4.16	211.43
Granted for convertible note agreement	3/27/2023	10,000	$1.70	$2.00	$1.68	5 years	3.59	218.15
Granted for convertible note agreement	3/28/2023	2,500	$1.60	$2.00	$1.58	5 years	3.63	218.17
Granted for convertible note agreement	4/12/2023	3,500	$1.74	$2.00	$1.73	5 years	4.16	243.62

The fair value of warrants issued during the three and six months ended June 30, 2023, totaled approximately $6,000 and $74,000, respectively. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 11 - Subsequent Events

On July 10, 2023, the Company issued 21,530 shares of Common Stock to a convertible noteholder who, at the request of the noteholder, converted $6,000 of convertible notes into the Company’s Common Stock.

On July 20, 2023, the Company issued 29,834 shares of Common Stock to a convertible noteholder who, at the request of the noteholder, converted $8,700 of convertible notes into the Company’s Common Stock.

On September 28, 2023, Medovex Corp., a Nevada corporation (“Seller”) and the wholly owned subsidiary of Innoveren Scientific, Inc. (the “Innoveren” collectively the “Company”) entered into a Membership Interest And LLCA Rights Redemption Agreement (the “Agreement”) with Medovex, LLC, a Delaware limited liability company (“Medovex”) and the members of Medovex. Pursuant to the Agreement, the Company agreed to transfer its (i) 400,000 Class B membership interests and 140,000 Class C membership interests (collectively, the “Membership Interests”) in Medovex; (ii) the Company’s rights pursuant to the Amended and Restated Limited Liability Company Agreement dated April 2, 2021, including the purchase option rights set out therein (“LLCA Rights” together with the Membership Interest as the “Transferred Rights”); and (iii) the intellectual property related to the Denervex device held by the Company to Medovex (the “IP”). As consideration for the Transferred Rights, the Company shall receive $720,996.72, plus the $92,500 deposit previously paid to the Company. The Company shall also receive $55,751 upon completion of the transfer of the IP from the Seller to Medovex. In addition, the Company shall be entitled to receive a 3% royalty on the sale of any products derived from the IP from the sixth anniversary of the transfer to the tenth anniversary. The transaction closed on September 28, 2023.

The Company recently received notice from Mass General Hospital (MGH) that the Company was in default in its obligations to fund certain Jantibody activities and obligations and was terminating the license agreement between Innoveren and The General Hopsital Corporation d/b/a MGH. The Company was sent an initial breach notice on February 24, 2023, following which Company met with MGH and negotiated a Second Amendment (MGH Agreement No. 2023-2413) effective April 24, 2023. MGH notified the Company of breach for a second time on September 11, 2023, indicating grounds for termination of the Agreement unless the breach was cured. To date, the breach has not been cured and MGH has not received payment. Consequently, the Agreement is hereby terminated effective immediately as of November 6, 2023.

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

Overview

Innoveren Scientific, Inc (“the Company”) has evolved from focusing on treating chronic lung conditions after the closure of its lung treatment clinics due to COVID-19. The Company is currently focusing on acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The goal is to develop these companies and incubate their technologies to meaningful clinical inflection points.

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

The consolidated results for Innoveren Scientific include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. During the first quarter of 2022, the Company closed the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic. All LHI clinics are closed as of June 30, 2023.

As of June 30, 2023, the Company has closed all of the LHI clinics and has moved away from the Infusion Division as part of its future plans. The Company has transformed into a medical biosciences incubator focusing on bringing new biologics and therapeutic device technologies to market for various health conditions.

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

Results of Operations - Three and six months ended June 30, 2023 and 2022

Revenue, Cost of Sales and Gross Profit

The Company recorded no revenue for the three and six months ended June 30, 2023. The Company recorded revenue of approximately $74,000 and $453,000 for the three and six months ended June 30, 2022, respectively.

For the three and six months ended June 30, 2023 the Company did not generate a gross profit. For the three and six months ended June 30, 2022, the Company generated a gross profit totaling approximately $44,000 and $337,000, respectively. The Company has closed all of the LHI Clinics, which was the Company’s only source of revenue. The Company has transformed itself into a biologics and therapeutic device incubator company to bring new technologies to market.

Operating Expenses

Salaries and Related Costs

For the three and six months ended June 30, 2023 the Company incurred approximately $162,000 and $327,000 in salaries and related costs, respectively. For the three and six months ended June 30, 2022, the Company incurred approximately $280,000 and $627,000 in salaries and related costs, respectively. The decrease in salaries and related costs for the three and six months ended June 30, 2023, as compared to the prior year, is due to the adjustments to the Company’s corporate structure by reducing expenses as part of the transition into a biologics and therapeutic incubator company to bring new technologies to market. As of June 30, 2023, due to lack of financial resources, the Company has incurred $581,000 in unpaid salaries and wages.

Other General and Administrative

For the three and six months ended June 30, 2023 the Company incurred approximately, $214,000 and $428,000, in other general and administrative costs, respectively. For the three and six months ended June 30, 2022, the Company incurred approximately $395,000 and $905,000, in other general and administrative costs, respectively. The Company adjusted its corporate structure by reducing expenses as part of the transition into a biologics and therapeutic incubator company to bring new technologies to market.

Other Income/Expense

For the three months and six months ended June 30, 2023, the Company generated other income (expense) of approximately $1,229,000 and ($440,000) primarily related to the convertible notes payable carried at fair value.

For the three and six months ended June 30, 2023 interest expense was approximately $99,000 and $249,000, respectively. For the three and six months ended June 30, 2022 interest expense was approximately $112,000 and $187,000 respectively.

For the three and six months ended June 30, 2023 the Company did not incur inducement expense. For the three and six months ended June 30, 2022 inducement expense was approximately $0 and $3,025,000 respectively.

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

Liquidity, Going Concern, and Sources of Liquidity

The Company incurred net income (loss) of approximately $820,000 and ($1,270,000) for the three and six months ended June 30, 2023, respectively. The Company incurred net losses of approximately $2,635,000 and $6,527,000 for the three and six months ended June 30, 2022, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements the transition into a biologics and therapeutic incubator company to bring new technologies to market. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

The Company had cash on hand of approximately $13,000 as of June 30, 2023 and approximately $150,000 as of November 9, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

On February 24, 2023, the Company and certain investors entered into Securities Purchase Agreements (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023.

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

On March 27, 2023, the Company and three related party investors entered into Securities Purchase Agreements (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors warrants to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023.

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. The Company defaulted on this note as of June 12, 2023, which triggered an increase of interest from 8% to 12%. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

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

Cash activity for the six months ended June 30, 2023 and December 31, 2022 is summarized as follows:

Working Capital Deficit

	As Of
	June 30, 2023	December 31, 2022
Current Assets	$166,668	$83,845
Current Liabilities	8,624,999	7,476,893
Working Capital Deficit	$(8,458,331)	$(7,393,048)

Cash Flows

Cash activity for the six months ended June 30, 2023 and 2022 is summarized as follows:

	Six months Ended June 30,
	2023	2022
Cash used in operating activities	$(500,393)	$(1,527,380)
Cash provided by financing activities	513,004	1,478,085
Net increase (decrease) in cash	$12,611	$(49,295)

As of June 30, 2023, the Company had approximately $13,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, due to the lack of working capital, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants, implemented a number of new entity and process level controls and installed a new accounting software system to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, we determined that internal control deficiencies relating to a lack of segregation of duties and knowledge related to more complex accounting transactions still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were ineffective as of June 30, 2023, we have applied additional procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of June 30, 2023.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of June 30, 2023.

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

Date: November 14, 2023

INNOVEREN SCIENTIFIC, INC

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

