Form 10-Q
period 2023-09-30
Innoveren Scientific, Inc.
filed 2023-11-15
CIK 1591165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Item 1. Financial Statements

INNOVEREN SCIENTIFIC, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets

Current Assets
Cash	$543,882	$-
Patient financing receivable, current portion	9,933	29,464
Other receivable	55,751	-
Prepaid expenses	139,920	54,381
Total Current Assets	749,486	83,845

Property and equipment, net	15,525	20,394
Patient financing receivable, net of current portion	5,893	14,436
Other assets	18,412	18,682
Total assets	$789,316	$137,357

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,259,050	$971,492
Accrued liabilities	1,507,859	1,418,368
Other current liabilities	229,166	139,330
Notes payable, current portion	110,471	104,468
Convertible notes payable, related parties	3,325,000	3,325,000
Convertible notes payable	406,395	430,095
Convertible notes payable carried at fair value, related parties	426,255	-
Convertible notes payable carried at fair value	157,483	-
Lease liability, current portion	12,772	63,291
Anti-dilution share contingent consideration liability	501,531	501,531
Deferred gain on redemption of equity method investment	869,249	-
Deferred gain on sale of IP	55,751	-
Interest payable, related parties	563,990	400,042
Interest payable	236,064	123,276
Total Current Liabilities	9,661,036	7,476,893

Long-term Liabilities
Royalty liability	1,697,000	1,697,000
Milestone payment contingent consideration liability	320,850	320,850
Total Long-term Liabilities	2,017,850	2,017,850

Total Liabilities	11,678,886	9,494,743

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value: 1,000,000,000 shares authorized; Series A Preferred Stock - $.001 par value: 800,000,000 shares authorized, 438,776,170 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	438,773	438,773
Common stock - $.001 par value: 500,000,000 shares authorized, 712,170 and 618,506 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	714	618
Additional paid-in capital	49,764,451	49,531,216
Accumulated deficit	(61,093,508)	(59,327,993)
Total Stockholders’ Deficit	(10,889,570)	(9,357,386)

Total Liabilities and Stockholders’ Deficit	$789,316	$137,357

See accompanying notes to the consolidated financial statements

INNOVEREN SCIENTIFIC, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$-	$-	$-	$453,460
Cost of Sales	-	-	-	(116,602)
Gross Profit	-	-	-	336,858

Operating Expenses
Salaries and related costs	105,534	221,304	432,510	848,036
Share based compensation	26,232	120,448	100,759	535,481
Loss on disposal of property and equipment	-	-	-	9,610
Acquired in process research and development	-	1,245,948	-	1,245,948
Other general and administrative	289,504	268,076	717,518	1,172,738
Total Operating Expenses	421,270	1,855,776	1,250,787	3,811,813

Operating Loss	(421,270)	(1,855,776)	(1,250,787)	(3,474,955)

Other Income (Expense)
Warrant expense	-	(334,238)	-	(334,238)
Inducement expense	-	-	-	(3,024,872)
Day one loss on convertible notes carried at fair value	-	-	(1,527,239)	-
Gain on convertible notes carried at fair value	14,792	-	1,329,629	-
Loss on extinguishment of convertible notes payable	-	-	-	(2,196,100)
Interest income	446	1,756	1,941	506,795
Interest expense	(99,587)	(91,186)	(348,447)	(278,665)
Other income (expense)	9,844	-	29,388	(4,457)
Total Other Income (Expense)	(74,505)	(423,668)	(514,728)	(5,331,537)

Net (Loss)	$(495,775)	$(2,279,444)	$(1,765,515)	$(8,806,492)

Net (Loss) attributable to common stockholders	$(495,775)	$(2,279,444)	$(1,765,515)	$(8,806,492)

(Loss) per share – basic and diluted	$(0.73)	$(8.04)	$(2.69)	$(34.07)
Weighted average outstanding shares - basic	682,209	283,579	655,783	258,483

See accompanying notes to the consolidated financial statements

INNOVEREN SCIENTIFIC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months and nine months ended September 30, 2023 and 2022

(Unaudited)

Three months ended	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
September 30, 2022 and 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - June 30, 2022	494,579,119	$494,578	257,282	$257	$48,481,350	$(55,555,461)	$(6,579,276)
Conversion of Series A Preferred Stock to Common Stock	(55,802,949)	(55,805)	55,805	55	55,750	-	-
Issuance of Common Stock pursuant to securities purchase agreement	-	-	112,500	113	224,888	-	225,001
Issuance of Common Stock pursuant to Jantibody acquisistion	-	-	52,023	52	29,505	-	29,557
Warrant expense	-	-	-	-	334,238	-	334,238
Share based compensation	-	-	-	-	120,448	-	120,448
Net loss	-	-	-	-	-	(2,279,444)	(2,279,444)
Balances - September 30, 2022	438,776,170	$438,773	477,610	$477	$49,246,179	$(57,834,905)	$(8,149,476)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - June 30, 2023	438,776,170	$438,773	661,345	$662	$49,723,571	$(60,597,733)	$(10,434,727)
Conversion of convertible notes payable to Common Stock	-	-	51,365	52	14,648	-	14,700
Share based compensation	-	-	-	-	26,232	-	26,232
Net loss	-	-	-	-	-	(495,775)	(495,775)
Balances - September 30, 2023	438,776,170	$438,773	712,710	$714	$49,764,451	$(61,093,508)	$(10,889,570)

Nine months ended	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
September 30, 2022 and 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2021	501,887,534	$501,887	166,394	$164,199	$43,700,084	$(49,028,413)	$(4,662,243)
Conversion of Series A Preferred Stock to Common Stock	(63,111,364)	(63,114)	63,114	7,364	55,750	-	-
Adjustment for 1-for-1,000 reverse stock split	-	-	-	(254,831)	254,831	-	-
Issuance of Common Stock pursuant to securities purchase agreement	-	-	112,500	113	224,888	-	225,001
Issuance of Common Stock pursuant to Jantibody acquisistion	-	-	52,023	52	29,505	-	29,557
Inducement expense	-	-	-	-	3,024,872	-	3,024,872
Warrant expense	-	-	-	-	334,238	-	334,238
Conversion of warrants to Common Stock	-	-	83,579	83,580	1,086,530	-	1,170,110
Share based compensation	-	-	-	-	535,481	-	535,481
Net Loss	-	-	-	-	-	(8,806,492)	(8,806,492)
Balances - September 30, 2022	438,776,170	$438,773	477,610	$477	$49,246,179	$(57,834,905)	$(8,149,476)

	Preferred Series A Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2022	438,776,170	$438,773	618,506	$618	$49,531,216	$(59,327,993)	$(9,357,386)
Issuance of warrants pursuant to convertible notes payable	-	-	-	-	73,872	-	73,872
Conversion of convertible notes payable to Common Stock	-	-	94,204	96	58,604	-	58,700
Share based compensation	-	-	-	-	100,759	-	100,759
Net loss	-	-	-	-	-	(1,765,515)	(1,765,515)
Balances - September 30, 2023	438,776,170	$438,773	712,710	$714	$49,764,451	$(61,093,508)	$(10,889,570)

See accompanying notes to the consolidated financial statements

INNOVEREN SCIENTIFIC, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,765,515)	$(8,806,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,869	10,086
Amortization of debt premium	-	(499,100)
Inducement expense	-	3,024,872
Share based compensation expense	100,759	535,481
Loss on debt extinguishment	-	2,196,100
Warrant expense	-	334,238
Bad debt expense	20,301	59,820
Loss on disposal of property and equipment	-	9,610
Expense of acquired IP, R&D	-	1,245,948
Day one loss on derivative liabilities	1,527,239	-
Gain on convertible notes payable carried at fair value	(1,329,629)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(46,320)
Patient financing receivable, current portion	3,659	11,789
Patient financing receivable, net of current portion	4,383	41,037
Other assets	-	(2,981)
Prepaid expenses and other assets	(85,539)	(57,304)
Interest payable	112,788	120,677
Interest payable, related parties	163,948	144,593
Accounts payable	287,558	235,876
Accrued liabilities	89,491	58,830
Other current liabilities	39,317	(24,739)
Deferred revenue	-	(414,025)
Net Cash Used in Operating Activities	(826,371)	(1,822,004)

Cash Flows from Investing Activities
Proceeds from redemption of equity method investment	869,249	-
Cash acquired in asset acquisition	-	469
Net Cash Provided By Investing Activities	869,249	469

Cash Flows from Financing Activities
Proceeds from notes payable	18,004	67,500
Proceeds from convertible notes payable	150,000	437,500
Payment on PPP Loan	-	(66,275)
Payment on note payable	(12,000)	(57,500)
Proceeds from warrants exercised	-	1,170,110
Proceeds from issuance of common stock	-	225,001
Payment on debt financing costs	-	(13,250)
Payments on convertible notes	(115,000)	-
Proceeds from convertible notes carried at fair value, related parties	275,000	-
Proceeds from convertible notes carried at fair value	185,000	-
Net Cash Provided by Financing Activities	501,004	1,763,086

Net Change in Cash	543,882	(58,449)

Cash - Beginning of period	-	95,172

Cash - End of period	$543,882	$36,723

Supplementary Cash Flow Information
Cash paid for interest	$80,710	$9,916

Non Cash Investing & Financing Activity
Conversion of Series A Preferred Stock to Common Stock	$-	$63,114
Issuance of warrants pursuant to inducement agreements	$-	$2,993,872
Issuance of warrants for services rendered	$-	$31,000
Issuance of warrants pursuant to securities purchase agreement	$-	$334,238
Issuance of Common Stock pursuant to SkinDisc acquisition	$-	$29,557
Conversion of convertible notes payable to Common Stock	$58,700	$-
Issuance of warrants pursuant to convertible notes payable - related parties	$44,255	$-
Issuance of warrants pursuant to convertible notes payable	$29,617	$-

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

The consolidated results for Innoveren Scientific, Inc include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. During the first quarter of 2022, the Company closed the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic. All LHI clinics are closed as of September 30, 2023. The Company leases a shared office space for its corporate address as the Company’s employees continue to work remotely.

On June 10, 2022, the Company amended (the “Amendment”) its Articles of Incorporation to effectuate a one-for-one thousand reverse stock split (the “Reverse Split”) of its common stock. The Reverse Split was approved by FINRA on June 10, 2022 and effectuated on June 13, 2022. Pursuant to the Amendment, the Company also reduced the authorized shares of common stock to 500,000,000. As a result of the Reverse Split, as of September 30, 2023, the Company has 712,710 shares of common stock outstanding and 438,776,170 shares of Series A Preferred Stock outstanding. As a result of the Reverse Stock Split, the Series A Preferred Stock conversion ratio is now one thousand shares of Series A Preferred Stock converts into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are now convertible into an aggregate of 438,776 shares of common stock.

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

Effective September 21, 2023, Corp (as “Seller”) entered into a Membership Interest and LLCA Rights Redemption Agreement (“Redemption Agreement”) with JV for the redemption (purchase) by JV of all of Corp’s membership interests outstanding with the JV, as well as the purchase all of the rights of Corp under the Amended and Restated Limited Liability Company Agreement (“LLCA”) dated April 2, 2021 (the “LLCA Rights”), for a purchase price of approximately $869,000. In addition, Corp and JV have agreed in principle for the assignment and transfer of the DenerveX IP (the “2023 IP Agreement”) by Corp to JV for the rights to IP under the DenerveX device and technology and all trade names, patents, trademarks, and other IP under the Medovex and Medovex Corp names, for a purchase price of approximately $56,000. The Company and Corp will no longer be a party to any rights or obligations associated with the DenerveX IP or associated assets.

The sale of membership interests in the JV and the IP under the DenerveX device and technology was recorded as deferral on gain on redemption of equity method investment of approximately $869,000 and deferral on gain on sale of IP of approximately $56,000, for the three and nine months ended September 30, 2023, on the accompanying consolidated statements of operations.

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

The results of operations for the interim period ended September 30, 2023, are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are contained in the Company’s 2022 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Basis Of Presentation And Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 3 – Liquidity, Going Concern and Sources of Liquidity

The Company incurred net losses of approximately $496,000 and $1,766,000 for the three and nine months ended September 30, 2023. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements its plan around acquiring and developing early-stage companies or their technologies in the areas of therapeutics, medical devices, and diagnostics. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

The Company had cash on hand of approximately $544,000 as of September 30, 2023 and approximately $150,000, as of November 9, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

On February 24, 2023, the Company and certain investors entered into Securities Purchase Agreements (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023, per terms of agreement.

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

On March 27, 2023, the Company and three related party investors entered into Securities Purchase Agreements (the “SPA”), whereby, the Company sold and issued to the certain investors, an aggregate of one hundred twenty five thousand dollars ($125,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). On April 12, 2023, the Company and an additional investor entered into the SPA, whereby, the Company sold and issued an aggregate of thirty five thousand dollars ($35,000) of the Company’s Notes. In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023, per terms of agreement.

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum and will be calculated on an actual/365-day basis. The Company defaulted on this note on June 12, 2023 which triggered an increase in interest from 8% to 12%. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

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

Note 4 – Fair Value of Financial Instruments

The Company measures certain financial instruments and certain financial instruments with related parties at fair value on a recurring basis. The Company elected the fair value option of accounting for certain debt instruments. Under the fair value option, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis each reporting period with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. As of September 30, 2023, the fair value of these instruments was as follows:

	Total	Level 1	Level 2	Level 3

Assets:	$-	$-	$-	$-
Liabilities:
Convertible Notes at fair value	$583,738	$-	$-	$583,738

The following is a reconciliation of the beginning and ending balances for the Convertible Notes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023:

Balance at December 31, 2022	$—
Fair value of Convertible Notes issued	(1,913,367)
Gain on change in fair value of Convertible Notes	1,329,629

Balance at September 30, 2023	$(583,738)

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

Note 5 – Related Party Transactions

Officers and Board Members and Related Expenses

On January 12, 2021, Mr. Raymond Monteleone was appointed as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. There are understandings between the Company and Mr. Monteleone for him to receive $7,500 per month to serve on the Board of Directors and an additional $2,500 per quarter to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. Effective July 1, 2022, due to lack of working capital, Mr. Monteleone receives $3,750 per month to serve on the Board of Directors and to serve as Chairman of the Board, Audit Committee Chair, and Compensation Committee Chair. For the three months and nine months ended September 30, 2023 the Company expensed $11,250 and $33,750, respectively, for board of director fees to Mr. Monteleone. For the three months and nine months ended September 30, 2022 the Company expensed $13,750 and $63,750, respectively, for board of director fees to Mr. Monteleone. Due to lack of financial resources, the Company has been unable to pay Mr. Monteleone for his services totaling $57,500, which is included in accounts payable as of September 30, 2023.

On January 12, 2021, Mr. William Horne stepped down as Chairman of the Board. Mr. Horne will remain a member of the Board. Mr. Horne agreed to continue to defer the $108,000 in base salary deferred by him in 2018 until such time as there is a positive cash flow to meet the Company’s financial obligations and then the Company and Mr. Horne will work together in good faith to negotiate a payment plan for such deferred salary. Effective December 1, 2021, Mr. Horne will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Horne receives $2,500 per month to serve on the Board of Directors. For the three months and nine months ended September 30, 2023, the Company expensed approximately $7,500 and $22,500, respectively, in compensation and board of director fees to Mr. Horne. For the three months and nine months ended September 30, 2022 the Company expensed $7,500 and $42,500 respectively, for board of director fees to Mr. Horne. Due to lack of financial resources, the Company has been unable to pay Mr. Horne for his services totaling $37,500, which is included in accounts payable as of September 30, 2023.

Mr. Richard Rosenblum entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Rosenblum will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Rosenblum receives $2,500 per month to serve on the Board of Directors. For the three and nine months ended September 30, 2023 the Company expensed $7,500 and $22,500, for board of director fees to Mr. Rosenblum. For the three months and nine months ended September 30, 2022 the Company expensed $7,500 and $35,000, respectively, for board of director fees to Mr. Rosenblum. Due to lack of financial resources, the Company has been unable to pay Mr. Rosenblum for his services totaling $37,500, which is included in accounts payable as of September 30, 2023.

Mr. Matthew Anderer entered into an oral agreement with the Company effective January 17, 2022, in which Mr. Anderer will receive $5,000 per month to serve on the Board of Directors. Effective July 1, 2022, due to lack of working capital, Mr. Anderer receives $2,500 per month to serve on the Board of Directors. For the three month and nine months ended September 30, 2023 the Company expensed $7,500 and $22,500, respectively, for board of director fees to Mr. Anderer. For the three months and nine months ended September 30, 2022 the Company expensed $7,500 and $35,000, respectively, for board of director fees to Mr. Anderer. Due to lack of financial resources, the Company has been unable to pay Mr. Anderer for his services totaling $37,500, which is included in accounts payable as of September 30, 2023.

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

Due to changes in key provisions of the Tranche 1 Notes, the Company analyzed the before and after cash flows between the (i) fair value of the New Notes and (ii) reacquisition price of the Tranche 1 Notes prior to the (A) change in the maturity date from March 31, 2022 to June 17, 2022, (B) change in the conversion price to the lesser of (x) $2.00 and (y) the price paid in a Qualified Financing, and (C) the fair value of the potential Royalty Payments, to determine whether these changes resulted in a modification or extinguishment of the Tranche 1 Notes. The Company entered into an agreement with the noteholders to extend the maturity of the outstanding notes until July 31, 2024

The Company used a discounted cash flow method with Monte Carlo Simulation to value the Royalty Payments. Future Royalty Payments were estimated based on management’s best estimate of future cash flows under various scenarios which were discounted to present value using a risk-adjusted rate of 70%.

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

On February 24, 2023, the Company and certain investors entered into Securities Purchase Agreements (the “SPA”), whereby the Company sold and issued to the certain investors an aggregate of three hundred thousand dollars ($300,000) of the Company’s convertible promissory notes (the “Note” or “Notes”), which are convertible into the Company’s Common Stock, $0.001 par value (“Common Stock”). In connection with the aforementioned Notes, the Company also issued to the investors a warrant to purchase (the “Purchase Warrant”) a certain number of shares of Common Stock, which are equal to 20% of the shares of Common Stock issuable upon conversion of the Note, based on a price of $2.00 per share. These warrants have a term of five (5) years, with an exercise price of $2.00 per share. Unless the Company chooses to terminate earlier, the offering and the sale of the Notes shall terminate on the sooner of the sale of the maximum offering amount or April 30, 2023. However, the Company extended this offering to June 30, 2023 per terms of agreement.

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

The March 27, 2023, Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023, Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. The Company defaulted on this note on June 12, 2023 which triggered an increase in interest from 8% to 12%. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

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

Because these Convertible Notes are carried in their entirety at fair value, the value of the contingent conversion feature is embodied in that fair value. The Company estimates the fair value based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the conversion feature valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing a hybrid financial instrument. Inputs used to value the Convertible Notes as of September 30, 2023 included, (i) present value of future cash flows using a credit risk adjusted rate of 20.0%, (ii) remaining term of approximately five months, (iii) volatility of 322%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the estimated price of a Qualified Offering, less a 20% discount, in accordance with the terms of the Note. Changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

At inception, the fair value of the Convertible Notes using the fair value option was $1,913,367, and the fair value of the related Warrants issued was approximately $73,872. Because the fair value of the hybrid instrument was in excess of the proceeds received of $460,000, the Company recorded a day one loss on convertible notes of $1,521,768. On September 30, 2023, the debt instruments were revalued at approximately $584,000 resulting in a gain of approximately $1,330,000 for the nine months ended September 30, 2023.

Other Obligations

During the year ending December 31, 2022, Michael Yurkowsky, CEO, advanced the Company approximately $40,000 as a non-interest-bearing note with no established repayment terms. During the nine months ended September 30, 2023, approximately $13,000 in net additional advances were made. The balance owed is approximately $53,000 as of September 30, 2023.

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

	September 30, 2023	December 31, 2022
Common Stock	712,710	618,506
Series A Preferred Stock	438,776,170	438,776,170

Series A Preferred Stock

During the nine months ended September 30, 2023, no shares of Series A Preferred Stock were converted to Common Stock.

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

As of September 30, 2023, 29,385 options were outstanding and 24,843 were vested. As of September 30, 2022, 29,635 options were outstanding and 20,510 were vested. For the three and nine months ended September 30, 2023, the Company recognized an expense related to stock options of approximately $26,000 and $101,000, respectively, which is included in share-based compensation. For the three months and nine months ended September 30, 2022, the Company recognized approximately $61,000 and $246,000 in stock-based compensation expense, respectively, which is included in share-based compensation. As of September 30, 2023, the Company has approximately $55,000 of unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.35 years.

Inputs used in the valuation models are as follows:

2021 Grants
Option value	$54.00	to	$56.00
Risk Free Rate	0.90%	to	1.37%
Expected Dividend- yield	-	to	-
Expected Volatility	173.99%	to	176.04%
Expected term (years)	5	to	7

The following is a summary of stock option activity for the nine months ended September 30, 2022 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at December 31, 2021	29,635	$86.48	9.20
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2022	29,635	$86.48	8.71
Exercisable at September 30, 2022	20,510	$93.81	8.44

Outstanding at December 31, 2022	29,385	$83.81	8.22
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2023	29,385	$83.81	7.48
Exercisable at September 30, 2023	24,843	$86.33	7.47

The following is a summary of the Company’s non-vested shares for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	7,979	$55.70
Vested	(3,437)	55.46
Non-vested at September 30, 2023	4,542	$69.88

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

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive:

	For the Nine Months Ended September 30,
	2023	2022
Warrants to purchase common stock (in the money)	-	385,033
Series A Preferred Stock convertible to common stock	438,776	515,874
Total	438,776	900,907

Excluded from the above table are 493,180 warrants and 29,385 stock options for the nine months ended September 30, 2023 and 384,788 warrants and 29,635 stock options for the nine months ended September 30, 2022 as they are out of the money (exercise price greater than the stock price). Inclusion of such would be anti-dilutive. As a result of the Reverse Stock Split, the Series A Preferred Stock is convertible at a ratio of one thousand shares of Series A Preferred Stock into one share of common stock. Accordingly, the 438,776,170 outstanding shares of Series A Preferred Stock are convertible into an aggregate of 438,776 shares of common stock at September 30, 2023.

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

The Equity Award was measured at fair value on its grant date using a Monte Carlo simulation model. The Monte Carlo simulation model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company’s historical results. The Company will recognize aggregate share-based compensation expense of approximately $328,000 related to the Equity Award on a straight-line basis over the derived service period determined by the Monte Carlo simulation model, which was 0.71 years. During the three and nine month period ending September 30, 2022, the Company recognized approximately $0 and $114,000 in compensation expense related to the Equity Award, respectively. If the market capitalization targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested Equity Award. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

Consulting Agreements

The Company entered into a consulting agreement with Tanya Rhodes of Rhodes & Associates, Inc, effective June 15, 2020, to serve as the Chief Science Officer of the Company. The agreement has a minimum term of six months with an average fee of $21,000 per month plus expenses which increases 5% per month on January 1 of each calendar year unless an alternative retainer amount is negotiated and agreed upon by both parties. The Company extended the contract on January 1, 2021, resulting in monthly expenses of $22,500 plus expenses for services rendered. Due to lack of financial resources, the Company has been unable to pay Ms. Rhodes for her services totaling approximately $220,000, which has been accrued as part of accrued liabilities as of September 30, 2023.

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

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of September 30, 2023.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of September 30, 2023.

Note 8 – Debt

Notes Payable

Notes payable were assumed in the Merger (for further discussion, see Note 1 - “Overview” to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K) and are due in aggregate monthly installments of approximately $5,800 and carry an interest rate of 5%. Each note originally had a maturity date of August 1, 2019. The Company finalized an eighteen-month extension to March 1, 2021. The promissory notes have an aggregate outstanding balance of approximately $69,000 at September 30, 2023 and December 31, 2022. The Company has not made payments on these notes since February 10, 2020, due to the Company’s lack of working capital. On April 19, 2022, the Company entered into a promissory note modification agreement with the Lender extending the maturity date of the notes to April 1, 2024. The modification agreement also reduces the interest rate from 5% to 3% and requires a monthly payment of $1,000 per month with a balloon payment at the end of the modified term.

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

Note 10- Redemption of Medovex, LLC Membership Interest and Sale of IP

Effective April 2, 2021, and in conjunction with the Amended and Restated Limited Liability Company Agreement of Medovex, LLC (“JV”) (the “LLC Agreement”), Innoveren, Scientific, Inc., through its wholly-owned subsidiary, Medovex Corp. (“Corp”), entered into a Contribution Agreement with JV to pursue a joint venture regarding the continued development and commercialization of the Company’s DenerveX Device. In connection with the Contribution Agreement, Corp and JV entered into an Intellectual Property (“IP”) License Agreement (“License Agreement”) in part to permit Corp to license the IP to JV for use in commercializing the DenerveX Device. The IP and related assets were previously deemed fully impaired by the Company in a prior year. Pursuant to the Contribution Agreement, the JV issued certain membership interests in the JV to Corp in exchange for the contributed IP assets. The effects of the Contribution Agreement on the Company’s consolidated financial statements were deemed immaterial.

Effective September 21, 2023, Corp (as “Seller”) entered into a Membership Interest and LLCA Rights Redemption Agreement (“Redemption Agreement”) with JV for the redemption (purchase) by JV of all of Corp’s membership interests outstanding with the JV, as well as the purchase all of the rights of Corp under the Amended and Restated Limited Liability Company Agreement (“LLCA”) dated April 2, 2021 (the “LLCA Rights”), for a purchase price of approximately $869,000. In addition, Corp and JV have agreed in principle for the assignment and transfer of the DenerveX IP (the “2023 IP Agreement”) by Corp to JV for the rights to IP under the DenerveX device and technology and all trade names, patents, trademarks, and other IP under the Medovex and Medovex Corp names, for a purchase price of approximately $56,000. The Company and Corp will no longer be a party to any rights or obligations associated with the DenerveX IP or associated assets.

The sale of membership interests in the JV and the IP under the DenerveX device and technology was recorded as a deferred gain on redemption of equity investment of approximately $869,000 and a deferred gain on sale of asset of approximately $56,000, for the three and nine months ended September 30, 2023, on the accompanying consolidated statements of operations as the Company awaits the final transfer of IP to Medovex LLC. The IP that was sold as part of the Redpemtion Agreement had a net book value of $0.

Note 11- Common Stock Warrants

A summary of the Company’s warrant issuance activity and related information for the nine months ended September, 2022 and 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	406,301	$34.88	8.17
Expired	(22,513)	373.85	-
Exercised	(83,579)	14.00	-
Granted	140,829	9.41	4.63
Outstanding and exercisable at September 30, 2022	441,038	$12.52	6.84

Outstanding at December 31, 2022	447,967	$10.90	6.65
Expired	(787)	(498.54)	-
Granted	46,000	2.00	4.44
Outstanding and exercisable at September 30, 2023	493,180	$9.30	5.68

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

The fair value of warrants issued during the three and nine months ended September 30, 2023, totaled approximately $0 and $74,000, respectively. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note 12 - Subsequent Events

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

The consolidated results for Innoveren Scientific include the following wholly-owned subsidiaries: H-CYTE Management, LLC, Medovex Corp, Cognitive Health Institute, LLC, and Lung Institute Tampa, LLC and the results include Lung Institute Dallas, LLC (“LI Dallas”), Lung Institute Nashville, LLC (“LI Nashville”), Lung Institute Pittsburgh, LLC (“LI Pittsburgh”), and Lung Institute Scottsdale, LLC (“LI Scottsdale”), as Variable Interest Entities (“VIEs”). Additionally, H-CYTE Management, LLC was the operator and manager of the various Lung Health Institute (LHI) clinics: LI Dallas, LI Nashville, LI Pittsburgh, and LI Scottsdale. The LI Dallas and LI Pittsburgh clinics did not reopen in 2020 after the temporary closure of all LI clinics due to COVID-19. During the first quarter of 2022, the Company closed the LI Tampa and LI Nashville clinics. During the second quarter of 2022, the Company closed the LI Scottsdale clinic. All LHI clinics are closed as of September 30, 2023.

As of September 30, 2023, the Company has closed all of the LHI clinics and has moved away from the Infusion Division as part of its future plans. The Company has transformed into a medical biosciences incubator focusing on bringing new biologics and therapeutic device technologies to market for various health conditions.

Effective September 21, 2023, Corp (as “Seller”) entered into a Membership Interest and LLCA Rights Redemption Agreement (“Redemption Agreement”) with JV for the redemption (purchase) by JV of all of Corp’s membership interests outstanding with the JV, as well as the purchase all of the rights of Corp under the Amended and Restated Limited Liability Company Agreement (“LLCA”) dated April 2, 2021 (the “LLCA Rights”), for a purchase price of approximately $869,000. In addition, Corp and JV have agreed in principle for the assignment and transfer of the DenerveX IP (the “2023 IP Agreement”) by Corp to JV for the rights to IP under the DenerveX device and technology and all trade names, patents, trademarks, and other IP under the Medovex and Medovex Corp names, for a purchase price of approximately $56,000. The Company and Corp will no longer be a party to any rights or obligations associated with the DenerveX IP or associated assets.

The sale of membership interests in the JV and the IP under the DenerveX device and technology was recorded as a deferred gain on redemption of equity investment of approximately $869,000 and a deferred gain on sale of asset of approximately $56,000, for the three and nine months ended September 30, 2023, on the accompanying consolidated statements of operations as the Company awaits the final transfer of IP to Medovex LLC. The IP that was sold as part of the Redpemtion Agreement had a net book value of $0.

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

Results of Operations - Three and nine months ended September 30, 2023 and 2022

Revenue, Cost of Sales and Gross Profit

The Company recorded no revenue for the three and nine months ended September 30, 2023. The Company recorded revenue of approximately $0 and $453,000 for the three and nine months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2023 the Company generated a gross profit totaling approximately $0. For the three and nine months ended September 30, 2022, the Company generated a gross profit totaling approximately $0 and $337,000, respectively. The Company has closed all of the LHI Clinics, which was the Company’s only source of revenue. The Company has transformed itself into a biologics and therapeutic device incubator company to bring new technologies to market.

Operating Expenses

Salaries and Related Costs

For the three and nine months ended September 30, 2023 the Company incurred approximately $106,000 and $433,000 in salaries and related costs, respectively. For the three and nine months ended September 30, 2022, the Company incurred approximately $221,000 and $848,000 in salaries and related costs, respectively. The decrease in salaries and related costs for the three and nine months ended September 30, 2023, as compared to the prior year, is due to the adjustments to the Company’s corporate structure by reducing expenses as part of the transition into a biologics and therapeutic incubator company to bring new technologies to market. As of September 30, 2023, due to lack of financial resources, the Company has incurred $513,000 in unpaid salaries and wages.

Other General and Administrative

For the three and nine months ended September 30, 2023 the Company incurred approximately, $290,000 and $718,000, in other general and administrative costs, respectively. For the three and nine months ended September 30, 2022, the Company incurred approximately, $268,000 and $1,173,000, in other general and administrative costs, respectively. The Company adjusted its corporate structure by reducing expenses as part of the transition into a biologics and therapeutic incubator company to bring new technologies to market.

Other Income/Expense

For the three months and nine months ended September 30, 2023, the Company incurred approximately $0 and $1,527,000 in day one loss expense related to the convertible notes payable carried at fair value.

For the three and nine months ended September 30, 2023 interest expense was approximately $100,000 and $348,000 respectively. For the three and nine months ended September, 2022 interest expense was approximately $91,000 and $279,000 respectively.

For the three and nine months ended September 30, 2023 the Company did not incur inducement expense. For the three and nine months ended June 30, 2022 inducement expense was approximately $0 and $3,025,000 respectively.

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

Liquidity, Going Concern, and Sources of Liquidity

The Company generated net income (loss) of approximately $429,000 and $(841,000) for the nine months ended September 30, 2023 and 2022, respectively. The Company has historically incurred losses from operations and expects to continue to generate negative cash flows as it implements the transition into a biologics and therapeutic incubator company to bring new technologies to market. The consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) as applicable to a going concern.

The Company had cash on hand of approximately $544,000 as of September 30, 2023 and approximately $150,000 as of November 9, 2023. The Company’s cash is insufficient to fund its operations over the next year and the Company is currently working to obtain additional debt or equity financing to help support short-term working capital needs.

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

The March 27, 2023 Notes have a maturity date of the earlier of (i) one year from issuance; or (ii) upon the closing of a qualified offering. The April 12, 2023 Note has a maturity date 60 days from issuance. Interest on the Note shall accrue on the unpaid principal balance of this Note at the rate of eight percent (8%) per annum, and will be calculated on an actual/365-day basis. The Company defaulted on this note on June 12, 2023 which triggered an increase in interest from 8% to 12%. In the event that the Company moves forward with a qualified offering, as referenced in the SPA, the Holder may convert the unpaid and outstanding principal plus any accrued and unpaid Interest into shares of the Company’s Common Stock at a conversion price equal to a 20% discount to the offering price.

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

Cash activity for the nine months ended September 30, 2023 and December 31, 2022 is summarized as follows:

Working Capital Deficit

	As Of
	September 30, 2023	December 31, 2022
Current Assets	$749,486	$83,845
Current Liabilities	9,661,036	7,476,893
Working Capital Deficit	$(8,911,550)	$(7,393,048)

Cash Flows

Cash activity for the nine months ended September 30, 2023 and 2022 is summarized as follows:

	Nine months Ended September 30,
	2023	2022
Cash used in operating activities	$(826,371)	$(1,822,004)
Cash used in investing activities	869,249
Cash provided by financing activities	501,004	1,763,086
Net increase (decrease) in cash	$543,882	$(58,449)

As of September 30, 2023, the Company had approximately $544,000 of cash on hand.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, due to the lack of working capital, the Company’s disclosure controls and procedures were not as effective as desired because of the material weakness in our internal control over financial reporting as discussed below, and as a result, the Company engaged consultants, implemented a number of new entity and process level controls and installed a new accounting software system to help mitigate this material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2023, we determined that internal control deficiencies relating to a lack of segregation of duties and knowledge related to more complex accounting transactions still exist. Management believes these deficiencies mainly relate to the Company employing a limited number of accounting and finance personnel. The aggregation of these deficiencies is considered to be a material weakness in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were ineffective as of September 30, 2023, we have applied additional procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in a lawsuit with Sinclair Broadcast Group, Inc. (“Sinclair”) which was filed on September 8, 2020, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. Sinclair has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $75,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of September 30, 2023.

The Company is involved in a lawsuit with ITN Networks, LLC (“ITN”) which was filed on July 22, 2021, in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. ITN has obtained a legal judgment for breach of contract for advertising services in the amount of approximately $45,000 plus interest and costs. The Company has retained legal counsel for guidance in this matter. The amount is recorded in accounts payable as of September 30, 2023.

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

